Form 10-Q
period 2021-09-30
Vacasa, Inc.
filed 2021-11-17
CIK 1874944

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to ________

Commission File Number: 333-258739

Vacasa, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-1995316 (I.R.S. Employer Identification No.)

850 NW 13th Avenue
Portland, OR 97209
(Address of Principal Executive Office)(Zip Code)
(503) 345-9399
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Not applicable

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares outstanding of the registrant's common stock as of November 16, 2021 was 1,000.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the effects of the COVID-19 pandemic, including as a result of new strains or variants of the virus, on our business, the travel industry, travel trends, and the global economy generally;
●	our expectations regarding our financial performance, including our revenue, costs, and Adjusted EBITDA;
●	our expectations regarding future operating performance, including Gross Booking Value (“GBV”), Nights Sold, and GBV per Night Sold;
●	our ability to attract and retain homeowners and guests;
●	our ability to compete in our industry;
●	our expectations regarding the resilience of our model, including in areas such as domestic travel, short-distance travel, and travel outside of top cities;
●	the effects of seasonal trends on our results of operations;
●	our ability to make required payments under our credit agreement and to comply with the various requirements of our indebtedness,
●	our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;
●	the anticipated increase in expenses associated with being a public company;
●	anticipated trends, developments, and challenges in our industry, business, and the highly competitive markets in which we operate;
●	the sufficiency of our cash and cash equivalents to meet our liquidity needs;
●	our ability to anticipate market needs or develop new or enhanced offerings and services to meet those needs;
●	our ability to expand into new markets and businesses, expand our range of homeowner services and pursue strategic M&A and partnership opportunities;
●	our ability to manage expansion into international markets;
●	our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in the United States and internationally and our expectations regarding various laws and restrictions that relate to our business;
●	our expectations regarding our tax liabilities and the adequacy of our reserves;
●	our ability to effectively manage our growth and expand our infrastructure and maintain our corporate culture;
●	our ability to identify, recruit, and retain skilled personnel, including key members of senior management;
●	the effects of labor shortages and increases in wage and labor costs in our industry;
●	the safety, affordability, and convenience of our platform and our offerings;
●	our ability to keep pace with technological and competitive developments;
●	our ability to maintain and enhance brand awareness;
●	our ability to successfully defend litigation brought against us;
●	our ability to maintain, protect, and enhance our intellectual property; and
●	our intended use of the net proceeds from our anticipated business combination with TPG Pace Solutions Corporation.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in our final proxy statement/prospectus filed with the SEC pursuant to Rule 424(b)(3) on November 10, 2021 (“Final Prospectus”) and this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made available. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report and in the section titled “Risk Factors” in our Final Prospectus. You should carefully consider these risks and uncertainties when investing in our Class A common stock. Principal risks and uncertainties affecting our business include the following:

●	We have incurred net losses in each year since inception, and may not be able to achieve profitability;
●	Our recent growth may not be indicative of its future growth, and it may not be able to sustain a similar revenue growth rate in the future. This recent growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that it will not be successful;
●	If we are unable to attract new vacation rental homeowners to our platform and maintain relationships with existing vacation rental homeowners, or if homeowners reduce the availability of their homes on our platform, our business, results of operations, and financial condition would be materially adversely affected;
●	If we are unable to attract new guests and retain existing guests, our business, results of operations, and financial condition would be materially adversely affected;
●	Bookings through our distribution partners account for a significant portion of its revenue, and if we are unable to maintain our relationships with existing distribution partners and develop and maintain successful relationships with additional distribution partners, our business, results of operations, and financial condition would be materially and adversely affected;
●	Any further and continued decline or disruption to the travel and hospitality industries or economic downturn would materially adversely affect our business, results of operations, and financial condition;
●	Our continued growth depends, in part, on our ability to consummate portfolio transactions on favorable terms and to effectively manage the risks associated with these transactions;

●	Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could reduce our ability to compete and could adversely affect our business;
●	The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with current or future competitors;
●	The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and will continue to materially adversely impact our business, results of operations, and financial condition;
●	We may experience significant fluctuations in our results of operations from quarter to quarter and year to year as a result of seasonality and other factors, which make it difficult to forecast our future results;
●	Demand for vacation rental properties has increased in recent periods compared to demand for other forms of accommodations, and there can be no guarantee that this trend will continue once the COVID-19 pandemic subsides;
●	If we fail to comply with federal, state, and foreign laws relating to privacy and data protection, we may face potentially significant liability, negative publicity, an erosion of trust, and increased regulation could materially adversely affect our business, results of operations, and financial condition;
●	If we or our third-party service providers fail to prevent data security breaches, there may be damage to our brand and reputation, material financial penalties, and legal liability, along with a decline in use of our platform, which would materially adversely affect our business, results of operations, and financial condition;
●	System capacity constraints, system or operational failures, or denial-of-service or other attacks could materially adversely affect our business, results of operations, and financial condition;
●	If we do not adequately protect our intellectual property and our data, our business, results of operations, and financial condition could be materially adversely affected;
●	Laws, regulations, and rules that affect the short-term rental business have limited and may continue to limit the ability or willingness of homeowners to rent through Vacasa and expose our homeowners or us to significant penalties, which have had and could continue to have a material adverse effect on our business, results of operations, and financial condition;
●	We are subject to a wide variety of complex, evolving, and sometimes inconsistent and ambiguous laws and regulations that may adversely impact our operations and discourage homeowners and guests from using our services, and that could cause us to incur significant liabilities including fines and criminal penalties, which could have a material adverse effect on our business, results of operations, and financial condition;
●	Uncertainty in the application of taxes to our homeowners, guests, or platform could increase our tax liabilities and may discourage homeowners and guests from conducting business on our platform;
●	Changes in tax laws or tax rulings could materially affect our business, results of operations, and financial condition;
●	Our principal stockholders will have significant influence following the consummation of the Business Combination, including over decisions that require the approval our stockholders, and their interests may conflict with yours; and
●	We are an “emerging growth company” within the meaning of the Securities Act, and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, Vacasa Class A Common Stock may be less attractive to investors.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Vacasa, Inc.

(a wholly owned subsidiary of Vacasa Holdings LLC)

Balance Sheet

(unaudited)

	As of September 30,	As of July 1,
	2021	2021
Assets
Total assets	$—	$—
Liabilities
Total liabilities	$—	$—
Stockholder's Equity
Common Stock, par value $0.00001 per share, 1,000 shares authorized, issued and outstanding	—	—
Total stockholder's equity	—	—
Total liabilities and stockholder's equity	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Note 1 - Organization

Vacasa, Inc. (the “Company”) was formed as a Delaware corporation on July 1, 2021. The Company is a wholly owned subsidiary of Vacasa Holdings LLC (“Parent”). The Company was formed for purpose of completing the transactions contemplated by the definitive business combination agreement, dated July 28, 2021 (the “Transaction Agreement”), by and among TPG Pace Solutions Corporation, Vacasa Holdings LLC, the Company and the other parties thereto. Following the consummation of the transactions contemplated by the Transaction Agreement, the Company will be the sole managing member of Vacasa Holdings LLC and will operate and control all of the business and affairs of Vacasa Holdings LLC and, through Vacasa Holdings LLC and its subsidiaries, continue to conduct the business now conducted by Vacasa Holdings LLC and its subsidiaries. However, the consummation of the transactions contemplated by the Transaction Agreement is subject to numerous conditions, and there can be no assurances that such conditions will be satisfied.

The Company has not commenced operations, nor has the Company entered into any contracts.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation — The balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America. Separate statements of operations, changes in stockholder’s equity and cash flows have not been presented in the financial statements because there have been no activities since incorporation.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Note 3 - Stockholders' Equity

The Company is authorized to issue 1,000 shares of common stock, par value $0.00001 per share (“Common Stock”). Under the Company’s certificate of incorporation all shares of common stock are identical. All the outstanding shares of the Company’s common stock are currently owned by Vacasa Holdings LLC.

Note 4 - Subsequent Events

Business Combination Agreement

On July 28, 2021, the Company's parent, Vacasa Holdings LLC ("Vacasa Holdings") and the Company, along with certain of Vacasa Holdings' investors including Turnkey Vacations, Inc. (“TK Newco”), and certain other equity holders of Vacasa Holdings (together with TK Newco, the “Blockers”), and certain other parties entered into a Business Combination Agreement (“Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”) with TPG Pace Solutions Corporation (“TPG Pace”), pursuant to which, amount other things, and subject to the conditions therein:

●	the D-1 Convertible Notes of Vacasa Holdings will convert into series D-1 preferred units of Vacasa Holdings and outstanding warrants to purchase common unit equity interests in Vacasa Holdings will be exercised in accordance with their terms;

●	a restructuring will be completed such that, after giving effect to that restructuring, the Blockers will directly hold equity interests in Vacasa Holdings;

●	Vacasa Holdings will recapitalize its outstanding equity interests into new common units (subject to substantially the same terms and conditions, including applicable vesting requirements) and certain other rights to acquire equity interests (“Vacasa Holdings' Recapitalization”);

●	one (1) business day prior to the closing date of the transactions contemplated by the Business Combination Agreement (the “Closing”), TPG Pace will merge (the “Domestication Merger” and the proposal to approve the Domestication Merger, the “Domestication Merger Proposal”) with and into Vacasa, Inc., with Vacasa, Inc. surviving the Domestication Merger;

●	at the effective time of the Domestication Merger (the “Domestication Merger Effective Time”), (a) each then issued and outstanding Class A ordinary share of TPG Pace will convert automatically, on a one-for-one basis, into a share of Vacasa Inc. Class A Common Stock; (b) each then issued and outstanding Class F ordinary share of TPG Pace will convert automatically, on a one-for-one basis, into a share of class F common stock of Vacasa Inc. (“Vacasa Class F Common Stock”, which thereafter will convert into shares of Vacasa, Inc. Class A Common Stock in accordance with the Vacasa, Inc. Certificate of Incorporation); (c) each then issued and outstanding Class G ordinary share of TPG Pace will convert automatically, on a one-for-one basis, into a share of class G common stock of Vacasa, Inc. (“Vacasa Class G Common Stock”); and (d) the common stock of Vacasa, Inc. held by Vacasa Holdings will be cancelled;

●	investors party to Subscription Agreements will purchase, and Vacasa, Inc. will issue and sell to the investors, the number of shares of Vacasa, Inc. Class A Common Stock pursuant to and set forth in the Subscription Agreements against payment of the amount set forth in the Subscription Agreements;

●	the investors party to the Forward Purchase Agreements will purchase, and Vacasa, Inc. will issue and sell to such investors, the number of shares of Vacasa, Inc. Class A Common Stock pursuant to and as set forth in the Forward Purchase Agreements against payment of the amount set forth in the Forward Purchase Agreements;

●	through a series of separate merger transactions, the Blockers will merge with and into Vacasa, Inc., with Vacasa, Inc. ultimately surviving such merger transactions and owning the assets previously owned by the Blockers (the “Blocker Mergers”);

●	immediately following the Blocker Mergers and in connection with the Closing, Vacasa, Inc. will contribute all of its assets (other than the interests in Vacasa Holdings it then holds and amounts necessary to fund any shareholder redemptions), which will consist of the amount of funds contained in TPG Pace’s trust account (the “Trust Account”) net of any deferred underwriting commissions and transaction expenses and amounts paid in respect of shareholder redemptions and including the net cash proceeds resulting from the share issuances contemplated by the Subscription Agreements and the Forward Purchase Agreements (collectively, “Available Cash”), less Vacasa Holdings' Cash Consideration, if applicable, to Vacasa Holdings in exchange for a number of OpCo Units of Vacasa Holdings such that Vacasa, Inc. thereafter will hold a number of OpCo Units of Vacasa Holdings equal to the total number of shares of Vacasa, Inc. Class A Common Stock (after giving effect to the conversion of the Vacasa Class F Common Stock in accordance with the Vacasa, Inc. Certificate of Incorporation) and Vacasa Class G Common Stock issued and outstanding immediately after giving effect to the Business Combination.

●	on the date of the Closing, in connection with Vacasa Holdings' Recapitalization, the Domestication Merger and Blocker Mergers, as applicable: (a) Vacasa, Inc. will sell a number of shares of Vacasa, Inc. Class B Common Stock to each holder of OpCo Units for an amount per share equal to the par value thereof, (b) each Vacasa Holdings unit appreciation right award that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into an award of stock appreciation rights (each, a “Vacasa SAR Award”) covering shares of Vacasa, Inc. Class A Common Stock, (c) each option to purchase TK Newco stock that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into an option to purchase shares of Vacasa, Inc. Class A Common Stock (each, a “Vacasa Option”), (d) each Existing VH Holder entitled to receive a portion of the Vacasa Holdings Cash Consideration, if applicable, (other than the owners of the Blockers) will sell OpCo Units to Vacasa, Inc. in exchange for its allocable portion of the Vacasa Holdings Cash Consideration, if applicable, (at a price of $10 per OpCo Unit) and certain rights described in the Tax Receivable Agreement with respect to such OpCo Units sold, and (e) by virtue of each Blocker Merger, the outstanding equity interests in the applicable Blocker will be converted into the right to receive shares of Vacasa Class A Common Stock or other equity interests, a portion of the Vacasa Holdings Cash Consideration (if any), and certain rights as set forth in the Tax Receivable Agreement).

The aggregate consideration in connection with the Business Combination will be based on an equity value for Vacasa Holdings of $3,963,000,000. This aggregate consideration is expected to consist solely of shares of Vacasa, Inc. valued at $10.00 per share/unit (the “Equity Consideration”). The Business Combination is being accomplished through what is commonly referred to as an “Up-C” structure. The closing of the Business Combination is subject to conditions including approval of the stockholders of TPG Pace and minimum available cash conditions of TPG Pace, as defined in the Business Combination Agreement. On November 10, 2021, the registration statement on Form S-4 filed by Vacasa, Inc. in connection with the Business Combination was declared effective by the U.S. Securities and Exchange Commission, and TPG Pace scheduled a special meeting for November 30, 2021 to approve the Business Combination. The Business Combination is expected to close promptly after the special meeting.

Vacasa Holdings LLC

Condensed Consolidated Balance Sheets

(in thousands, except unit data)

(unaudited)

	As of September 30,	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$150,417	$218,484
Restricted cash	135,079	72,528
Accounts receivable, net	44,299	10,161
Prepaid expenses and other current assets	21,091	10,191
Total current assets	350,886	311,364
Property and equipment, net	62,977	65,087
Intangibles, net	217,204	77,426
Goodwill	709,962	121,487
Other long-term assets	13,090	11,888
Total assets	$1,354,119	$587,252
Liabilities, Redeemable Convertible Preferred Units, and Members' Deficit
Current liabilities:
Accounts payable	$36,747	$15,648
Funds payable to owners	175,249	92,707
Hospitality and sales taxes payable	42,348	20,721
Deferred revenue	77,654	49,992
Future stay credits	32,517	35,140
Accrued expenses and other current liabilities	85,925	44,022
Total current liabilities	450,440	258,230
Long-term debt, net of current portion	118,057	111,689
Other long-term liabilities	47,958	22,204
Total liabilities	$616,455	$392,123
Commitments and contingencies (Note 13)
Redeemable convertible preferred units; 744,886,638 units authorized as of September 30, 2021 and December 31, 2020, respectively; 267,688,054 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $593,463 and $572,011 as of September 30, 2021 and December 31, 2020, respectively.	1,198,080	771,979
Members' deficit:
Class A common units, no par value - 161,518,057 units authorized, 161,518,057 issued and outstanding as of September 30, 2021, no units issued and outstanding as of December 31, 2020. Class B common units, no par value - 3,250,000,000 units authorized, 178,914,360 and 176,824,152 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	—	—
Additional paid-in capital	578,238	—
Accumulated deficit	(1,038,694)	(577,091)
Accumulated other comprehensive income	40	241
Total members' deficit	(460,416)	(576,850)
Total liabilities, redeemable convertible preferred units and members' deficit	$1,354,119	$587,252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vacasa Holdings LLC

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands except per unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$329,927	$186,126	$696,954	$382,851
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	138,461	82,706	332,455	187,089
Operations and support	55,435	34,719	132,836	87,193
Technology and development	12,332	6,783	30,935	19,452
Sales and marketing	49,943	22,448	114,657	62,735
General and administrative	19,326	15,248	59,672	38,990
Depreciation	4,414	3,936	12,721	11,381
Amortization of intangible assets	13,979	4,844	30,778	14,519
Total operating costs and expenses	293,890	170,684	714,054	421,359
Income (Loss) from operations	36,037	15,442	(17,100)	(38,508)
Interest income	6	15	32	379
Interest expense	(3,313)	(3,143)	(9,219)	(4,772)
Other income (expense), net	150	(2,977)	(10,199)	(4,375)
Income (Loss) before income taxes	32,880	9,337	(36,486)	(47,276)
Income tax benefit (expense)	(76)	79	76	236
Net income (loss)	$32,804	$9,416	$(36,410)	$(47,040)
Less: Remeasurement of redeemable convertible preferred units	—	(51,638)	(426,101)	(45,009)
Less: Undistributed earnings attributable to preferred units	(15,185)	—	—	—
Net income (loss) attributable to common units	$17,619	$(42,222)	$(462,511)	$(92,049)
Net income (loss) per unit attributable to common units:
Basic	$0.05	$(0.24)	$(1.62)	$(0.52)
Diluted	$0.05	$(0.24)	$(1.62)	$(0.52)
Weighted average units used to compute net income (loss) per unit attributable to common units:
Basic	338,566	176,824	285,210	176,824
Diluted	463,792	176,824	285,210	176,824

Net income (loss)	$32,804	$9,416	$(36,410)	$(47,040)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(940)	$(2,361)	$(201)	$210
Comprehensive income (loss)	$31,864	$7,055	$(36,611)	$(46,830)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vacasa Holdings LLC

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash from operating activities:
Net loss	$(36,410)	$(47,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	1,159	4,646
Depreciation	12,721	11,381
Amortization of intangible assets	30,778	14,519
Deferred income taxes	(178)	(417)
Other gains and losses	1,381	790
Fair value adjustment on warrant derivative liabilities	10,317	4,324
Non-cash interest expense	6,221	2,997
Equity-based compensation expense	5,273	1,872
Change in operating assets and liabilities:
Accounts receivable	20,351	4,080
Prepaid expenses and other assets	(10,794)	12,154
Accounts payable	11,028	1,763
Funds payable to owners	17,594	(8,931)
Hospitality and sales taxes payable	9,605	6,009
Deferred revenue and future stay credits	(16,470)	22,007
Accrued expenses and other liabilities	13,714	7,562
Net cash provided by operating activities	76,290	37,716
Cash from investing activities:
Purchases of property and equipment	(3,646)	(1,590)
Cash paid for internally developed software	(4,874)	(6,713)
Cash paid for business combinations, net of cash acquired	(63,477)	(2,141)
Net cash used in investing activities	(71,997)	(10,444)
Cash from financing activities:
Cash paid for business combinations	(9,421)	(7,235)
Proceeds from issuance of long-term debt	—	115,931
Payments on long term debt	(125)	(10,127)
Other financing activities	(179)	(280)
Net cash provided by (used in) financing activities	(9,725)	98,289
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(84)	(177)
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,516)	125,384
Cash, cash equivalents and restricted cash, beginning of period	291,012	209,489
Cash, cash equivalents and restricted cash, end of period	$285,496	$334,873
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$291	$28
Cash paid for interest	$3,539	$915
Issuance of common units for consideration in a business combination	$573,800	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vacasa Holdings LLC

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Units and Members' Deficit

(in thousands, except unit data)

(unaudited)

						Accumulated
						Other		Total
	Redeemable Convertible				Additional	Comprehensive	Accumulated	Members'
	Preferred Units		Common Units		Paid-In Capital	Income	Deficit	Deficit
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2020	267,688,054	$771,979	176,824,152	$—	$—	$241	$(577,091)	(576,850)
Issuance of common units for consideration in a business combination			161,518,057	—	573,800			573,800
Equity-based compensation					5,273			5,273
Exercise of equity-based option			70,208	—	73			73
Remeasurement of redeemable convertible preferred units		426,101			(908)		(425,193)	(426,101)
Net exercise of common unit warrants			2,020,000	—				—
Foreign currency translation adjustments						(201)		(201)
Net income (loss)							(36,410)	(36,410)
Balance as of September 30, 2021	267,688,054	$1,198,080	340,432,417	$—	$578,238	$40	$(1,038,694)	$(460,416)

Balance as of June 30, 2021	267,688,054	$1,198,080	338,412,417	$—	$575,966	$980	$(1,071,498)	$(494,552)
Equity-based compensation					2,272			2,272
Net exercise of common unit warrants			2,020,000	—				—
Foreign currency translation adjustments						(940)		(940)
Net income (loss)							32,804	32,804
Balance as of September 30, 2021	267,688,054	$1,198,080	340,432,417	$—	$578,238	$40	$(1,038,694)	$(460,416)

Vacasa Holdings LLC

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Units and Members' Deficit

(in thousands, except unit data)

(unaudited)

						Accumulated
						Other		Total
	Redeemable Convertible		Class A and Class B		Additional	Comprehensive	Accumulated	Members'
	Preferred Units		Common Units		Paid-In Capital	Income (Loss)	Deficit	Deficit
	Units	Amount	Units	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2019	264,310,388	$565,005	176,824,152	$—	$—	$554	$(285,669)	$(285,115)
Exercise of Series A preferred unit warrant	3,107,279	4,041						—
Equity-based compensation					1,872			1,872
Remeasurement of redeemable convertible preferred units		45,009			(1,872)		(43,137)	(45,009)
Foreign currency translation adjustments						210		210
Net income (loss)							(47,040)	(47,040)
Balance as of September 30,2020	267,417,667	$614,055	176,824,152	$—	$—	$764	$(375,846)	$(375,082)

Balance as of June 30, 2020	264,310,388	$558,376	176,824,152	$—	$—	$3,125	$(334,806)	(331,681)
Exercise of Series A preferred unit warrant	3,107,279	4,041						$—
Equity-based compensation					1,182			1,182
Remeasurement of redeemable convertible preferred units		51,638			(1,182)		(50,456)	(51,638)
Foreign currency translation adjustments						(2,361)		(2,361)
Net income (loss)							9,416	9,416
Balance as of September 30, 2020	267,417,667	$614,055	176,824,152	$—	$—	$764	$(375,846)	$(375,082)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Description of Business

Vacasa Holdings LLC and its Subsidiaries (the "Company") operate a vertically-integrated vacation rental platform. Homeowners utilize the Company’s technology and services to realize income from their rental assets. Guests from around the world utilize the Company’s technology and services to search and book Vacasa-listed properties in destinations throughout North and Central America. The Company collects nightly rent on behalf of homeowners and earns the majority of its revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through the Company’s website or app or through its distribution partners. The Company is headquartered in Portland, Oregon.

Members’ liability is limited pursuant to the Delaware Limited Liability Company Act.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Vacasa Holdings, LLC and subsidiaries ("Vacasa" or the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of December 31, 2020 is derived from the Company's annual audited Consolidated Financial Statements for the fiscal year ended December 31, 2020, included in the Company's final proxy statement/prospectus filed with the SEC pursuant to Rule 424(b)(3) on November 10, 2021, which should be read in conjunction with these Condensed Consolidated Financial Statements. These Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year.

Reorganization Transaction

The Company began operations in 2009 through its wholly owned subsidiary Vacasa LLC, an Oregon limited liability company. In August 2017, Vacasa LLC was converted to a Delaware limited liability company. On May 20, 2020, Vacasa Holdings LLC, a Delaware limited liability company, was formed. On May 21, 2020, Vacasa LLC, as initial sole member of the Company, pursuant to a Plan of Merger agreement, completed a reorganization of its legal entity structure whereby the existing equity holders of Vacasa LLC, exchanged their ownership interests in Vacasa LLC for proportionate ownership interests in Vacasa Holdings LLC. As a result, Vacasa Holdings LLC became the parent company of Vacasa LLC and its subsidiaries (the "Reorganization"). Prior to the Reorganization, all of the assets and operations of Vacasa Holdings LLC were those of its subsidiary, Vacasa LLC. The Reorganization was accounted for as a transaction between entities under common control, and accordingly, there was no change in the basis of the underlying assets and liabilities. The condensed consolidated financial statements are reflective of the changes that occurred as a result of the Reorganization. Prior to May 21, 2020, the condensed consolidated financial statements of the Company reflect the net assets and operations of Vacasa LLC.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment and intangibles assets, allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business acquisitions and related contingent consideration, valuation of warrants, valuation of redeemable convertible preferred units, equity-based compensation, and evaluation of recoverability of long-lived assets. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

COVID-19 Impacts

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was reported and in March 2020, the World Health Organization characterized COVID-19 as a global pandemic. The COVID-19 pandemic has forced international, federal, state, and local governments to enforce prohibitions of non-essential activities. Beginning at the end of the Company’s first quarter of 2020, the Company experienced a significant decline in revenue resulting from a decrease in bookings and an increase in cancellations, which in turn impacted nights sold. Due to the impact that the reduction in bookings initially had on its financial condition, $108.1 million of Senior Secured Convertible Notes were issued to provide for liquidity and fund other general corporate initiatives. See additional information as described in Note 9 - Debt. The Company also took steps to mitigate the adverse impacts from the COVID-19 pandemic through cost reduction measures including lower discretionary and overhead spending, as well as temporary employee furloughs, which primarily occurred in the second quarter of fiscal 2020. In May 2020, the Company initiated an internal reorganization and reduction of its workforce, primarily in North America, resulting in the elimination of approximately 850 positions. During the three months ended September 30, 2020, there were no charges recorded as a result of these reductions. During the nine months ended September 30, 2020, charges recorded as a result of these reductions were $5.0 million, of which $1.5 million was recorded to operations and support, $1.2 million to sales & marketing, $1.1 million to general and administrative expenses, $1.0 million to technology and development, and $0.2 million to cost of revenue in the condensed consolidated statement of operations.

The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The Company analyzed the various income tax and non-income tax provisions of the CARES Act based on currently available technical guidance and determined that aside from an impact to the timing of cash flows, there is no material impact to the Company’s condensed consolidated financial statements. Specifically, as it relates to the Company, the CARES Act allows for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. For the year ended December 31, 2020, the Company deferred approximately $7.6 million of the employer-paid portion of social security taxes. As of September 30, 2021 and December 31, 2020, the current portion of $3.8 million is included in accrued expenses and other current liabilities and the non-current portion of $3.8 million is included in other long-term liabilities on the condensed consolidated balance sheets. The Company will continue to assess the effect of the CARES Act and ongoing other government legislation related to the COVID-19 pandemic that may be issued.

The Canada Emergency Wage Subsidy (CEWS) was announced on March 27, 2020. Under this program, qualifying businesses can receive a subsidy for up to 75% of their employees’ wages, subject to certain limitations. For the three and nine months ended September 30, 2021, the Company received $0.4 million and $1.6 million, respectively, of wage subsidy from the Canadian government as part of the CEWS. For the three and nine months ended September 30, 2020, the Company received $0.7 million and $0.9 million, respectively, of wage subsidy from the Canadian government as part of the CEWS. These subsidies are included in operating costs and expenses in the condensed consolidated statement of operations.

Exit from European and Latin America Operations

In addition to the specific responses to COVID-19 above, in the second half of the year ended December 31, 2020, the Company’s management made the decision to realign the Company’s business and strategic priorities which resulted in the wind-down of a significant portion of the Company’s international operations by December 31, 2020. While some of these activities continued into 2021, the majority of these actions were completed by December 31, 2020. As of December 31, 2020, the Company had accrued restructuring charges related to the internal reorganization and restructuring actions of $2.2 million, primarily consisting of accrued severance included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of September 30, 2021, the accrued restructuring charges related to the internal reorganization and restructuring actions were not material.

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Segments

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker ("CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information on a condensed consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates one reportable segment.

The majority of the Company's revenue is earned in the United States. The Company's revenues earned outside of the United States did not exceed 10% of total revenues for the three and nine month periods ended September 30, 2021 and 2020, respectively. Long-lived assets by geographical location is based on the location of the legal entity that owns the asset. As of September 30, 2021 and December 31, 2020, the majority of the Company's long-lived assets were located in the United States.

Cash, Cash Equivalents and Restricted Cash

Cash includes demand deposits with banks and financial institutions, as well as cash in transit from payment processors. Cash equivalents includes short-term, highly liquid securities, including money market funds and term deposit investments with maturities of 90 days or less when purchased and their carrying values approximate fair value due to their short-term nature. The Company generally places its cash, cash equivalents, and restricted cash with major financial institutions deemed to be of high-credit-quality in order to limit its credit exposure. The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits. Restricted cash primarily represents payments made by guests in advance of reservations that are required to be held in escrow accounts until the rescission period expires in accordance with U.S. state regulations. The following table reconciles cash, cash equivalents and restricted cash reported on the Company's condensed consolidated balance sheets to the total amount of cash, cash equivalents and restricted cash presented on the condensed consolidated statement of cash flows (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Cash and Cash Equivalents	$150,417	$218,484
Restricted Cash	135,079	72,528
Total	$285,496	$291,012

Accounts Receivable, net

Accounts receivable, net primarily represents amounts owed by homeowners for reimbursable expenses incurred by the Company in accordance with the homeowner contract, amounts owed the Company from third-party distribution partners, acting as a merchant of record, for guest stays that have commenced, and amounts owed from the community and homeowner associations for services provided. The allowance for doubtful accounts is estimated based on historical experience, aging of the receivable, the counterparty’s ability to pay, condition of general economy and industry, and other factors. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified.

As of September 30, 2021 and December 31, 2020, the Company's allowance for doubtful accounts was $9.2 million and $8.9 million, respectively. Bad debt expense for the three and nine months ended September 30, 2021 was $(0.2) million and $1.2 million, respectively. Bad debt expense for the three and nine months ended September 30, 2020 was $3.4 million and $4.6 million, respectively. Bad debt expense is recorded as a component of general and administrative expense in the condensed consolidated statements of operations.

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Property and Equipment, net

Property and equipment are stated at cost or at fair value for assets acquired as part of a business combination. Costs of maintenance and repairs that do not improve or extend the useful lives of assets are expensed as incurred.

Property and equipment includes capitalized costs related to the development of the Company’s technology platform, mobile apps, and marketplace. Software development costs related to software developed or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, are capitalized during the application development stage of the project. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage are expensed as incurred. Additionally, the Company capitalizes qualifying costs incurred for upgrades and enhancements that result in additional functionality to existing software. Depreciation of such costs begins when the project milestones are substantially complete and software is ready for its intended use.

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Upon retirement or sale, the cost and related accumulated depreciation are removed from the condensed consolidated balance sheet and the resulting gain or loss is recorded as a component of General and administrative expense in the condensed consolidated statements of operations. Gains and losses on disposal of assets were not material for the three and nine month periods ended September 30, 2021 and 2020, respectively.

Intangible Assets, net

The Company’s intangible assets consist primarily of acquired homeowner contracts, databases, photos and property listings, tradenames, noncompete agreements, and other. Intangible assets are recorded at fair value as of the date of acquisition and are amortized on a straight-line basis over an estimated economic life ranging from 1 to 10 years. The Company reviews definite-lived intangible assets for impairment in accordance with its policy for long-lived assets.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group and its eventual disposal when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved and based on assumptions representative of market participants. Long-lived asset impairments are recorded as a component of General and administrative expenses in the condensed consolidated statement of operations. Long-lived asset impairment losses were not material for the three and nine month periods ended September 30, 2021 and 2020, respectively.

Business Combinations

In accordance with applicable accounting standards, the Company estimates the fair value of assets acquired and liabilities assumed as of the acquisition date of each business combination. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Management makes certain estimates and assumptions when determining the fair values of assets acquired and liabilities assumed, including intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from homeowner contracts, databases, photos and property listings, and trade names, as well as discount rates. At the acquisition date, the Company will also record acquisition related liabilities, if applicable, for any contingent consideration or deferred payments to the seller. Contingent consideration is recorded at fair value on the acquisition date based on Company’s expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the contingent consideration liabilities, recorded as a component of accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheets, are remeasured each reporting period after the acquisition date and any changes in the estimated fair value are reflected as gains or losses in general and administrative expense in the condensed consolidated statement

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

of operations. The deferred payments to sellers are recognized on the acquisition date at fair value by calculating the risk adjusted present value of the deferred cash payments to be made to the seller. The deferred payment to seller balances were $16.4 million and $8.9 million, as of September 30, 2021 and December 31, 2020, respectively, which are recorded as a component of accrued expenses and other current liabilities and other long-term liabilities in the condensed consolidated balance sheets based on the expected timing of settlement.

Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any changes to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. Transaction costs associated with business combinations are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company has one reporting unit which the Company tests for impairment on the first day of the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. There were no impairment charges in any of the periods presented in the condensed consolidated financial statements. Refer to Note 6 - Intangible Assets, Net and Goodwill, for additional information.

Loss Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are both probable and can reasonably be estimated. These accruals are adjusted as additional information becomes available or circumstances change.

Leases

The Company accounts for leases under the provisions of Accounting Standards Codification ("ASC)" Topic 840, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The terms used for the evaluation include renewal option periods in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Leases are classified as capital leases whenever the terms of the lease substantially transfer all of the risks and rewards of ownership to the lessee. The Company’s operating leases pertain to the Company’s corporate office locations, field operation locations and vacation properties whereby the Company takes control of a third-party’s property during the lease period for purpose of renting the property on a short-term basis.

The Company recognizes rent expense on operating leases on a straight-line basis over the non-cancellable lease term. Operating leases with landlord-funded leasehold improvements are considered tenant allowances and are amortized as a reduction of rent expense over the non-cancellable lease term. Deferred rent liabilities, which are calculated as the difference between contractual lease payments and the straight-line rent expense, are recorded in other long-term liabilities in the condensed consolidated balance sheets.

Fair Value

The Company measures certain assets and liabilities at fair value on a recurring basis based on an expected exit price, which represents the amount that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, accounts receivable, net, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values due to their short maturities.

Revenue from Contracts with Customers

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with its Customers. The Company operates a vertically-integrated vacation rental platform. The Company collects nightly rent on behalf of homeowners and earns the majority of its revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through the Company’s website or app or through its distribution partners. The majority of the Company’s vacation homes under management are located in the United States. The Company considers both the homeowners and guests to be its customers.

The Company fulfills its obligations to its customers in various ways, depending on the nature of the contract. For all performance obligations, sales taxes are excluded from the transaction price.

Vacation Rental Platform

Under the Company’s homeowner contracts, the Company acts as the sole and exclusive agent on the homeowners’ behalf to perform an integrated agency service that consists of a) acting as the vacation home letting agent and direct intermediary between the homeowner and the guest, b) performing routine care of the vacation property during the stay and upon guest departure, c) 24/7 contact center support for guests and homeowners as well as local operations support, and d) performing inspections, routine maintenance, minor repairs, and inventory management of required supplies of the property. The integrated agency service provided to homeowners represents a single distinct performance obligation.

The Company markets homes on its platform directly on vacasa.com and its guest app, and via its third-party distribution partners. Upon confirmation of a vacation home booking by a guest, the Company, on behalf of a homeowner, agrees to provide use of the vacation home for a specified period of time. At the time of booking, the guest agrees to pay the total booking value which is comprised of the nightly reservation rate, other reservation-related fees, and applicable sales taxes. The transaction price under the homeowner contracts represents variable consideration as the amount to which the Company is entitled depends on the total amount collected for each reservation. The uncertainty associated with the transaction price is generally resolved upon the booking, subject to estimates for cancellations and refunds. In accordance with the Company’s homeowner contracts, the Company earns commission revenue for a portion of the nightly rate and the other reservation-related fees for the integrated agency and guest services rendered.

The total booking value is generally due prior to the commencement of the reservation. The total booking value collected in advance of the reservation is recorded on the balance sheets as funds payable to owners, hospitality and sales taxes payable and deferred revenue in the amount obligated to the homeowner, the taxing authority, and the Company, respectively.

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

While the guest primarily interacts with the Company as part of the booking process, the homeowner is primarily responsible for fulfilling the promise to the guest, and as a result, the Company recognizes commission revenue net of the amount due to the homeowner under the contract. The performance obligation to provide the integrated agency services and guest services meets the criteria for recognition over time as the homeowner and guest simultaneously receive and consume the benefits from the services. The Company recognizes revenue for these services over the duration of each guest stay. The Company primarily remits payments to the homeowners for the portion of the total booking value obligated to the homeowner for completed guest stays on a monthly basis, except in certain regulated markets in which a portion of the amount obligated to the homeowner is paid in advance.

In the event a booked reservation is cancelled, we may offer a refund or a future stay credit up to the value of the cancelled reservation. Future stay credits are recognized as a liability on our condensed consolidated balance sheets. In certain instances, the Company may also offer a refund related to a completed stay. The Company accounts for these refunds as variable consideration, which results in a reduction to revenue. The estimate for variable consideration was not material for any of the periods presented.

In addition to providing the integrated agency services under the homeowner contract, the Company may also provide home care solutions directly to the homeowner, such as home maintenance and improvement services, linen and towel supply programs, supplemental housekeeping services, and other related services, for a separately agreed upon fee. These services may be provided by Company personnel or by third party contractors acting on the Company’s behalf. The Company recognizes these revenues on a gross basis as the Company is primarily responsible for providing these goods and services to the customer. These services represent distinct performance obligations provided to the homeowner as our customer. Fees for home care solutions are generally charged on a monthly basis in accordance with the homeowner contract and may be recognized at that point in time or over the duration of the service provided.

Other Services

In addition to providing vacation rental platform services, the Company provides other services including real estate brokerage and management services to community associations. The purpose of these services is to attract and retain homeowners as customers of the Company’s vacation rental platform.

Under the real estate brokerage services, the Company assists home buyers and sellers in listing, marketing, selling and finding homes. Real estate commissions earned by the Company’s real estate brokerage business are recorded as revenue at a point in time which is upon the closing of a real estate transaction (i.e., purchase or sale of a home). The commissions the Company pays to real estate agents are recognized concurrently with associated revenues and presented as cost of revenue in the condensed consolidated statements of operations.

Under the community association management services, the Company provides common area property management, community governance, and association accounting services to community and homeowner associations in exchange for a management fee and other incrementally billed services. The services represent an individual performance obligation in which the Company has determined its primarily responsible. Revenue is recognized over time as services are rendered for the management fee and incrementally billed services are recognized at a point in time.

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Disaggregation of Revenue

A disaggregation of the Company’s revenues by nature of the Company’s performance obligations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Vacation rental platform	$317,691	$176,294	$661,933	$355,869
Other services	12,236	9,832	35,021	26,982
Total	$329,927	$186,126	$696,954	$382,851

Contract Liability Balances

Contract liability balances on the Company’s condensed consolidated balance sheets consist of deferred revenue for amounts collected in advance of a guest-stay, limited to the amount of the booking to which the Company expects to be entitled as revenue. The Company’s deferred revenue balances exclude funds payable to owners and hospitality and sales taxes payable, as those amounts will not result in revenue recognition. Deferred revenue is reduced over the period in which a guest completes a stay and are recognized in revenue. Substantially all of the deferred revenue balances at the end of each fiscal year are expected to be recognized as revenue in the subsequent year.

Costs to Obtain a Contract

The Company capitalizes certain costs it incurs to obtain new homeowner contracts when those costs are expected to be recovered through revenues generated from the contract. Capitalized amounts are amortized on a straight-line basis over the estimated life of the customer through Sales and marketing in the condensed consolidated statement of operations. Costs to obtain a contract capitalized as of September 30, 2021 and December 31, 2020 were $10.2 million and $7.7 million, respectively, and were recorded as a component of Prepaid expenses and other current assets and Other long-term assets in the condensed consolidated balance sheets. The amount of amortization recorded for the three and nine months ended September 30, 2021 was $1.0 million and $2.8 million, respectively. The amount of amortization recorded for the three and nine months ended September 30, 2020 was $0.8 million and $2.3 million, respectively.

Cost of Revenue, Exclusive of Depreciation and Amortization

Cost of revenue, exclusive of depreciation and amortization, consists primarily of employee compensation costs, which includes wages, benefits, and payroll taxes, and outside service costs for housekeeping, home maintenance, payment processing fees for merchant fees and chargebacks, laundry expenses, housekeeping supplies, as well as fixed rent payments on certain owner contracts.

Operations and Support

Operations and support costs consist primarily of compensation costs, which includes wages, benefits, payroll taxes, and equity-based compensation, for employees that support the Company’s local operations teams in the field. Also included is the cost of contact center customer support, both employees and vendors, and the allocation of facilities and certain corporate costs.

Technology and Development

Technology and development expenses consist primarily of compensation costs, which includes wages, benefits, payroll taxes, and equity-based compensation, for salaried employees and payments to contractors, net of capitalized expenses, engaged in the design, development, maintenance and testing of the Company's platform, including websites, mobile applications, and other products. Costs qualifying for capitalization are recorded as a reduction of our technology and development expenses and are capitalized as internal-use software within property and equipment on the condensed consolidated balance sheets. These assets are depreciated over their estimated useful lives and are reported in depreciation on our condensed consolidated statements of operations. Also included within technology

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

and development are information technology costs to support infrastructure, applications and overall monitoring and security of networks, and other costs including for cloud, licensing and maintenance. Research and development expenses were not material for the three and nine months ended September 30, 2021 and 2020, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation costs, which includes wages, sales commissions, benefits, payroll taxes, and equity-based compensation for the Company's sales force and marketing personnel, payments to channel partners for guest reservations, digital and mail-based advertising costs for homeowners, advertising costs for search engine marketing and other digital guest advertising, and brand marketing. The Company expenses advertising and other promotional expenditures as incurred. Advertising expenses for the three and nine month periods ended September 30, 2021 were $5.9 million and $12.9 million, respectively. Advertising expenses for the three and nine month periods ended September 30, 2020 were $1.4 million and $5.2 million, respectively.

General and Administrative

General and administrative expenses primarily consist of personnel related compensation costs, including equity-based compensation, for executive management and administrative employees, including finance and accounting, human resources, communications, and legal, as well as general corporate and director and officer insurance. General and administrative costs also include professional services fees, including accounting, legal and consulting expense, rent expense for corporate facilities and storage, office supplies, and travel and entertainment expenses.

Depreciation

Depreciation expense consists of depreciation on capitalized internally developed software costs, furniture and fixtures, buildings and improvements, leasehold improvements, technology software, and computer equipment.

Amortization of Intangible Assets

Amortization of intangible asset expense consists of non-cash amortization expense of the acquired intangible assets, primarily homeowner contracts, which are recognized on a straight-line basis over their estimated useful lives.

Income Taxes

The Company and many of its subsidiaries are limited liability companies taxed as partnerships for which the taxable income or loss is allocated to the members, thus the Company is not subject to income tax. Accordingly, the condensed consolidated financial statements do not include a provision for federal income taxes on the flow-through taxable income or loss from Vacasa Holdings LLC.

Certain of the Company’s operating subsidiaries are considered taxable corporations for U.S. or foreign income tax purposes. Where taxable, the Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax amounts for the expected future tax consequences of events that have been included in the financial statements and tax carryforwards. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to the year in which the differences are expected to reverse. The deferred tax effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit for which the future realization is not more-likely-than-not based on an evaluation of all available positive and negative evidence.

The tax benefit of an uncertain tax position is recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. For those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authorities. The Company recognizes future accrued interest and penalties related to unrecognized tax benefits in income tax expense and in tax related liabilities on the balance sheet.

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Foreign Currencies

The Company’s reporting currency is the U.S. dollar. Operations in the Company’s subsidiaries outside the United States (U.S.) are recorded in the functional currency of each subsidiary which is determined by a review of the environment where each subsidiary primarily generates and expends cash. The results of operations for the Company’s foreign subsidiaries outside the United States are translated from functional currencies into U.S. dollars using the weighted average currency rate for the period. Assets and liabilities are translated using the period end exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries are recorded in other comprehensive income (loss).

Recently Adopted Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act (the "JOBS Act"), allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the Jumpstart Our Business Startups Act of 2012. The adoption dates discussed below reflect this election.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The updated guidance was effective for the Company beginning January 1, 2021 and did not have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which has subsequently been amended by ASUs 2018-01, 2018-10, 2018-11, 2018-20, 2019-01, and 2019-10. The guidance requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The Company expects to adopt the standard using the method of adoption that allow the Company to record the cumulative effect of initially applying the guidance at the beginning of the period of adoption. The guidance also includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The updated guidance will be effective for the Company for fiscal years beginning after December 15, 2021, to the extent the Company remains an emerging growth company, as defined in the JOBS Act. While the Company expects adoption of this new standard to materially increase reported assets and liabilities, the Company is currently in the process of evaluating the impact of this new guidance on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities from an incurred loss methodology to an expected loss methodology. For assets held at amortized cost basis, the guidance eliminates the probable initial recognition threshold and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses are recorded through an allowance for credit losses, rather than a write-down, limited to the amount by which fair value is below amortized cost. Additional disclosures about significant estimates and credit quality are also required. This ASU has subsequently been amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10, and 2019-11. The amendments are effective for the Company for the annual reporting period beginning January 1,

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

2023. The Company is currently in the process of evaluating the impact of this new guidance on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. Key changes outlined within the new standard include hybrid tax regimes, intra-period tax allocation exception and interim-period accounting for enacted changes in tax law. Early adoption is permitted, including adoption in any interim period or annual reports for which financial statements have not yet been made available for issuance. The updated guidance will be effective for the Company for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, to the extent the Company remains an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012. This ASU will be effective for the Company for the annual reporting period beginning January 1, 2022. The Company is currently in the process of evaluating the impact of this new guidance on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The updated guidance will be effective for the Company for fiscal years and interim periods within fiscal years beginning after December 15, 2023, to the extent the Company remains an emerging growth company, as defined in the JOBS Act. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of this new guidance on its condensed consolidated financial statements.

Note 3 – Acquisitions

The Company’s growth strategy includes expanding the number of vacation rental properties on its platform through individual additions, portfolio transactions, and strategic acquisitions. While the Company onboards individual vacation rental properties through its direct sales team, the Company engages in portfolio transactions and strategic acquisitions to onboard multiple units in a single transaction. Portfolio and strategic acquisitions are generally accounted for as business combinations. The goodwill resulting from portfolio transactions and strategic acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with the Company’s existing operations, as well as from benefits derived from gaining the related assembled workforce.

Nine Months Ended September 30, 2021

On April 1, 2021, the Company completed its strategic acquisition of the operations of TurnKey Vacation Rentals, Inc. ("TurnKey"), a provider of property management and marketing services for residential real estate owners in the United States. The acquisition of the operations of TurnKey expands the Company’s footprint of vacation properties under management in current and adjacent markets. In accordance with the contribution agreement, the Company acquired all of the issued and outstanding equity interests of Turnkey Vacation Rentals LLC, which comprised of all the historical operations of Turnkey. The equity interests were acquired for total purchase consideration of $618.8 million which was comprised of the following (in thousands):

Fair Value
Cash consideration paid to TurnKey Vacation Rentals, Inc.	$45,000
Fair value of Vacasa's common stock units issued to TurnKey Vacation Rentals, Inc.	573,800
Total purchase consideration	$618,800

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

The acquisition was accounted for under the acquisition method of accounting. The preliminary fair values assigned to the assets acquired and liabilities assumed were based on the Company's estimates and assumptions using various market, income, and cost valuation approaches. The following table summarizes the preliminary allocation of fair value of assets acquired and liabilities assumed in the transaction (in thousands):

Amount
Cash and cash equivalents	$40,461
Restricted cash	14,444
Accounts receivable, net	3,548
Prepaid expenses and other current assets	7,614
Property and equipment	1,494
Intangible assets	107,600
Total assets acquired	175,161
Accounts payable	(8,446)
Funds payable to owners	(20,393)
Hospitality and sales taxes payable	(5,575)
Deferred revenue	(5,953)
Future stay credits	(10,601)
Accrued expenses and other liabilities	(8,474)
Other long-term liabilities	(5,850)
Total liabilities assumed	(65,292)
Net assets purchased	109,869
Goodwill	508,931
Total purchase consideration	$618,800

The Company’s preliminary identifiable intangible assets acquired consisted of the following as of the acquisition date (in thousands):

	Estimated Useful Life	Fair Value
Homeowner contracts	5 years	$102,300
Database and listings	1 year	$3,400
Trademark, trade name, brand name	1 year	$1,900
Total identifiable intangible assets		$107,600

Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the acquired business. Third party acquisition costs were not material for the three months ended September 30, 2021 and were $7.5 million for the nine months ended September 30, 2021. These costs were expensed as incurred as a component of General and administrative expense in the condensed consolidated statement of operations. The Company’s condensed consolidated financial statements include the accounts of TurnKey starting as of the acquisition date. The purchase price allocation for TurnKey is preliminary, and the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects.

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Unaudited Supplemental Pro Forma Information

The pro forma financial information as presented below is for informational purposes only and is not indicative of operations that would have been achieved from the TurnKey acquisition had it occurred at the beginning of fiscal 2020. Supplemental information on an unaudited pro forma basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$329,927	$224,569	$728,516	$452,486
Net income (loss)	32,917	8,773	(33,309)	(81,501)

The unaudited pro forma supplemental amounts have been calculated to reflect additional depreciation and amortization expense that would have been charged assuming the fair value adjustments to the acquired assets and assumed liabilities had been applied from the beginning of fiscal 2020, with the related tax effects.

Other Transactions

In addition to the TurnKey acquisition, during the nine months ended September 30, 2021, the Company completed 22 separate portfolio transactions, accounted for as business combinations, for total consideration of $117.9 million, comprised of $68.0 million cash paid, net of cash acquired, $34.0 million of contingent consideration, and $15.8 million of deferred payments to sellers. The fair value of the contingent consideration was estimated utilizing an income approach and was based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the deferred payments to seller recognized on the transaction date was estimated by calculating the risk adjusted present value of the deferred cash payments. The fair values of the assets acquired and liabilities assumed were based on the Company's estimates and assumptions using various market, income, and cost valuation approaches. Of the total consideration for these transactions, $79.5 million was attributable to goodwill, $63.1 million was attributable to intangible assets, $52.1 million was attributable to receivables, $76.2 million was attributable to deferred liabilities, and the remaining amount was attributable to other acquired assets and assumed liabilities which were not material. The intangible assets primarily consist of homeowner contract intangible assets amortized over 4 to 5 years. Pro forma and historical post-closing results of operations for these transactions were not material to the Company’s condensed consolidated statements of operations. Transaction costs associated with these other business combinations completed during the three and nine month periods ended September 30, 2021 were not material and were expensed as incurred.

The purchase price allocations for the portfolio transactions completed during the nine months ended September 30, 2021 are preliminary, and the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. The Company recorded the purchase price allocations based upon information that is currently available. As of September 30, 2021, the total unallocated items were $12.8 million, which are recorded as a component of intangible assets, net in the condensed consolidated balance sheet.

Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020, the Company completed 10 separate portfolio transactions, accounted for as business combinations, for total consideration of $3.2 million, comprised of $1.2 million cash paid, net of cash acquired, $1.7 million of contingent consideration, and $0.3 million of deferred payments to sellers. The fair value of the contingent consideration was estimated utilizing an income approach and was based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the deferred payments to seller recognized on the acquisition date was estimated by calculating the risk adjusted present value of the deferred cash payments. The fair values of the assets acquired and liabilities assumed were based on the Company's estimates and assumptions using various market, income, and cost valuation approaches. Of the total consideration for these transactions, $2.9 million was attributable to goodwill, $2.0 million was attributable to intangible assets, and the remaining amount was attributable to other acquired assets and assumed liabilities which were not material. The intangible assets primarily consist of homeowner contract intangible assets amortized over 4 years. Pro forma and historical post-closing results of operations for these transactions completed during the nine months ended September 30, 2020 were not material to the Company’s

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

condensed consolidated statements of operations. Transaction costs associated with business combinations completed during the nine months ended September 30, 2021 were not material and were expensed as incurred.

Note 4 - Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of September 30,2021
	Level 1	Level 2	Level 3	Total

Liabilities
Contingent consideration	$—	$—	$35,926	$35,926
Warrant derivative liabilities (Note 10)	—	—	16,833	16,833

	As of December 31,2020
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$7,681	$7,681
Warrant derivative liabilities (Note 10)	—	—	6,516	6,516

The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Level 3 instruments consist of contingent consideration obligations related to acquired businesses and the Company’s common unit and Series A preferred unit warrant derivative liabilities.

The contingent consideration obligations are recorded in accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. The fair value of the contingent consideration is estimated utilizing an income approach and based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets at the acquisition date. The Company assesses the fair value of these obligations at each reporting date thereafter with any changes reflected as gains and losses in General and administrative expenses in the condensed consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the three and nine months ended September 30, 2021 and 2020, respectively.

Certain of the Company's common unit and Series A preferred unit warrants are classified outside of permanent equity as warrant derivative liabilities recorded in Accrued expenses and other current liabilities on the condensed consolidated balance sheets. The warrant derivative liabilities are measured at fair value upon issuance and each reporting period thereafter. See further considerations of the warrants classified outside of permanent equity at Note 10 - Redeemable Convertible Preferred Units and Equity. Inputs used to determine the estimated fair value of the warrant derivative liabilities at each reporting period included remaining contractual term of the warrants, the risk-free interest rate, the volatility of comparable companies over the remaining term, and the fair value of the underlying units. The significant unobservable input used in the fair value measurement was the fair values of the underlying equity units.

During the third quarter of 2020, the Company's Series A preferred unit warrants were cashless exercised and the Company reclassified the warrant derivative liability of $4.1 million to Redeemable convertible preferred units in the condensed consolidated balance sheets. The amount reclassified to redeemable convertible preferred units represented the fair value of the exercised Series A preferred unit warrants at the exercise date. See more information at Note 10 - Redeemable Convertible Preferred Units and Equity.

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

A reconciliation of the common unit and Series A preferred unit warrant derivative liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs is as follows (in thousands):

	Nine Months Ended September 30,	Year Ended December 30,
	2021	2020

Balance, beginning of period	$6,516	$3,950
Change in fair value of warrant derivative liabilities included in earnings	10,317	6,637
Fair value of the warrants exercised during the period	—	(4,071)
Balance, end of period	$16,833	$6,516

Note 5 - Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		As of September 30,	As of December 31,
	Useful lives (years)	2021	2020

Land	Indefinite	$11,612	$11,612
Buildings and building improvements	12-35	9,298	9,084
Leasehold improvements	Shorter of estimated useful life or lease term	6,726	6,108
Computer equipment	3	10,587	7,376
Furniture, fixtures, and other	2-12	14,664	12,769
Vehicles	2-8	5,580	4,427
Internal-use software	4	42,700	38,150
Total		101,167	89,526
Less: Accumulated depreciation		(38,190)	(24,439)
Property and equipment, net		$62,977	$65,087

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 - Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	Weighted
	Average Useful	As of September 30, 2021
	Life Remaining	Gross carrying	Accumulated	Net carrying
	(Years)	amount	amortization	amount
Homeowner contracts	5	$229,616	$(37,953)	$191,663
Databases, photos, and property listings	1	24,261	(13,155)	11,106
Trade names	1	9,708	(7,605)	2,103
Other[1]	4	15,712	(3,380)	12,332
Total intangible assets		$279,297	$(62,093)	$217,204

	Weighted
	Average Useful	As of December 31, 2020
	Life Remaining	Gross carrying	Accumulated	Net carrying
	(Years)	amount	amortization	amount
Homeowner contracts	7	$80,835	$(17,097)	$63,738
Databases, photos, and property listings	3	18,159	(7,765)	10,394
Trade names	1	7,215	(4,454)	2,761
Other[1]	2	2,665	(2,132)	533
Total intangible assets		$108,874	$(31,448)	$77,426

1 Other intangible includes HOA contracts, noncompete agreements, phone listings, website and domain names, beneficial lease rights and unallocated items related to recently completed acquisitions (see Note 3 - Acquisitions for more information).

The Company's estimated future amortization of intangible assets as of September 30, 2021 is expected to be as follows:

Year ending December 31:	Amount
Remainder of 2021	$13,191
2022	46,186
2023	42,384
2024	37,483
2025	34,550
Thereafter	43,410
Total	$217,204

The following table summarizes the changes in the Company’s goodwill balance (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2021	2020

Balance at beginning of period	$121,487	$115,914
Acquisitions	588,413	5,486
Foreign exchange translation and other	62	87
Balance at end of period	$709,962	$121,487

There were no impairment charges in any of the periods presented in the condensed consolidated financial statements. There have been no accumulated impairments to goodwill.

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Leases

The Company leases certain field and corporate office facilities, vacation properties it controls and equipment from third parties with remaining lease terms ranging from 1 to 10 years. Many of the Company’s leases include options to extend the lease term with varying terms. Certain leases include payment of executory costs such as property taxes, utilities, insurance and maintenance.

Rent expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Costs of revenue	$1,650	$2,151	$4,595	$7,279
Operations and support	4,885	4,625	11,838	11,679
General and administrative	1,652	1,242	4,588	3,421
Total rent expense	$8,187	$8,018	$21,021	$22,379

Note 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020

Employee-related accruals	$26,933	$13,409
Homeowner reserves	6,120	4,962
Warrant derivative liabilities	16,833	6,516
Current portion of acquisition liabilities	26,135	10,460
Other current liabilities	9,904	8,675
Total accrued expenses and other current liabilities	$85,925	$44,022

Note 9 – Debt

The Company’s long-term debt obligations consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020

Senior Secured Convertible Notes	$118,542	$112,793
Other	910	764
Total debt	119,452	113,557
Less deferred financing costs	1,270	1,743
Less current maturities[1]	125	125
Long-term portion	$118,057	$111,689

1 Current maturities of debt are recorded within other current liabilities on the condensed consolidated balance sheets.

Senior Secured Convertible Notes

On May 21, 2020, the Company issued $108.1 million in aggregate principal amount of senior secured convertible notes (“D-1 Convertible Notes”) pursuant to the Note Purchase Agreement (“Purchase Agreement”), dated May 21, 2020. The total net proceeds

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

from the D-1 Convertible Notes offering, after deducting debt issuance costs paid by the Company was $105.9 million. The proceeds of the D-1 Convertible Notes were used to enhance our liquidity position and for general corporate purposes. The notes mature on June 20, 2023, unless earlier repurchased or converted in accordance with the terms of the Purchase Agreement. In addition, the Purchase Agreement provides that the Company may issue additional senior secured convertible notes (“D-2 Convertible Notes”) in the aggregate principal amount of up to $108.1 million, under certain conditions stipulated in the Purchase Agreement. Such D-2 Convertible Notes, if issued, will be convertible into the authorized Series D-2 preferred units at a rate of $0.50 per unit. As of September 30, 2021 and December 31, 2020, no D-2 Convertible Notes have been issued in accordance with the Purchase Agreement.

The D-1 Convertible Notes accrue cash interest daily at 3% per annum, payable annually in arrears on the anniversary date of the initial closing date. Upon the occurrence and during the continuance of an event of default, as defined in the Purchase Agreement, the cash interest rate will be increased by an amount equal to two (2) percent per annum. Additionally, the D-1 Convertible Notes accrue payment in kind interest fees (“PIK interest”) equal to 7% per annum, which shall be capitalized by adding the full amount of PIK interest to the principal balance on each anniversary date of the initial closing. As of September 30, 2021 and December 31, 2020, principal in the amount of $115.6 million and $108.1 million and was outstanding under the D-1 Convertible Notes. There was $2.9 million and $4.7 million of uncapitalized PIK interest accrued for the D-1 Convertible Notes as of September 30, 2021 and December 31, 2020, respectively.

The D-1 convertible notes are guaranteed by the Company and its existing and future subsidiaries. The D-1 Convertible notes are secured by first priority lien on substantially all of the assets of the Company and guarantors.

The Company is permitted to prepay the D-1 Convertible Notes, in whole, but not in part, (a) at any time with the consent of the Purchasers holding at least 51% of the outstanding principal amount of the D-1 convertible notes at such time and (b) at the time of consummation of any Change in Control or Initial Public Offering (IPO) by written notice (a “Prepayment Notice”) to the Purchasers. Upon exercise of the prepayment feature in accordance with the Purchase Agreement, the Company is required to pay the outstanding principal balance of the D-1 Convertible Notes plus the applicable prepayment premium. The prepayment premium determined in accordance with the Purchase Agreement is the positive difference of (A) the product of (1) 1.5 multiplied by (2) the original principal amount the D-1 Convertible Notes minus (B) the sum of (1) outstanding principal (including, without limitation, any PIK Interest capitalized on or prior to the date of such prepayment or repayment) and interest plus (2) all Cash Interest and the amount of any principal, in the case of this clause (2), actually paid prior to such date.

At any time following the initial issuance, any purchaser of the D-1 Convertible Notes has the right, but not the obligation to, convert all or any portion of the principal of the D-1 Convertible Notes (including PIK interest capitalized), all accrued but unpaid interest, and in connection with an change in control, IPO or payment, the discounted present value of all required remaining scheduled interest payments due on such notes from such date through maturity date, using a discount rate as defined by the Purchase Agreement, into Series D-1 preferred units at a conversion rate of $1 per unit. Additionally, at any time purchasers holding at least 51% of the outstanding principal amount of the D-1 Convertible Notes at the time, have the right, but not the obligation to, cause the entire outstanding amount to be converted into Series D-1 preferred units. As of September 30, 2021 and December 31, 2020, no amounts of the D-1 Convertible Notes had been converted into Series D-1 preferred units.

Paycheck Protection Program

In April 2020, the Company entered into a $10.0 million note payable with J.P. Morgan pursuant to the Paycheck Protection Program (“PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and returned the entire outstanding balance plus interest in May 2020.

Prior to the acquisition, TurnKey entered into a $6.4 million note payable pursuant to the Paycheck Protection Program under the CARES act. Pursuant to the Contribution Agreement, the prior shareholders were required to set aside an amount equal to the PPA loan obligation in an escrow account for the possible repayment of the obligation assumed by the Company. The total loan obligation was repaid by the prior shareholders in full in June 2021.

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 - Redeemable Convertible Preferred Units and Equity

Redeemable convertible preferred units

The following tables present the Company’s authorized and outstanding redeemable convertible preferred units (in thousands except per unit amounts):

	As of September 30, 2021
		Units			Aggregate
		Issued and	Issuance Price Per	Net Carrying	Liquidation
	Units Authorized	Outstanding	Unit	Value	Preference
Series A	35,000	33,107	1.00	$111,688	$39,724
Series B	69,933	69,933	1.48	278,827	125,755
Series B-2	47,000	32,000	2.00	145,965	74,139
Series C	105,992	95,686	2.64	498,036	277,970
Series C-1	28,256	28,256	1.85	124,083	56,907
Series C-2	8,706	8,706	1.98	39,481	18,968
Series D-1	150,000	—	—	—	—
Series D-2	300,000	—	—	—	—
Total	744,887	267,688		$1,198,080	$593,463

	As of December 31, 2020
		Units			Aggregate
		Issued and	Issuance Price Per	Net Carrying	Liquidation
	Units Authorized	Outstanding	Unit	Value	Preference
Series A	35,000	33,107	1.00	$68,334	$38,288
Series B	69,933	69,933	1.48	175,416	121,209
Series B-2	47,000	32,000	2.00	94,261	71,459
Series C	105,992	95,686	2.64	330,071	267,922
Series C-1	28,256	28,256	1.85	78,656	54,850
Series C-2	8,706	8,706	1.98	25,241	18,283
Series D-1	150,000	—	—	—	—
Series D-2	300,000	—	—	—	—
Total	744,887	267,688		$771,979	$572,011

On May 21, 2020, concurrent with the issuance of the D-1 Convertible Notes, the Company authorized the issuance of up to 150,000,000 Series D-1 preferred units and 300,000,000 Series D-2 preferred units. As of December 31, 2020, no Series D-1 or D-2 preferred units were issued and outstanding. See more information regarding the issuance of the D-1 Convertible Notes in Note 9 - Debt. Additionally, in December 2020, the Company sold and issued an aggregate of 270,387 units of Series C-1 preferred units to a certain director of the Company in exchange for gross proceeds of $0.5 million.

The Company classifies its issued Series A preferred units, Series B preferred units, Series B-2 preferred units, Series C preferred units, Series C-1 preferred units, Series C-2 preferred units, Series D-1 preferred units and Series D-2 preferred units (collectively the “Redeemable Convertible Preferred Units”) as temporary equity within the Company’s condensed consolidated balance sheets because the instruments contain redemption and liquidation rights that are not solely within control of the Company. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company adjusted the carrying values of the Redeemable Convertible Preferred Units to their maximum redemption values at the end of each reporting period through April 1, 2021 (see additional information under the "Redemption" subheading below). The Company recorded adjustments of nil and $426.1 million to remeasure its Redeemable Convertible Preferred Units to their maximum redemption values during the three and nine months ended September 30, 2021, respectively. The Company recorded adjustments of $51.6 million and $45.0 million to remeasure its Redeemable Convertible Preferred Units to their maximum redemption values during the three and nine months ended September 30, 2020, respectively.

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Pursuant to the Second Amended and Restated Limited Liability Company Agreement of Vacasa Holdings LLC (“LLC Agreement”), the rights, preferences and privileges of the holders of the Company’s Redeemable Convertible Preferred Units at December 31, 2020 are as follows:

Voting

Each holder of a preferred unit shall have the right to one vote, for each common unit into which such redeemable convertible preferred unit is then convertible, on any matter requiring approval of such units. Except as provided by law or the provisions of the Company’s LLC Agreement, the holders of the redeemable convertible preferred units and holders of common units shall vote together on all matters as a single class.

The Company’s board consists of up to 8 members. The holders of the redeemable convertible preferred units and common units currently have the right to select the Company’s Board of Managers (the “Board) as follows:

(a)	As long as 25% of the Series A preferred units remain outstanding, Series A preferred units shall be entitled to designate 1 manager;
(b)	As long as 25% of the Series B preferred units and Series B-2 preferred units remain outstanding, the holders of a majority of the Series B preferred units and Series B-2 preferred units, voting together as a single class, shall be entitled to designate 1 manager;
(c)	As long as 25% of the Series C preferred units remain outstanding, the holders of the majority of the Series C, Series C-1 and Series C-2 preferred units, voting together as a single class shall be entitled to designate 1 manager;
(d)	As long as the primary Series C investor holds at least 107,381,986 of Series C preferred units on an as-converted basis or 50% of the issued and outstanding D-1 and D-2 preferred units, such investor shall be entitled to designate 1 manager;

(e)	the holders of a majority of the convertible preferred units (voting together as a single class and on an as-converted basis) shall be entitled to designate 1 manager;
(f)	the holders of the majority of the common units (voting separately as a class and not on an as converted basis with the redeemable convertible preferred units) shall be entitled to designate 2 managers one of which shall be the founder manager;
(g)	One manager shall be the then-current Chief Executive Officer of the Company

Pursuant to the Third Amended and Restated Limited Liability Company Agreement of Vacasa Holdings LLC ("Amended LLC Agreement") and the Stockholders Agreement of TurnKey Vacations, Inc., executed concurrently with the TurnKey acquisition on April 1, 2021, the Company is authorized to issue Class A common units, Class B units and Class C units. The Class B units are comprised of 3,250,000,000 Class B Common Units, 35,000,000 Series A Preferred Units, 69,932,428 Series B Preferred Units, 47,000,000 Series B-2 Preferred Units, 105,992,353 Series C Preferred Units, 28,255,455 Series C-1 Preferred Units, 8,706,402 Series C-2 Preferred Units, 150,000,000 D-1 Preferred Units, 300,000,000 Series D-2 Preferred Units, and 60,000,000 Class B Employee Equity Units (collectively, "Class B Units"). At the time of the amendment, the Company's then issued and outstanding common units and employee equity units were converted into Class B Common Units and Class B Employee Equity Units on a 1:1 basis. The Company shall at all times reserve and keep available a sufficient number of Class B Common Units for issuance upon conversion of the historical Redeemable Convertible Preferred Units. The Class C units shall include Class C common units and Class C Employee Equity units (collectively, "Class C Units"). At the effective date of the amendment, TurnKey Vacations, Inc. became the sole managing member of Vacasa Holdings, LLC

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

and the Company's Board size was increased from 8 members up to 13 members. The rights of the historical Redeemable Convertible Preferred Units and holders of common units to appoint the Company's Board described above remained unchanged except:

a.	the holders of the majority of the Class B Common Units and historical Redeemable Convertible Preferred Units (voting together and on an as converted basis) shall be entitled to designate three independent managers; and
b.	the holders of the majority of the Class A common units shall be entitled to designate two managers, so long as the Class A holders own any shares of Class A common units.

Preferred Return

The holders of the Redeemable Convertible Preferred Units are entitled to receive a preferred return ("Preferred Return") accruing on such preferred unit on a daily basis, from the date of issuance at the rate of 5% per annum on the applicable preferred unit issue price and shall be compounded annually.

Liquidation

In the event of any liquidation, winding-up or dissolution of the Company, whether voluntary or involuntary, or “Deemed Liquidation Event” (as defined below) (collectively, a “Liquidation Event”), after payment of, or other adequate provision for, the debts and obligations of the Company, the Company will distribute the net proceeds or assets available for distribution, whether in cash or in other property, to the holders of the Redeemable Convertible Preferred Units before payment to the holders of the common units or vested employee equity units, subject to a participation threshold. On a Liquidation Event, the holders of redeemable convertible preferred units are entitled to be paid an amount equal to the total unpaid Preferred Return on each preferred unit held by each holder and, following payment of the Preferred Return, holders of Redeemable Convertible Preferred will be entitled to receive their applicable original issue price per preferred unit. Following payment of the Preferred Return and original issue price, holders of Redeemable Convertible Preferred Units, common units and vested employee equity units (subject to achievement of the applicable participation threshold), will be entitled to receive a payment catch up to the highest Preferred Return payment received by a holder (the "Preferred Return Catch-up"). In the event the Company has insufficient assets to pay the holders of units of Redeemable Convertible Preferred Units the full liquidation preference, the holders of Redeemable Convertible Preferred Units would be paid ratably in proportion to the full amounts to which they would otherwise be entitled. Any assets of the Company remaining after payment of the above liquidation preference to the holders of Redeemable Convertible Preferred Units will be distributed to holders of Redeemable Convertible Preferred Units, common units, and vested employee equity units in accordance with the Company’s LLC Agreement.

Pursuant to the Amended LLC Agreement, in the event of a Liquidation Event, after payment of, or other adequate provision for, the debts and obligations of the Company, the Company will distribute the net proceeds or assets available for distribution, whether in cash or in other property (and to the extent there is a combination of cash or other property, such cash and other property shall be distributed pro rata to the members to the extent possible) to the holders of Class A common units, Class B Units and Class C Units as follows:

a.	First, an amount to the holders of the Class A common units for the amount of any payment in cash of interest or repayment in cash of the outstanding D-1 or D-2 convertible notes, as defined in the Amended LLC Agreement;
b.	Second, to the Class A common units, the initial proceeds available for distribution based on the initial Class A percentage until the proceeds are at least equal to Class A common unit threshold value and to the Class B Units, the initial proceeds available for distribution based on the initial Class B percentage until the proceeds are at least equal to Class B Units threshold, as defined in the amended LLC Agreement; and
c.	Third, to the Class A common unit Class B Unit holders and Class C Unit holders based on the percentage of proceeds available for distribution, as defined in the Amended LLC agreement.

The proceeds available for distribution to the Class B Units will be allocated to the holders of the Class B Units (i.e Redeemable Convertible Preferred Unit holders, Class B Common Unit Holders and Class B vested Employee Equity Units) in accordance with the Company's Amended LLC Agreement. The Company's Redeemable Convertible Preferred Unit holders will receive a liquidation preference from the amounts distributed to the Class B Units consistent with the liquidation preference described above prior to the

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amended LLC Agreement. Any cash or assets allocated to the Class B Units remaining after the payment of the liquidation preference to the holders of Redeemable Convertible Preferred Units will be distributed to holders of Redeemable Convertible Preferred Units, Class B common units, and vested Class B Employee Equity Units, on an as converted basis, in accordance with the Company’s Amended LLC Agreement.

A “Deemed Liquidation Event” means (A) any merger, consolidation, recapitalization or sale of the Company, transfer or issuance of units or other transaction or series of related transactions, in each case, in which the members immediately prior to such transaction or permitted holders do not own and control a majority of the voting power represented by the outstanding equity of the surviving entity after the closing of such transaction; (B) the sale, distribution, lease, transfer, exclusive license or other disposition by the Company or any subsidiary of the Company of all or substantially all the assets of the company and its Subsidiaries taken as a whole, or the sale or disposition of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries; (C) any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary; or (D) any bankruptcy or insolvency admission or proceeding.

Conversion

Each redeemable convertible preferred unit is convertible, at the option of the holder, into common units as determined by dividing the redeemable convertible preferred units issue price per unit by the conversion price in effect at the time of conversion. The conversion price for each of the Series A preferred units, Series B preferred units, Series B-2 preferred units, Series C preferred units, Series C-1 preferred units, and Series C-2 preferred units, giving effect to the issuance and sale of the senior secured convertible D-1 notes, is $1.00, $1.3883, $1.8090, $2.3281, $1.6870, and $1.7939 per unit. The conversion price for each class of redeemable convertible preferred units is subject to adjustments for any subdivision or combination of common units, reclassification, exchange and substitution of the redeemable convertible preferred units into the same or a different number of securities, and applicable dilutive issuances, in effect on the date of the conversion. However, any adjustments made to the conversion price of the redeemable convertible preferred units may be waived either prospectively or retroactively and either generally or in a particular instance, by written consent of holders of 55% or more of the respective series of redeemable convertible preferred units then issued and outstanding, voting together as a single class, on an as-converted basis.

Under the terms of the Company’s LLC Agreement, Redeemable Convertible Preferred Units shall automatically be converted into common units upon the occurrence of specific events, including a firm commitment underwriting public offering (“Qualified Public Offering”) with aggregate net proceeds of not less than $100,000,000 and the price offered for each Series C preferred unit, is at least equal to one and one-half multiplied by the Series C preferred issue price (subject to adjustments for distributions, splits, combinations and similar events) or (ii) the written consent of the holders of a majority of the outstanding units of such series of redeemable convertible preferred units.

Pursuant to the terms of the Amended LLC Agreement, the Company's Redeemable Convertible Preferred Units will be converted into Class B common units and the definition of Qualified Public Offering was expanded to also include a deSPAC transaction. There were no changes to the conversion prices or automatic conversion features.

Redemption

Certain investors holding the majority of the Series B preferred units, Series B-2 preferred units, and Series C preferred units hold the right to elect to require the Company to redeem all or a portion of such units by providing written request delivered any time on or after October 22, 2022 and such time as no senior secured convertible D-1 and D-2 notes remain outstanding. The same right will be held by the Series D-1 and D-2 preferred units, if any senior secured convertible D-1 and D-2 notes are converted. Such election is to be made in writing by the holders of the respective redeemable convertible preferred units, detailing the number of Series B preferred units, Series B-2 preferred units, Series C preferred units, Series D-1 preferred units, and Series D-2 preferred units to be redeemed (“Redemption Triggering Notice”). Upon delivery of a Redemption Trigger Notice by the holders of redeemable convertible preferred units with redemption rights, each holder of Series A preferred units, Series B preferred units, Series B-2 preferred units, Series C preferred units, Series C-1 preferred units, and Series C-2 preferred units, Series D-1 preferred units and Series D-2 preferred units can elect to redeem all or a portion of the holder’s preferred units on a pari passu basis with the Series B preferred units, Series B-2 preferred

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

units, Series C preferred units, Series D-1 preferred units and Series D-2 preferred units initially redeemed ("tag along rights"). After the initial redemption, each redeemable convertible preferred unit holder could require the Company to redeem, out of all available assets of the Company, all or a portion of the redeemable convertible preferred units held by such preferred unit holder which had not been converted into common units in accordance with the terms of the agreement. The Company shall redeem the respective redeemable convertible preferred units by paying in cash the amount equal to or greater of the preferred unit issue price plus an amount equal to the preferred unpaid return and the fair market value in respect of such redeemable convertible preferred unit. The Redeemable Convertible Preferred Units have been adjusted to their maximum redemption value at the end of each reporting period.

Pursuant to the Amended LLC Agreement, the redemption rights of the redeemable convertible preferred unit holders were removed. As such, the Company no longer adjusts the carrying value of the redeemable convertible preferred units to the maximum redemption values at each balance sheet date. The Company will continue to classify its redeemable convertible preferred units outside of permanent equity because the shares are considered effectively redeemable upon a deemed liquidation event. Subsequent to April 1, 2021, the Company did not adjust the carrying value of the redeemable convertible preferred units to the deemed liquidation value of such units as a qualifying liquidation event was not probable.

Preferred Unit Warrants

In connection with the termination of the Company’s Facility B Convertible Term Loan, on November 6, 2019, the Company issued Series A preferred unit warrants (the “Series A Preferred Unit Warrants”), which allowed the holder to purchase 5,000,000 units of the Company’s Series A preferred units with an exercise price of $1.00 per Series A preferred unit. The warrants had an expiration date of September 30, 2020. The fair value of the warrants on the issuance date of $2.1 million was recorded as a loss on debt extinguishment with a corresponding amount recorded to Accrued expenses and other current liabilities in the condensed consolidated balance sheets. The warrants were initially recorded as a warrant derivative liability due to the underlying Series A preferred units being classified as temporary equity and measured at fair value each reporting date. The warrants are measured at fair value each period with changes in fair value recorded in Other income (expense), net in the condensed consolidated statements of operations. On September 2, 2020, the Series A Preferred Unit Warrants were cashless exercised for 3,107,279 Series A preferred units. Upon exercise, the Company reclassified the related warrant derivative liability to the Series A preferred unit balance in temporary equity on the condensed consolidated balance sheet.

Common Units

As of December 31, 2020, the Company is authorized to issue 3,250,000,000 common units.

Pursuant to the Amended LLC Agreement which was adopted on April 1, 2021, the Company is authorized to issue not more than 161,518,057 Class A common units, 3,250,000,000 Class B common units and nil Class C common units. Each common unit entitles the holder to one vote on all matters subject to vote by the unit holders. At the effective date of the Amended LLC Agreement, the Company issued 161,518,057 Class A common units and all the then outstanding common units were reclassified to Class B common units on a 1:1 basis. No changes were made to the total number of authorized and outstanding Redeemable Convertible Preferred Units, common unit warrants or UARs outstanding.Upon conversion, the Company’s Redeemable Convertible Preferred Units and common unit warrants shall convert into Class B common units. The Company is also authorized to issue up to 60,000,000 Class B Employee Equity Units and 21,411,801 Class C Employee Equity Units. The Company’s previously outstanding Employee Equity Units were converted into Class B Employee Equity Units on a 1:1 basis.

Class A, Class B and Class C common units are referred to as common units throughout the notes to the condensed consolidated financial statements unless otherwise noted. Also, Class B and Class C Employee Equity Units are referred to as Employee Equity Units throughout the notes to the condensed consolidated financial statements unless otherwise noted.

As of September 30, 2021 and December 31, 2020, the Company had 340,432,417 and 176,824,152 common units issued and outstanding, respectively.

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company had Class B common units reserved for issuance as follows (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Conversion of outstanding Redeemable Convertible Preferred Units	292,201	292,201
Unit appreciation rights issued and outstanding	13,520	13,345
Conversion of Series D-1 convertible notes	119,796	114,820
Exercise and conversion of common unit warrants	5,430	7,453
Total	430,947	427,819

Common Unit Warrants

On September 9, 2015, the Company issued an investor, in connection with a borrowing arrangement, common unit warrants to purchase 937,077 common units at an exercise price of less than $0.01 per unit. Additionally, on March 28, 2017, the Company issued the investor additional common unit warrants to purchase up to an additional 1,086,000 of common units at an exercise price of $0.01 per unit. The common unit warrants expire on September 9, 2022 and March, 28, 2026, respectively. These warrants are classified within permanent equity. In September 2021, the investor net-exercised these warrants in exchange for 2,020,000 common units.

On December 31, 2015, the Company issued a certain investor, in connection with the issuance of the Series A preferred units, common unit warrants to purchase 5,430,000 common units at an exercise price of less than $0.01 per unit. The common unit warrants expire on December 31, 2025. These warrants are liability classified under ASC 815-40, Contracts in Entity’s Own Equity, as the warrants contain certain provisions that result in the holder receiving additional common units upon exercise as a result of the Company issuing any equity securities after the initial issuance of the warrants. The warrant derivative liability is recorded in Accrued expenses and other current liabilities on the condensed consolidated balance sheets. The warrants will continue to be measured at fair value each period until exercised. If the Holder has not exercised the warrants prior to the closing of a Deemed Liquidation Event or an initial public offering or as of the expiration date, then the Warrants will be deemed to be exercised in full through a cashless exercise, in which case the holder would receive upon such exercise the net number of common units, determined taking into account the fair market value of the common unit, exercise price of warrants, and the number of common units that would be issuable upon exercise of the warrants.

Note 11 – Equity-Based Compensation

Equity Incentive Plans

2016 Equity Incentive Plan

In 2016, the Company adopted the Vacasa LLC 2016 Equity Compensation Incentive Plan (the “2016 plan”). A total of 20,000,000 common units are reserved for issuance under the 2016 plan. As of December 31, 2020, 6,655,486 common units remained available for issuance under the 2016 plan. The 2016 plan provides for the issuance of unit appreciation rights (“UARs”) and incentive units. Upon completion of the Reorganization on May 21, 2020 described in Note 2 - Significant accounting policies, the 2016 plan and all outstanding awards granted under the 2016 plan were assumed by the Company. The plan was renamed to the Vacasa Holdings LLC 2016 Equity Compensation Incentive Plan. No changes were made to the terms of the granted awards assumed under the 2016 plan.

Unit Appreciation Rights

Unit appreciation rights (“UARs”) represent the right to receive the gain in the fair market value of a common unit of the Company between the grant date of the UAR and the exercise date for the number of units to which the right is exercised. Upon exercise, at the discretion of the Company, the increase in fair value may be paid in the combination of cash (or cash equivalents), common units, or other property. The Company accounts for the awards as equity awards, as the Company has the intent and ability to settle such awards in common units.

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

The UARs vest upon the satisfaction of both a service-based and a liquidity-event performance-based requirement. The service-based vesting condition for the awards is generally satisfied over four years. The liquidity-based vesting condition is satisfied upon (i) a change in control or (ii) six (6) months following an initial public offering (IPO) as defined in the Company’s incentive plan. The UARs vest on the first date upon which both the service-based and liquidity-event performance-based requirements are satisfied. To exercise a UAR, the holder must provide notice of exercise in accordance with the award agreement. The UARs have a term of 10 years from the date of grant. The Company accounts for forfeitures as they occur.

As of September 30, 2021 and December 31, 2020, the Company concluded that the liquidity-event performance-based vesting condition had not been met nor was it probable of being satisfied. As a result, the Company has not recorded any equity-based compensation expense to date for any UARs with a liquidity-event performance-based vesting condition. In the period in which the liquidity-event performance-based condition becomes probable, the Company will record a cumulative catch-up expense for the service period completed to such date and will begin recording equity-based compensation expense using the accelerated attribution method, net of forfeitures, based on the grant-date fair value of the UARs for awards where the service period is not complete. As of September 30, 2021, total unrecognized equity-based compensation expense for the UAR awards with both a liquidity-event performance-based vesting condition and service-based vesting condition was $1.4 million. The unrecognized equity-based compensation will be recognized upon both the liquidity-event performance-based vesting conditions and service-based conditions being met.

The fair value of the UARs granted have been estimated using an option-pricing model with the following assumption ranges:

Nine Months Ended September 30,
	2021	2020
Expected volatility	45.6% - 55.0%	31.0% - 45.6%
Dividend yield	—%	—%
Expected term (in years)	0.3 - 2.3	2.3 - 3.1
Risk-free rate	0.0% - 0.2%	0.1% - 1.5%
Marketability discount	8.3% - 23.4%	23.4% - 39.7%

A summary of UAR activity was as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term
Unit Appreciation Rights	Units (000s)	Exercise Price	(in years)
Balance as of December 31, 2020	13,345	$1.07	7
Granted	821	$1.92
Forfeited or expired	(646)	$1.16
Balance as of September 30, 2021	13,520	$1.11	6

Profit Interest Units (Employee Equity Units)

On May 21, 2020, the Company’s board of directors formed Vacasa Employee Holdings LLC (“Employee Holdings LLC”) which was established to issue profit interest units to certain executives and board members in Employee Holdings LLC. When profit interest units of Employee Holdings LLC are issued to certain employees and board members of the Company, the Company issues a corresponding profit interest unit in the form of Employee Equity Units to Employee Holdings LLC. The cancellation or forfeiture of any Employee Holdings’ profit interest units automatically results in a decrease in an equal number of the Company’s Employee Equity Units. The Company accounts for forfeitures as they occur. A holder of a vested profit interest unit participates in excess earnings of the Company above the established participation threshold per the amended and restated LLC agreement of the Company. As of September 30, 2021 and December 31, 2020, 35,323,602 and 25,958,026 Employee Equity Units remained available for issuance, respectively.

Employee Equity Units are subject to a time-based vesting condition. The time-based vesting condition is generally satisfied over four years with 25% of the units vesting on the one year anniversary of the vesting commencement date of the award, followed by 1/48th

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

of the units vesting each month over the subsequent three years. The fair value of each grant was estimated on the date of the award using an option pricing model with the following assumption ranges:

Nine Months Ended September 30,
	2021	2020

Expected volatility	45.6% - 55.0%	31.0% - 45.6%
Dividend yield	—%	—%
Expected term (in years)	0.6 - 2.3	2.3 - 3.1
Risk free rate	0.0% - 0.1%	0.1% - 1.5%
Marketability discount	23.4% - 26.6%	23.4% - 39.7%

A summary of Employee Equity Units is as follows:

	Number of Units	Weighted-Average
	(000s)	Grant Date Fair Value
Unvested balance as of December 31, 2020	19,770	$0.29
Units granted	12,046	$1.56
Units vested	(9,266)	$0.25
Units forfeited or cancelled	—	$—
Unvested balance as of September 30, 2021	22,550	$1.02

As of September 30, 2021, there was $19.7 million of unrecognized compensation expense related to unvested Employee Equity Units, which is expected to be recognized over a weighted-average period of 3.2 years respectively.

As noted above, the Company estimated the fair value of the Employee Equity Units on the date of grant using an option pricing model which uses the expected option term, unit price volatility and the risk-free interest rate. The expected option term assumption reflects the period for which the Company believes the awards will remain outstanding. The Company’s computation of expected volatility is based on the historical volatility of selected comparable publicly traded companies over a period equal to the expected term of the award. The risk‑free interest rate reflects the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant.

Equity-Based Compensation Expense

The Company classifies equity-based compensation expense in its condensed consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. The Company recorded equity-based compensation expense for the periods presented in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cost of revenue	$—	$—	$—	$—
Operations and support	24	224	86	224
Technology and development	167	407	489	407
Sales and marketing	393	98	1,047	98
General and administrative	1,688	453	3,651	1,143
Total unit-based compensation expense	$2,272	$1,182	$5,273	$1,872

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 12 – Net Income (Loss) Per Common Unit

The Company uses the two-class method when computing net loss per common unit as the Company’s redeemable convertible preferred units meet the definition of a participating security. The two-class method determines net income (loss) per common unit and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires earnings available to common unit holders for the period to be allocated between common unit and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. Accordingly, in periods in which the Company reports a net loss or a net loss attributable to common units resulting from preferred unit dividends, net losses are not allocated to participating securities.

Basic net income (loss) per common unit is computed by dividing the net income (loss) attributable to common unit holders by the weighted-average number of common units outstanding for the period. The diluted net income (loss) per common unit is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per unit attributable to common unit holders is the same as basic net loss per unit attributable to common unit holders, because potentially dilutive common units are anti-dilutive.

The following table presents the calculation of basic and diluted net loss per unit (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$32,804	$9,416	$(36,410)	$(47,040)
Less: Remeasurement of redeemable convertible preferred units	—	(51,638)	(426,101)	(45,009)
Less: Undistributed earnings attributable to preferred units	(15,185)	—	—	—
Net income (loss) attributable to common units for basic net income (loss) per unit	$17,619	$(42,222)	$(462,511)	$(92,049)
Add: Interest on D-1 Convertible Notes	3,313	—	—	—
Net income (loss) allocated to common units for diluted net income (loss) per unit	$20,932	$(42,222)	$(462,511)	$(92,049)
Denominator
Weighted average units used to compute net income (loss) per unit attributable to common units—basic	338,566	176,824	285,210	176,824
Dilutive effect of common unit warrants	5,430	—	—	—
Dilutive effect of conversion of D-1 Convertible Notes	119,796	—	—	—
Weighted average units used to compute net income (loss) per unit attributable to common units—diluted	463,792	176,824	285,210	176,824
Net income (loss) per common unit-basic	$0.05	$(0.24)	$(1.62)	$(0.52)
Net income (loss) per common unit—diluted	$0.05	$(0.24)	$(1.62)	$(0.52)

For the three and nine months ended September 30, 2021, UARs to be settled in up to 13,519,910 common units were excluded from the table below because the units are subject to performance conditions that were not achieved as of this date. For the three and nine months ended September 30, 2020, UARs to be settled in up to 13,090,191 common units were excluded from the table below because the units are subject to performance conditions that were not achieved as of this date. The following outstanding units of common stock

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

equivalents were excluded from the computation of the diluted net loss per unit for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Common unit warrants outstanding	—	7,453	5,430	7,453
Series A preferred unit warrants outstanding	—	—	—	—
Conversion of Series D-1 convertible notes	—	111,967	119,796	111,967
Redeemable convertible preferred units outstanding	292,201	292,201	292,201	292,201
Total	292,201	411,621	417,427	411,621

Note 13 – Commitments and Contingencies

Leases

See Note 7 - Leases.

Regulatory Matters and Legal Proceedings

The Company’s operations are subject to dynamic regulatory laws, varying by jurisdiction. In addition, the Company has been and is currently a party to various legal proceedings, including employment and general litigation matters, which arise in the ordinary course of business. Such proceedings and claims can require the expenditure of significant company resources, both financial and operational.

Regulatory Matters

The Company’s core business operations consist of the management of short-term vacation rental stays, with such operations subject to local city and county ordinances, together with various state, U.S. and foreign laws, rules and regulations. Such laws are complex and subject to change, and in several instances, jurisdictions have yet to codify or implement applicable laws. Other ancillary components of the Company’s business activities include the management of long-term rental stays, HOA management and real estate activity. In addition to laws governing the aforementioned business lines, the Company must comply with laws in relation to travel, tax, privacy and data protection, intellectual property, competition, health and safety, consumer protection, employment and many others. These business operations expose the Company to inquiries and potential claims related to its compliance with applicable laws and regulations. Given the shifting landscape with respect to the short-term rental laws, changes in existing laws or the implementation of new laws could have a material impact on the Company’s business.

Tax Matters

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (“Lodging Taxes”) on the use or occupancy of lodging accommodations or other traveler services. The Company collects and remits Lodging Taxes in around 1,000 jurisdictions on behalf of its hosts. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 day period following the end of each month, quarter, or year end.

As of September 30, 2021 and December 31, 2020, the Company had an obligation to remit Lodging Taxes collected from guests who had stayed in these jurisdictions totaling $14.0 million and $9.1 million, respectively. These payables are recorded in Hospitality and sales taxes payable on the condensed consolidated balance sheets.

The Company’s potential obligations with respect to Lodging Taxes could be affected by various factors, which include, but are not limited to, whether the Company determines, or any tax authority asserts, that the Company has a responsibility to collect lodging and related taxes on either historical or future transactions or by the introduction of new ordinances and taxes which subject the Company’s

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

operations to such taxes. The Company is under audit and inquiry by various domestic and foreign tax authorities with regard to non-income tax matters. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its homeowners, guests, and service contracts. The disputes involve the applicability of transactional taxes (such as sales, value-added, information reporting, and similar taxes) to services provided. The Company has estimated liabilities in a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company has additional liabilities, and the related amounts can be reasonably estimated. As of September 30, 2021 and December 31, 2020, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $13.5 million and $7.6 million, respectively. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

Litigation

The Company has been and is currently involved in litigation and legal proceedings and subject to legal claims in the ordinary course of business. These include legal claims asserting, among other things, commercial, competition, tax, employment, discrimination, consumer, personal injury, and property rights. As of December 31, 2020, September 30, 2021, and as of the filing of these financial statements, the Company was not involved in any material legal proceedings.

In the future, we may become party to additional legal proceedings that may subject the Company to monetary damage awards, fines, penalties, and/or injunctive orders. Furthermore, the outcome of these matters could materially adversely affect the Company’s business, results of operations, and financial condition. The outcomes of legal proceedings are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters. While it is not possible to determine the outcomes, the Company believes based on its current knowledge that the resolution of all such pending matters will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. Such currently accrued amounts are not material to the Company’s condensed consolidated financial statements. However, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. Legal fees are expensed as incurred.

Homeowner Protection Coverage

The Company offers an Accommodations Protection Program (the "Program") that covers the Company and the homeowner for up to $1 million per occurrence for liability arising from bodily injury or property damage suffered by a guest or a guest’s invitees at a vacation rental property managed by the Company. The Program also covers up to $1 million per occurrence for guest-caused damage to a covered property and up to $20,000 per occurrence for damage to contents. Program coverage applies only to covered incidents that occur during the period of a confirmed rental reservation for the property that is booked through the Company. The Program is administered by a third-party insurer under a commercial liability insurance policy and is subject to the policy terms and Program rules that are in effect at the time of an occurrence. The Program includes various market-standard conditions, limitations, and exclusions. Homeowners who sign a new vacation rental services agreement with the Company are automatically enrolled in the Program and charged a fixed amount per night of each confirmed vacation rental stay. A homeowner may opt out of the Program at any time by obtaining insurance coverage that covers use of the home as a vacation rental and completing an opt-out form. If an owner opts out of the Program, the homeowner’s insurance policies become primary for all occurrences and incidents that happen in or about the home.

Indemnification

As a matter of ordinary course, the Company provides indemnification clauses in commercial agreements where appropriate, in accordance with industry standard. As a result, the Company may be obligated to indemnify third parties for losses or damages incurred

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

in connection with the Company’s operations or its non-compliance with contractual obligations. Additionally, the Company has entered into indemnification agreements with its officers and directors and its operating agreement contains certain indemnification obligations for officers and directors. It is not possible to determine the aggregate maximum potential loss pursuant to the aforementioned indemnification provisions and obligations due to the unique facts and circumstances involved in each particular situation.

Note 14 - Subsequent Events

Business Combination Agreement

On July 28, 2021, the Company (following the business combination, sometimes referred to as "OpCo"), along with certain investors of the Company including Turnkey Vacations, Inc. (“TK Newco”), and certain other equity holders of the Company (together with TK Newco, the “Blockers”), and its wholly owned subsidiary Vacasa, Inc., a Delaware corporation formed on July 1, 2021, and certain other parties entered into a Business Combination Agreement (“Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”) with TPG Pace Solutions Corporation (“TPG Pace”), pursuant to which, amount other things, and subject to the conditions therein:

●	the D-1 Convertible Notes of the Company will convert into series D-1 preferred units of the Company and outstanding warrants to purchase common unit equity interests in the Company will be exercised in accordance with their terms;
●	a restructuring will be completed such that, after giving effect to that restructuring, the Blockers will directly hold equity interests in the Company;
●	the Company will recapitalize its outstanding equity interests into new common units (subject to substantially the same terms and conditions, including applicable vesting requirements) and certain other rights to acquire equity interests (the “the Company’s Recapitalization”);
●	one (1) business day prior to the closing date of the transactions contemplated by the Business Combination Agreement (the “Closing”), TPG Pace will merge (the “Domestication Merger” and the proposal to approve the Domestication Merger, the “Domestication Merger Proposal”) with and into Vacasa, Inc., with Vacasa, Inc. surviving the Domestication Merger;
●	at the effective time of the Domestication Merger (the “Domestication Merger Effective Time”), (a) each then issued and outstanding Class A ordinary share of TPG Pace will convert automatically, on a one-for-one basis, into a share of Vacasa Inc. Class A Common Stock; (b) each then issued and outstanding Class F ordinary share of TPG Pace will convert automatically, on a one-for-one basis, into a share of class F common stock of Vacasa Inc. (“Vacasa Class F Common Stock”, which thereafter will convert into shares of Vacasa, Inc. Class A Common Stock in accordance with the Vacasa, Inc. Certificate of Incorporation); (c) each then issued and outstanding Class G ordinary share of TPG Pace will convert automatically, on a one-for-one basis, into a share of class G common stock of Vacasa, Inc. (“Vacasa Class G Common Stock”); and (d) the common stock of Vacasa, Inc. held by the Company will be cancelled;
●	investors party to Subscription Agreements will purchase, and Vacasa, Inc. will issue and sell to the investors, the number of shares of Vacasa, Inc. Class A Common Stock pursuant to and set forth in the Subscription Agreements against payment of the amount set forth in the Subscription Agreements;
●	the investors party to the Forward Purchase Agreements will purchase, and Vacasa, Inc. will issue and sell to such investors, the number of shares of Vacasa, Inc. Class A Common Stock pursuant to and as set forth in the Forward Purchase Agreements against payment of the amount set forth in the Forward Purchase Agreements;

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

●	through a series of separate merger transactions, the Blockers will merge with and into Vacasa, Inc., with Vacasa, Inc. ultimately surviving such merger transactions and owning the assets previously owned by the Blockers (the “Blocker Mergers”);
●	immediately following the Blocker Mergers and in connection with the Closing, Vacasa, Inc. will contribute all of its assets (other than the interests in the Company it then holds and amounts necessary to fund any shareholder redemptions), which will consist of the amount of funds contained in TPG Pace’s trust account (the “Trust Account”) net of any deferred underwriting commissions and transaction expenses and amounts paid in respect of shareholder redemptions and including the net cash proceeds resulting from the share issuances contemplated by the Subscription Agreements and the Forward Purchase Agreements (collectively, “Available Cash”), less the Company’s Cash Consideration, if applicable, to the Company in exchange for a number of OpCo Units of the Company such that Vacasa, Inc. thereafter will hold a number of OpCo Units of the Company equal to the total number of shares of Vacasa, Inc. Class A Common Stock (after giving effect to the conversion of the Vacasa Class F Common Stock in accordance with the Vacasa, Inc. Certificate of Incorporation) and Vacasa Class G Common Stock issued and outstanding immediately after giving effect to the Business Combination;
●	on the date of the Closing, in connection with the Company’s Recapitalization, the Domestication Merger and Blocker Mergers, as applicable: (a) Vacasa, Inc. will sell a number of shares of Vacasa, Inc. Class B Common Stock to each holder of OpCo Units for an amount per share equal to the par value thereof, (b) each Vacasa Holdings unit appreciation right award that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into an award of stock appreciation rights (each, a “Vacasa SAR Award”) covering shares of Vacasa, Inc. Class A Common Stock, (c) each option to purchase TK Newco stock that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into an option to purchase shares of Vacasa, Inc. Class A Common Stock (each, a “Vacasa Option”), (d) each Existing VH Holder entitled to receive a portion of the Vacasa Holdings Cash Consideration, if applicable, (other than the owners of the Blockers) will sell OpCo Units to Vacasa, Inc. in exchange for its allocable portion of the Vacasa Holdings Cash Consideration, if applicable, (at a price of $10 per OpCo Unit) and certain rights described in the Tax Receivable Agreement with respect to such OpCo Units sold, and (e) by virtue of each Blocker Merger, the outstanding equity interests in the applicable Blocker will be converted into the right to receive shares of Vacasa Class A Common Stock or other equity interests, a portion of the Vacasa Holdings Cash Consideration (if any), and certain rights as set forth in the Tax Receivable Agreement).

The aggregate consideration in connection with the Business Combination will be based on an equity value for the Company of $3,963,000,000. This aggregate consideration is expected to consist solely of shares of Vacasa, Inc. valued at $10.00 per share/unit (the “Equity Consideration”). The Business Combination is being accomplished through what is commonly referred to as an “Up-C” structure. The closing of the Business Combination is subject to conditions including approval of the stockholders of TPG Pace and minimum available cash conditions of TPG Pace, as defined in the Business Combination Agreement. On November 10, 2021, the registration statement on Form S-4 filed by Vacasa, Inc. in connection with the Business Combination was declared effective by the U.S. Securities and Exchange Commission, and TPG Pace scheduled a special meeting for November 30, 2021 to approve the Business Combination. The Business Combination is expected to close promptly after the special meeting.

In connection with the execution Business Combination Agreement described above, the Company modified the existing provisions of its UARs such that the existing performance condition is deemed satisfied upon the consummation of the Business Combination and continued service by the holder for a period of 180 days after the Business Combination. The existing service vesting requirements under the UAR awards were otherwise not modified. The modification results in compensation cost being measured based on the modification date fair value, and the Company will begin recognizing compensation cost for these awards upon consummation of the Business Combination.

Vacasa Holdings LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Credit Agreement

In October 2021, the Company, through a wholly-owned subsidiary (the “Borrower”), and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement with JPMorgan Chase Bank N.A. and the other lenders party thereto from time to time (the “Credit Agreement"; capitalized terms used herein and not otherwise defined are used as defined in the Credit Agreement).

The Credit Agreement includes a $55 million revolving credit facility and a $16 million letter of credit sublimit. Proceeds may be used for working capital and general corporate purposes. The Credit Agreement matures on October 7, 2026.

Borrowings under the Revolving Credit Facility are subject to interest, determined as follows:

●	Alternate Base Rate (“ABR”) borrowings accrue interest at a rate per annum equal to the ABR plus a margin of 1.50%. The ABR is equal to the greatest of (i) the Prime Rate, (ii) the NYFRB Rate plus 0.50%, and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.0%, subject to a 1.0% floor.
●	Eurocurrency borrowings accrue interest at a rate per annum equal to the Adjusted LIBO Rate plus a margin of 2.50%. The Adjusted LIBO Rate is calculated based on the applicable LIBOR for U.S. dollar deposits, subject to a 0.00% floor, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum effective reserve percentage for Eurocurrency funding.

Borrowings under the Revolving Credit Facility do not amortize and are due and payable on October 7, 2026. Amounts outstanding under the Revolving Credit Facility may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty. In addition to paying interest on the principal amounts outstanding under the Revolving Credit Facility, the Company is required to pay a commitment fee on unused amounts at a rate of 0.25% per annum. The Company is also required to pay customary letter of credit and agency fees.

The Credit Agreement contains customary covenants. In addition, the Credit Agreement includes a financial covenant that is applicable if, on the last day of any Test Period, the aggregate outstanding principal amount of Revolving Loans and Letters of Credit exceeds 35.0% of the then-outstanding revolving commitments. The financial covenant requires the Company to achieve at least 60.0% of certain projected revenue targets specified in the Credit Agreement, measured on a trailing four-quarter basis, as of the last date of each fiscal quarter.

The obligations of the Borrower and the Guarantors are unsecured until the earlier of the completion of the Business Combination Agreement, termination of the Business Combination Agreement, or December 31, 2021, whereupon the obligations of the Borrower and the Guarantors are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to Vacasa Holdings prior to the consummation of the Business Combination. The following discussion and analysis of Vacasa Holdings’ financial condition and results of operations should be read in conjunction with Vacasa Holdings’ consolidated financial statements and notes to those statements included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in the Company’s final proxy statement/prospectus filed with the SEC pursuant to Rule 424(b)(3) on November 10, 2021 (“Final Prospectus”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Final Prospectus.

Overview

We are the leading vacation rental management platform in North America. Our integrated technology and operations platform optimizes vacation rental income and home care for homeowners, offers guests a seamless, reliable and high-quality experience with exceptional service, and provides distribution partners with valuable and high-performing inventory.

We operate a vertically-integrated vacation rental management platform. We are primarily focused on the supply side of the vacation rentals sector and cultivating an expansive collection of homes in leading vacation rental destinations, allowing homeowners to earn income from their vacation homes and guests to book and experience the high quality supply we bring online. We manage all aspects of the vacation rental experience for homeowners, from listing creation and multi-channel distribution to pricing, marketing optimization and end-to-end property care. We collect nightly rent on behalf of homeowners and earn the majority of our revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website or app or through our distribution partners. We also earn revenue from home care solutions offered directly to our homeowners such as home improvement and repair services for a separately agreed upon fee and from providing real estate brokerage services and residential management services to community and homeowner associations.

Recent Developments

Impact of COVID-19 on our Business

Beginning at the end of our first quarter of 2020, we experienced a significant decline in revenue resulting from a decrease in bookings and an increase in cancellations, which in turn impacted nights sold. Due to the impact that the reduction in bookings initially had on our financial condition, we issued $108.1 million of Senior Secured Convertible Notes to provide for liquidity and fund other general corporate initiatives. See "Liquidity and Capital Resources." We also took steps to mitigate the adverse impacts from the COVID-19 pandemic through cost reduction measures, including lower discretionary and overhead spending, as well as temporary employee furloughs, which primarily occurred in the second quarter of fiscal 2020. In May 2020, we initiated an internal reorganization and reduction of our workforce, primarily in North America, resulting in the elimination of approximately 850 positions. During the three months ended September 30, 2020, there were no charges recorded as a result of these reductions. During the nine months ended September 30, 2020, charges recorded as a result of these reductions were $5.0 million, of which $1.5 million was recorded to operations and support, $1.2 million to sales & marketing, $1.1 million to general and administrative expenses, $1.0 million to technology and development, and $0.2 million to cost of revenue in the condensed consolidated statement of operations.

During the second half of 2020, we experienced a significant increase in bookings and reduction in cancellations, as well as a significant increase in Nights Sold, compared to the second quarter of 2020 and the comparable quarters in 2019. These trends continued into the first half of 2021. However, there is no guarantee that the trends we have seen in our business in the second half of 2020 and the first half of 2021 will continue in the future. In particular, our additions of new units were significantly muted in 2020 due to the reduction in sales staff and portfolio spend associated with COVID-19 furloughs, layoffs and cash preservation strategies. As a result, we did not grow our total unit inventory in 2020 as we have historically, which is significantly impacting our revenue growth in 2021. In addition, we experienced significant strength in the fourth quarter of 2020 due to pent up demand from COVID-19 limiting travel in the second and third quarters of 2020, which drove Nights Sold per unit and revenue per unit up above typical seasonal levels. We do not anticipate that this atypical seasonality will reoccur and anticipate that revenue growth in the fourth quarter of 2021 will appear muted.

The full extent to which the COVID-19 pandemic will directly or indirectly impact us over the longer term remains uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general and on our business.

The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. We analyzed the various income tax and non-income tax provisions of the CARES Act based on currently available technical guidance and determined that aside from an impact to the timing of cash flows, there is no material impact to our consolidated financial statements. Specifically, as it relates to us, the CARES Act allows for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. For the year ended December 31, 2020, we deferred approximately $7.6 million of the employer-paid portion of social security taxes. As of September 30, 2021 and December 31, 2020, the current portion of $3.8 million is included in accrued expenses and other current liabilities and the non-current portion of $3.8 million is included in other long-term liabilities on the condensed consolidated balance sheets. We will continue to assess the effect of the CARES Act and ongoing other government legislation related to the COVID-19 pandemic that may be issued.

Exit from European and Most Latin American Operations

In the second half of the year ended December 31, 2020, management made the decision to realign its business and strategic priorities based on our core operating strengths, as well as the impact COVID-19 had on our international businesses, which resulted in the wind-down of a significant portion of our operations in Europe and most of Latin America by December 31, 2020. These international markets accounted for approximately 1% of revenue for the nine months ended September 30, 2020.

TurnKey Acquisition

On April 1, 2021, we acquired the operations of TurnKey, a provider of property management and marketing services for residential real estate owners in the United States. The acquisition of TurnKey advances our strategy to create a premium standard for vacation rentals. The acquisition also increases our market density in regions where we have existing operations and expands our footprint into several other top vacation rental destinations. We acquired TurnKey for purchase consideration consisting of $45.0 million in cash and 161,518,057 common units. The accounting and fair value measurements of the purchase consideration transferred, assets acquired, and liabilities assumed necessary to develop the purchase price allocation is still preliminary and subject to adjustments. See Note 3 to our condensed consolidated financial statements.

Business Combination Agreement with TPG Pace Solutions Corporation

On July 29, 2021, the Company entered into an agreement to become a publicly traded company through a business combination with TPG Pace Solutions Corporation, a special purpose acquisition company. The transactions set forth in the business combination agreement are further described in Note 14 to our condensed consolidated financial statements.

Seasonality

Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate has unique seasonality, events, and weather that can increase or decrease demand for our offerings. Certain holidays can have an impact on our revenue by increasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, our second and third quarters have higher revenue due to increased Nights Sold. Our Gross Booking Value (“GBV”) typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our hourly staffing to handle increased activity on our platform in those periods. See additional information about GBV and Nights Sold under the “Key Business Metrics and Non-GAAP Financial Measures” heading below.

In 2020, we saw COVID-19 overwhelm the historical seasonality pattern in our revenue as well as in our key business metrics and non-GAAP measures of Nights Sold, Gross Booking Value and Adjusted EBITDA. These changes were primarily the result of shelter-in-place orders and changing travel preferences relating to the COVID-19 pandemic. We expect this impact on typical seasonality to continue as long as COVID-19 continues to impact travel restrictions and customer preferences globally.

Seasonal trends in our Nights Sold impact Adjusted EBITDA for any given quarter. Typically, the second and third quarters of the year have higher Adjusted EBITDA and Adjusted EBITDA as a percentage of Revenue, as fixed costs are allocated across a larger number of guest reservations. We expect Adjusted EBITDA and Adjusted EBITDA as a percentage of Revenue to fluctuate in the near term due to this seasonality and as we continue to invest in our supply growth engine and technology platform, and improve over the medium to long term as we achieve operating leverage from scale and density.

Components of Results of Operations

Sources of Revenue

Our revenue is primarily generated from our vacation rental platform in which we act as the exclusive agent on the homeowners’ behalf to facilitate the reservation transaction between guests and owners. We collect nightly rent on behalf of homeowners and earn the majority of our revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website or Guest app or through our distribution partners. In the event a booked reservation made through our website or app is cancelled, we may offer a refund or a future stay credit up to the value of the booked reservation. Future stay credits are recognized as a liability on our consolidated balance sheet. In certain instances, we may also offer a refund related to a completed stay. We account for refunds as a reduction of revenue.

We also earn revenue from home care solutions provided directly to our homeowners such as home maintenance and improvement services, linen and towel supply programs, supplemental housekeeping services, and other related services, for a separately agreed-upon fee.

In addition to our vacation rental platform, we provide other offerings such as real estate brokerage services and residential management services to community and homeowner associations. The purpose of these services is to attract and retain homeowners as customers of our vacation rental platform.

Operating Costs and Expenses

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization, consists primarily of employee compensation costs, which includes wages, benefits, and payroll taxes, and outside service costs for housekeeping, home maintenance, payment processing fees for merchant fees and chargebacks, laundry expenses, housekeeping supplies, as well as fixed rent payments on certain owner contracts.

We expect that the cost of revenue will increase on an absolute dollar basis for the foreseeable future to the extent our business continues to grow. We expect that cost of revenue as a percentage of revenue will vary from period to period over the short term and decrease over the long term as we continue to invest in order management and our platform to achieve greater scale and operational efficiency.

Operations and support

Operations and support costs consist primarily of compensation costs, which includes wages, benefits, payroll taxes, and equity-based compensation, for employees that support our local operations teams in the field. Also included is the cost of call center customer support, both employees and vendors, and the allocation of facilities and certain corporate costs.

We expect that operations and support costs will continue to increase on an absolute dollar basis for the foreseeable future to the extent our business continues to grow and we continue to invest in our local operations teams to service homeowners and guests. We are investing in near-term initiatives to reduce customer contact rates and improve the operational efficiency of our operations and support organization, which we expect will decrease operations and support costs as a percentage of revenue over the longer term.

Technology and development

Technology and development expenses consist primarily of compensation costs, which includes wages, benefits, payroll taxes, and equity-based compensation, for salaried employees and payments to contractors, net of capitalized expenses, engaged in the design, development, maintenance and testing of our platform, including our websites, mobile applications, and other products. Costs qualifying for capitalization are recorded as a reduction of our technology and development expenses and are capitalized as internal-use software within property and equipment on the condensed consolidated balance sheets. These assets are depreciated over their estimated useful lives and are reported in depreciation on our consolidated statements of operations. Also included within technology and development are information technology costs to support infrastructure, applications and overall monitoring and security of networks, and other costs including for cloud, licensing and maintenance.

We expect technology and development expenses to continue to increase in absolute dollars as we hire more software developers and expand the capabilities and scope of our platform. We anticipate technology and development expenses as a percentage of revenue to stay constant or increase over time as we continue to invest in product features, automation, and efficiency.

Sales and marketing

Sales and marketing expenses consist primarily of compensation costs, which includes wages, sales commissions, benefits, payroll taxes, and equity-based compensation, for our sales force and marketing personnel, payments to distribution partners for guest reservations, digital and mail-based advertising costs for homeowners, advertising costs for search engine marketing and other digital guest advertising, and brand marketing.

We expect that sales and marketing expenses will increase on an absolute dollar basis as we invest to grow our customer base and enhance our brand awareness. However, we expect sales and marketing expenses to decrease as a percentage of bookings as our business grows, although the percentage may fluctuate from period to period depending on fluctuations in the timing and extent of our sales and marketing expenses and business seasonality.

General and administrative

General and administrative expenses primarily consist of personnel related compensation costs, including equity-based compensation, for executive management and administrative employees, including finance and accounting, human resources, communications, and legal, as well as general corporate and director and officer insurance. General and administrative costs also include professional services fees, including accounting, legal and consulting expenses, rent expense for corporate facilities and storage, office supplies, and travel and entertainment expenses.

We expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and to meet the increased compliance and reporting requirements associated with our transition to, and operation as, a public company following the transaction, including in compliance, legal, investor relations, insurance, and professional services. We anticipate general and administrative expenses as a percentage of revenue to decrease over time.

Depreciation

Depreciation expense consists of depreciation on capitalized internally developed software costs, furniture and fixtures, buildings and improvements, leasehold improvements, technology software and computer equipment.

Amortization of Intangible Assets

Amortization of intangible asset expense consists of non-cash amortization expense of the acquired intangible assets, primarily homeowner contracts, which are amortized on a straight-line basis over their estimated useful lives.

We expect that depreciation and amortization expenses will increase on an absolute dollar basis as we invest in property and equipment and continue to complete individual additions, portfolio transactions and strategic acquisitions to support the growth in our business. We expect depreciation and amortization expenses as a percentage of revenue over the short term will vary from period to period and decrease over the long term.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest payable and the amortization of deferred financing costs related to our outstanding debt arrangements. In May 2020, we issued the D-1 Convertible Notes. We accrue cash interest and paid-in-kind interest (“PIK interest”) at 3% and 7% per annum, respectively. The cash interest is payable annually in arrears on the anniversary date of the initial closing.

Other income (expense), net

Other income (expense), net consists primarily of the change in fair value of our warrant derivative liabilities and foreign currency exchange gains and losses.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for these periods. The period to period comparisons of our historical results are not necessarily indicative of our results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Revenue	$329,927	$186,126	$696,954	$382,851
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below (1)	138,461	82,706	332,455	187,089
Operations and support (1)	55,435	34,719	132,836	87,193
Technology and development (1)	12,332	6,783	30,935	19,452
Sales and marketing (1)	49,943	22,448	114,657	62,735
General and administrative (1)	19,326	15,248	59,672	38,990
Depreciation	4,414	3,936	12,721	11,381
Amortization of intangible assets	13,979	4,844	30,778	14,519
Total operating costs and expenses	293,890	170,684	714,054	421,359
Income (Loss) from operations	36,037	15,442	(17,100)	(38,508)
Interest income	6	15	32	379
Interest expense	(3,313)	(3,143)	(9,219)	(4,772)
Other income (expense), net	150	(2,977)	(10,199)	(4,375)
Income (Loss) before income taxes	32,880	9,337	(36,486)	(47,276)
Income tax benefit (expense)	(76)	79	76	236
Net income (loss)	$32,804	$9,416	$(36,410)	$(47,040)

(1) Includes equity-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$—	$—	$—	$—
Operations and support	24	224	86	224
Technology and development	167	407	489	407
Sales and marketing	393	98	1,047	98
General and administrative	1,688	453	3,651	1,143
Total equity-based compensation expense	$2,272	$1,182	$5,273	$1,872

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Cost of revenue	42%	44%	48%	49%
Operations and support	17%	19%	19%	23%
Technology and development	4%	4%	4%	5%
Sales and marketing	15%	12%	16%	16%
General and administrative	6%	8%	9%	10%
Depreciation	1%	2%	2%	3%
Amortization of intangible assets	4%	3%	4%	4%
Total costs and expenses	89%	92%	102%	110%
Loss from operations	11%	8%	(2)%	(10)%
Interest income	—%	—%	—%	—%
Interest expense	(1)%	(2)%	(1)%	(1)%
Other income (expense), net	—%	(2)%	(1)%	(1)%
Net loss before income tax	10%	5%	(5)%	(12)%
Income tax benefit	—%	—%	—%	—%
Net Income (loss)	10%	5%	(5)%	(12)%

Comparison of the Three Months and Nine Months Ended September 30, 2020 and 2021

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$Change	% Change	2021	2020	$Change	% Change

	(in thousands, except percentages)
Revenue	$329,927	$186,126	$143,801	77%	$696,954	$382,851	$314,103	82%

Three Months Ended September 30, 2021 Compared with the Same Period in 2020

Revenue increased by $143.8 million, or 77%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily driven by an increase of $382.6 million, or 97%, in GBV for Nights Sold on our platform. Nights Sold increased 65% primarily due to our strategic acquisition of TurnKey Vacation Rentals Inc. and portfolio additions completed during fiscal year 2021. This was partially offset by a $1.5 million reduction in international revenue for the three months ended September 30, 2021 compared to the same period in 2020 due to the closure of certain international operations in the fourth quarter of 2020.

Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

Revenue increased by $314.1 million, or 82%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily driven by an increase of $793.9 million, or 107%, in GBV for Nights Sold on our platform. Nights Sold increased 77% primarily due to our strategic acquisition of TurnKey Vacation Rentals Inc. and portfolio additions completed during fiscal year 2021. This was partially offset by a $3.3 million reduction in international revenue for the nine months ended September 30, 2021 compared to the same period in 2020 due to the closure of certain international operations in the fourth quarter of 2020.

Cost of revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$Change	% Change	2021	2020	$Change	% Change

	(in thousands, except percentages)
Cost of revenue	$138,461	$82,706	$55,755	67%	$332,455	$187,089	$145,366	78%
Percentage of revenue	42.0%	44.4%			47.7%	48.9%

Three Months Ended September 30, 2021 Compared with the Same Period in 2020

Cost of revenue increased by $55.8 million, or 67%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due primarily to a $38.6 million increase in personnel-related costs and cleaning supplies and a $13.7 million increase in costs for our home care solutions driven by the increase in nights sold on our platform.

Cost of revenue as a percentage of revenue decreased 240 basis points for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to a 240 basis point decrease in costs for our home care solutions and other costs driven by improved operating leverage, as well as increased density and scale of our business, and a 150 basis point decrease in payment processing costs, including chargebacks. These decreases in costs as a percentage of revenue were partially offset by a 130 basis point increase in personnel costs as a result of the COVID-19 pandemic and competition in the industry for labor.

Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

Cost of revenue increased by $145.4 million, or 78%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due primarily to a $99.2 million increase in personnel-related costs and cleaning supplies, a $31.6 million increase in costs for our home care solutions driven by the increase in nights sold on our platform, and a $9.7 million increase in payment processing costs, including chargebacks.

Cost of revenue as a percentage of revenue decreased 120 basis points for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to a 390 basis point decrease in costs for our home care solutions and other costs driven by improved operating leverage, as well as increased density and scale of our business, and a 130 basis point decrease in payment processing costs, including chargebacks. These decreases in costs as a percentage of revenue were partially offset by a 380 basis point increase in personnel costs as a result of the COVID-19 pandemic and competition in the industry for labor.

Operations and support

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$Change	% Change	2021	2020	$Change	% Change

	(in thousands, except percentages)
Operations and support	$55,435	$34,719	$20,716	60%	$132,836	$87,193	$45,643	52%
Percentage of revenue	16.8%	18.7%			19.1%	22.8%

Three Months Ended September 30, 2021 Compared with the Same Period in 2020

Operations and support costs increased by $20.7 million, or 60%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to a $17.9 million increase in personnel-related expenses in our field operations, central operations, and customer experience teams to support the increase in Nights Sold.

Operations and support costs as a percentage of revenue decreased 190 basis points for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due primarily to a 130 basis point decrease in facility-related expenses and a 100 basis point decrease in personnel-related expenses, both as a percentage of revenue, driven by operational improvements which improved the efficiency of our local operations and support teams, as well as increased density and scale of our business resulting in improved operating leverage.

Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

Operations and support costs increased by $45.6 million, or 52%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to a $42.8 million increase in personnel-related expenses in our field and central operations support teams and our customer experience teams to support the increase in Nights Sold.

Operations and support costs as a percentage of revenue decreased 370 basis points for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due primarily to a 200 basis point decrease in personnel-related expenses and 180 basis point decrease in facility-related expenses, both as a percentage of revenue, driven by operational improvements which improved the efficiency of our local operations and support teams, as well as increased density and scale of our business resulting in improved operating leverage.

Technology and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$Change	% Change	2021	2020	$Change	% Change

	(in thousands, except percentages)
Technology and development	$12,332	$6,783	$5,549	82%	$30,935	$19,452	$11,483	59%
Percentage of revenue	3.7%	3.6%			4.4%	5.1%

Three Months Ended September 30, 2021 Compared with the Same Period in 2020

Technology and development expenses increased by $5.5 million, or 82%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due primarily to a $3.1 million increase in software license and maintenance costs and a $2.4 million increase in personnel-related expenses driven by lower headcount in 2020 as part of our response to the pandemic’s impact on our industry and business.

Technology and development expenses as a percentage of revenue increased by 10 basis points for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, substantially in line with revenue growth, to support the increasing scale of our business.

Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

Technology and development expenses increased by $11.5 million, or 59%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due primarily to a $6.0 million increase in software license and maintenance costs and a $5.1 million increase in personnel-related expenses driven by lower headcount in 2020 as part of our response to the pandemic’s impact on our industry and business.

Technology and development expenses as a percentage of revenue decreased by 70 basis points, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due primarily to increased operating leverage as a result of increasing scale of our business.

Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$Change	% Change	2021	2020	$Change	% Change

	(in thousands, except percentages)
Sales and marketing	$49,943	$22,448	$27,495	122%	$114,657	$62,735	$51,922	83%
Percentage of revenue	15.1%	12.1%			16.5%	16.4%

Three Months Ended September 30, 2021 Compared with the Same Period in 2020

Sales and marketing expenses increased by $27.5 million, or 122%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due primarily to a $12.2 million increase in listing fees for our distribution partners driven by a 97% increase in GBV, a $10.3 million increase in personnel related costs driven by increased headcount primarily among our sales force, and increased bonuses in 2021, resulting from lower bonuses and headcount in 2020 as part of our response to the pandemic’s impact on our industry and business, and a $5.1 million increase in our homeowner and brand advertising.

Sales and marketing expenses as a percentage of revenue increased 300 basis points for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to increased advertising to attract homeowners and guests to our platform.

Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

Sales and marketing expenses increased by $51.9 million, or 83%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due primarily to a $23.6 million increase in listing fees for our distribution partners driven by a 107% increase in GBV, a $19.1 million increase in personnel related costs driven by increased headcount primarily among our sales force, and increased bonuses in 2021, resulting from lower bonuses and headcount in 2020 as part of our response to the pandemic’s impact on our industry and business, and a $9.2 million increase in our homeowner and brand advertising.

Sales and marketing expenses as a percentage of revenue increased 10 basis points for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to increased advertising to attract homeowners and guests to our platform.

General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$Change	% Change	2021	2020	$Change	% Change

	(in thousands, except percentages)
General and administrative	$19,326	$15,248	$4,078	27%	$59,672	$38,990	$20,682	53%
Percentage of revenue	5.9%	8.2%			8.6%	10.2%

Three Months Ended September 30, 2021 Compared with the Same Period in 2020

General and administrative expenses increased by $4.1 million, or 27%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due primarily to a $6.3 million increase in personnel-related and professional services costs to support the increasing scale of our business, and a $1.1 million increase in facilities expenses. These increases were partially offset by a $3.6 million decrease in bad debt expense.

General and administrative expenses as a percentage of revenue decreased 230 basis points for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due primarily to a 190 decrease in bad debt expense.

Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

General and administrative expenses increased by $20.7 million, or 53%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due to an increase of $9.2 million of personnel-related and professional services costs to support the increasing scale of our business, $7.4 million of costs related to the acquisition of TurnKey Vacation Rentals Inc., a $2.7 million increase in facilities expenses, and $2.4 million in third-party related expenses incurred to prepare for the requirements of being a public company. These increases were partially offset by a $3.5 million decline in bad debt expense.

General and administrative expenses as a percentage of revenue decreased 160 basis points for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due primarily to a 170 basis points decrease in personnel-related and professional services costs as a percent of revenue due to increased operating leverage of our general and administrative teams and a 100 basis point decrease in bad debt expense. These decreases were partially offset by a 140 basis point increase in costs related to the acquisition of TurnKey Vacation Rentals Inc. and third-party related expenses incurred to prepare for the requirements of being a public company.

Depreciation and Amortization of intangible assets

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$Change	% Change	2021	2020	$Change	% Change

	(in thousands, except percentages)
Depreciation	$4,414	$3,936	$478	12%	$12,721	$11,381	$1,340	12%
Percentage of revenue	1.3%	2.1%			1.8%	3.0%

Amortization of intangible assets	$13,979	$4,844	$9,135	189%	$30,778	$14,519	$16,259	112%
Percentage of revenue	4.2%	2.6%			4.4%	3.8%

Three Months Ended September 30, 2021 Compared with the Same Period in 2020

Depreciation expense increased by $0.5 million, or 12%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due primarily to continued investment in our platform, including capitalized software to support our products and services.

Amortization of intangible assets increased by $9.1 million, or 189%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020 due to the strategic acquisition of TurnKey Vacation Rentals Inc. and portfolio additions completed during fiscal year 2021.

Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

Depreciation expense increased by $1.3 million, or 12%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due primarily to continued investment in our platform, including capitalized software to support our products and services.

Amortization of intangible assets increased by $16.3 million, or 112%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 due to the strategic acquisition of TurnKey Vacation Rentals Inc. and portfolio additions completed during fiscal year 2021.

Interest income, Interest expense and Other income (expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$Change	% Change	2021	2020	$Change	% Change

	(in thousands, except percentages)
Interest income	$6	$15	$(9)	(60)%	$32	$379	$(347)	(92)%
Percentage of revenue	—%	—%			—%	0.1%

Interest expense	$(3,313)	$(3,143)	$(170)	5%	$(9,219)	$(4,772)	$(4,447)	93%
Percentage of revenue	(1.0)%	(1.7)%			(1.3)%	(1.2)%

Other income (expense), net	$150	$(2,977)	$3,127	(105)%	$(10,199)	$(4,375)	$(5,824)	133%
Percentage of revenue	—%	(1.6)%			(1.5)%	(1.1)%

Three Months Ended September 30, 2021 Compared with the Same Period in 2020

Interest income decreased nominally for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Interest expense increased nominally for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Other income (expense), net increased by $3.1 million, or (105)%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due primarily to the increase in the fair value of our warrant derivative liabilities that occurred during the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared with the Same Period in 2020

Interest income decreased by $(0.3) million, or (92)%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due primarily to the decrease in cash and cash equivalents held in income generating accounts.

Interest expense increased by $(4.4) million, or 93%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due primarily to the increase in total borrowings outstanding during the periods. In May 2020, we issued the D-1 Convertible Notes, which contributed to the overall increase year over year.

Other income (expense), net increased by $(5.8) million, or 133%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due primarily to the increase in the fair value of our warrant derivative liabilities.

Key Business Metrics and Non-GAAP Financial Measures

We track the following key business metrics and non-GAAP financial measures to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. Accordingly, we believe that these key business metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled metrics or measures presented by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except GBV per Night Sold)
Gross booking value ("GBV")	$776,150	$393,571	$1,536,228	$742,360
Nights sold	1,840	1,113	4,071	2,301
GBV per Night Sold	$422	$354	$377	$323

Gross Booking Value

Gross Booking Value (“GBV”) represents the dollar value of bookings from our distribution partners as well as those booked directly on our platform related to Nights Sold during the period and cancellation fees for bookings cancelled during the period (which may relate to bookings made during prior periods). GBV is inclusive of amounts charged to guests for rent, fees, and the estimated taxes a guest pays when we are responsible for collecting tax.

Growth in GBV reflects our ability to attract homeowners, either through means of individual additions, portfolio transactions or strategic acquisitions, retain homeowners and guests, optimize the availability and sale throughput of nights inventory, and reflects growth in Nights Sold and the pricing of rents, fees, and estimated taxes a guest pays.

Through the three months ended September 30, 2021, GBV has increased to $776.2 million, a 97% increase compared to the same period in 2020. Through the nine months ended September 30, 2021, GBV has increased to $1,536.2 million, a 107% increase compared to the same period in 2020. The increases were primarily driven by growth of new homes and Nights Sold.

We experience seasonality in our GBV that is consistent with the seasonality of Nights Sold as described below. As we continue to add new homes to our platform, optimize their pricing and distribution, retain homeowners and guests, and grow Nights Sold, we expect Gross Booking Value to continue to grow.

Nights Sold

We define Nights Sold as the total number of nights stayed by guests on our platform in a given period. Nights Sold is a key measure of the scale and quality of supply on our platform and our ability to generate demand and manage yield on behalf of our homeowners. We experience seasonality in the number of Nights Sold. Typically, the second and third quarters of the year each have higher Nights Sold than the first and fourth quarters, as guests tend to travel during the peak travel season.

Through the three months ended September 30, 2021, Nights Sold increased to 1.8 million, or 65% growth compared to the same period in 2020. Through the nine months ended September 30, 2021, Nights Sold increased to 4.1 million, or 77% growth compared to the same period in 2020. The increase in Nights Sold was driven by growth of new homes, continued improvements to our yield management tools, and increased guest demand for travel due to relaxation of COVID-19 restrictions in some of our markets. However, the increase in guest demand in those markets was partially offset by key markets where COVID-19 restrictions remained in place. We believe the circumstances that partially offset the increase in Nights Sold due to the COVID-19 pandemic are likely to diminish in the future.

As we continue to add new homes to our platform in existing and new markets and optimize their availability, pricing occupancy, and distribution, we expect Nights Sold to continue to grow.

Gross Booking Value per Night Sold

Gross Booking Value per Night Sold (“GBV per Night Sold”) represents the dollar value of each night stayed by guests on our platform in a given period. GBV per Night Sold reflects the pricing of rents, fees, and estimated taxes a guest pays.

Growth in GBV per Night Sold reflects our ability to optimize pricing and throughput of the homes on our platform, which helps to create higher performing inventory.

Through the three months ended September 30, 2021, GBV per Night Sold increased to $422, a 19% increase compared to the same period in 2020. Through the nine months ended September 30, 2021, GBV per Night Sold increased to $377, a 17% increase compared to the same period in 2020. The increase in GBV per Night Sold was primarily driven by yield management optimization.

We continue to optimize existing supply, drive platform innovation, and add new features to expand our technological advantage to help improve our yield management.

Adjusted EBITDA

Adjusted EBITDA is defined as net loss excluding: (1) depreciation and acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable; (2) interest income and expense; (3) any other income or expense not earned or incurred during our normal course of business; (4) any income tax benefit or expense; (5) equity-based compensation costs; (6) one-time costs related to strategic business combinations; and (7) restructuring costs. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature or the amount and timing of these items is unpredictable or one-time in nature, not driven by the performance of our core business operations and renders comparisons with prior periods and competitors less meaningful. Adjusted EBITDA as a percentage of Revenue is calculated by dividing Adjusted EBITDA for a period by Revenue for the same period.

Adjusted EBITDA is not defined by or presented in accordance with GAAP, has significant limitations as an analytical tool, should be considered as supplemental in nature, and is not meant as a substitute for net loss or any other financial information prepared in accordance with GAAP. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, is frequently used by these parties in evaluating companies in our industry, and provides a useful measure for period-to-period comparisons of our business performance. Moreover, we present Adjusted EBITDA in this proxy statement/prospectus because it is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

In the nine months ended September 30, 2021, Adjusted EBITDA increased to $39.6 million, compared to $(5.8) million in the same period in 2020. The increases in Adjusted EBITDA are primarily driven by our continued investment in the growth of our platform and offering for both homeowners and guests. In the nine months ended September 30, 2021, Adjusted EBITDA as a percentage of Revenue increased to 6%, compared to (2)% in the same period in 2020.

Seasonal trends in our Nights Sold impact Adjusted EBITDA for any given quarter. Typically, the second and third quarters of the year have higher Adjusted EBITDA and Adjusted EBITDA as a percentage of Revenue, as fixed costs are allocated across a larger number of guest reservations. We expect Adjusted EBITDA and Adjusted EBITDA as a percentage of Revenue to fluctuate in the near term due to this seasonality and as we continue to invest in our supply growth engine and technology platform, and improve over the medium to long term as we achieve operating leverage from scale and density.

Although we use Adjusted EBITDA as described above, Adjusted EBITDA has significant limitations as an analytical tool, including that it:

●	does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, our working capital needs;
●	does not reflect the interest expense, or the cash required to service interest or principal payments, on our debt;
●	does not reflect our tax expense or the cash required to pay our taxes; and
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measure does not reflect any cash requirements for such replacements.

Due to these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. In addition, other companies in our industry may calculate this measure differently than we do, thereby further limiting its usefulness as a comparative measure. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only on a supplemental basis.

The following table reconciles net income (loss) to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except percentages)
Net Income (Loss)	$32,804	$9,416	$(36,410)	$(47,040)
Add back:
Depreciation and amortization of intangible assets	18,393	8,780	43,499	25,900
Interest income	(6)	(15)	(32)	(379)
Interest expense	3,313	3,143	9,219	4,772
Other income (expense), net	(150)	2,977	10,199	4,375
Income tax benefit (expense)	76	(79)	(76)	(236)
Equity-based compensation	2,272	1,182	5,273	1,872
Business combination costs(1)	165	—	7,679	—
Restructuring(2)	—	—	249	4,962
Adjusted EBITDA	$56,867	$25,404	$39,600	$(5,774)
Adjusted EBITDA as a percentage of Revenue	17%	14%	6%	(2)%

(1)	Represents third party costs associated with the strategic acquisition of TurnKey Vacation Rentals Inc., and third party costs associated with our merger with TPG Pace Solutions Corp.
(2)

Represents costs associated with an internal reorganization and workforce reductions in response to the COVID-19 pandemic and costs associated with the wind-down of a significant portion of our international operations.

Liquidity and Capital Resources

Since our founding, our principal sources of liquidity have been from proceeds we have received through the issuance of preferred equity and debt financing. We have sold redeemable convertible preferred units for total gross proceeds of $523.4 million. We have incurred significant operating losses and generated negative cash flows from operations as we have invested to support the growth of our business. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources.

As of September 30, 2021, we had cash and cash equivalents of $150.4 million on hand. In addition, beginning in October 2021, $55.0 million was available for borrowing under our Revolving Credit Facility (as defined below).Our primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures and other general corporate purposes. In addition, following the business combination, we will need cash to make payments under the Tax Receivable Agreement. We expect our operations will continue to be financed primarily by equity offerings, debt financing, and cash and cash equivalents. We believe our existing sources of liquidity will be sufficient to fund operations, working capital requirements, capital expenditures, and debt service obligations for at least the next twelve months.

Our future capital requirements will depend on many factors, including, but not limited to our growth both organic and inorganic, our ability to attract and retain new homeowners and guests that utilize our services, the continuing market acceptance of our offerings, the timing and extent of spending to enhance our technology, and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We have incurred significant operating losses and generated negative cash flows from operations as we have invested to support the growth of our business. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. These capital resources may be obtained through additional equity offerings, which will dilute our existing unitholders, or debt financing, which may contain covenants that restrict the operations of our business. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

Revolving Credit Facility

In October 2021, Vacasa Holdings and its wholly owned subsidiary V-Revolver Sub LLC (the “Borrower”) entered into a credit agreement with JPMorgan Chase Bank, N.A. and the other lenders party thereto from time to time (the “Credit Agreement”), which provides for a senior secured revolving credit facility in an aggregate principal amount of $55.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes a sub-facility for letters of credit in an aggregate face amount of $16.0 million which reduces borrowing availability under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility are subject to interest, determined as follows: (a) Alternate Base Rate (“ABR”) borrowings accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the greatest of (i) the Prime Rate, (ii) the NYFRB Rate plus 0.5%, and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.0%, subject to a 1.0% floor), and (b) Eurocurrency borrowings accrue interest at a rate per annum equal to the Adjusted LIBO Rate plus a margin of 2.50% (the Adjusted LIBO Rate is calculated based on the applicable LIBOR for U.S. dollar deposits, subject to a 0.00% floor, multiplied by a fraction (expressed as a decimal), the numerator of which is one and the denominator of which is one minus the maximum effective reserve percentage for Eurocurrency funding, provided that if the applicable LIBOR is no longer available or if new syndicated loans or existing loans with similar language are being executed or amended, as the case may be, to provide for a new benchmark interest rate to replace LIBOR, the calculation of the Adjusted LIBO Rate will be subject to certain adjustments as described in the Credit Agreement). In addition to paying interest on the principal amounts outstanding under the Revolving Credit Facility, we are required to pay a commitment fee on unused amounts at a rate of 0.25% per annum. We are also required to pay customary letter of credit and agency fees.

Borrowings under the Revolving Credit Facility do not amortize and are due and payable on October 7, 2026. Accrued interest on such borrowings is payable in arrears (a) in the case of ABR borrowings, on the last business day of each March, June, September and December, and (b) in the case of Eurocurrency borrowings, on the last business day of the applicable interest period (or, in the case of an interest period of longer than three months, each business day prior to the last day of such interest period that occurs at intervals of three months after the first day of such interest period).

Amounts outstanding under the Revolving Credit Facility may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty. All repayments or voluntary prepayments (other than prepayments of ABR borrowings) must be accompanied by accrued and unpaid interest on the principal amount being repaid or prepaid, as the case may be. Customary “breakage” costs, if any, in respect of Eurocurrency borrowings are payable within 15 business days after receiving a demand therefor from any affected lender.

Obligations under the Revolving Credit Facility are currently guaranteed by Vacasa Holdings and certain wholly owned subsidiaries of the Borrower (currently Vacasa LLC, TurnKey Vacation Rentals, LLC, Vacasa Alabama LLC, Vacasa Florida LLC, Vacasa North Carolina LLC, Vacasa South Carolina LLC, Vacasa Tennessee LLC and Vacasa Vacation Rentals of Hawaii LLC), and are required to be guaranteed by any restricted subsidiaries of the Borrower that may be formed or acquired in the future (other than certain excluded subsidiaries). From and after the Collateral Trigger Event Date (defined as the first to occur of (i) the termination of the transactions contemplated by the Business Combination Agreement, (ii) the Closing, and (iii) December 31, 2021 (or such later date, not to exceed 30 days, as may be reasonably agreed by the Administrative Agent), or such earlier date as the Borrower may designate) obligations of the Borrower and the guarantors will be required to be, secured by a first priority lien on substantially all of our respective assets (other than certain excluded assets).

The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of the Borrower and its restricted subsidiaries to:

•	create, incur, assume or permit to exist any debt or liens;
•	merge into or consolidate or amalgamate with any other person, or permit any other person to merge into or consolidate with it, or liquidate or dissolve;
•	make or hold certain investments;
•	sell, transfer, lease, license or otherwise dispose of its assets, including equity interests (and, in the case of restricted subsidiaries, the issuance of additional equity interests);
•	pay dividends or make certain other restricted payments;
•	substantively alter the character of the business of the Borrower and its restricted subsidiaries, taken as a whole; and
•

sell, lease or otherwise transfer any property or assets to, or purchase, lease or otherwise acquire any property or assets from, or otherwise engage in any other transactions with, any of its affiliates.

In addition, beginning on the last day of the second full fiscal quarter ending after the effective date of the Revolving Credit Facility, the Borrower and its restricted subsidiaries will be required to maintain a minimum amount of consolidated revenue, measured on a trailing four-quarter basis, as of the last date of each fiscal quarter, provided that such covenant will only apply if, on such date, the aggregate principal amount of outstanding borrowings under the Revolving Credit Facility and letters of credit (excluding undrawn amounts under any letters of credit in an aggregate face amount of up to $8.0 million and letters of credit that have been cash collateralized) exceeds 35% of the then-outstanding revolving commitments.

The Credit Agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. In addition, the lenders under the Revolving Credit Facility will be permitted to accelerate all outstanding borrowings and other obligations, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, certain cross-defaults and cross-accelerations to other indebtedness, certain events of bankruptcy and insolvency, certain judgments and Change in Control events. “Change in Control” is defined as (a) the failure of Vacasa Holdings, directly or indirectly through wholly owned subsidiaries that are guarantors, to own all of the equity interests in the Borrower, or (b) (x) prior to the Closing, the failure by the Permitted Holders to own beneficially and of record, at least a majority of the outstanding voting interests of Vacasa Holdings, and (y) after the Closing, the acquisition of beneficial ownership by any person or group, other than the Permitted Holders, of equity interests representing 40% or more of the aggregate votes entitled to vote for the election of directors of Vacasa Holdings having a majority of the aggregate votes on the board of directors of Vacasa Holdings and the aggregate number of votes for the election of such directors of the equity interests beneficially owned by such person or group is greater than the aggregate number of votes for the election of such directors represented by the equity interests beneficially owned by the Permitted Holders, unless the Permitted Holders otherwise have (and have exercised) the right, directly or indirectly, to designate, nominate or appoint directors of Vacasa Holdings having a majority of the aggregate votes on the board of directors of Vacasa Holdings.

The foregoing summary describes the material provisions of the Credit Agreement, but may not contain all information that is important to you. We urge you to read the full text of the Credit Agreement and the other agreements governing the Revolving Credit Facility, which have been filed as exhibits to the Final Prospectus. Capitalized terms used in the foregoing summary and not otherwise defined in the Final Prospectus have the meaning assigned to them in the Credit Agreement.

Senior Secured Convertible Notes

In May 2020, in order to provide for liquidity and fund general corporate initiatives in light of the initial impact of the COVID-19 pandemic on our business, we entered into a note purchase agreement (as amended, the “Purchase Agreement”) with certain of our existing investors pursuant to which we issued $108.1 million in aggregate principal amount of senior secured convertible notes, which we refer to as the “D-1 Convertible Notes.” The D-1 Convertible Notes are guaranteed by certain of our existing and future subsidiaries and are secured by a first priority lien on substantially all of our and such guarantors’ assets.

The D-1 Convertible Notes mature on June 20, 2023, unless earlier repurchased, redeemed or converted. The D-1 Convertible Notes accrue cash interest daily at 3% per annum, payable annually in arrears on the anniversary date of the initial closing date. Upon the occurrence and during the continuance of an event of default, as defined in the Purchase Agreement, the cash interest rate will be increased by an amount equal to two (2) percent per annum. Additionally, the D-1 Convertible Notes accrue PIK interest equal to 7% per annum, which shall be capitalized by adding the full amount of PIK interest to the principal balance on each anniversary date of the initial closing. As of September 30, 2021, principal in the amount of $115.6 million was outstanding under the D-1 Convertible Notes. There was $2.9 million of uncapitalized PIK interest accrued for the D-1 Convertible Notes as of September 30, 2021.

At any time following the initial issuance, any holder of the D-1 Convertible Notes has the right, but not the obligation to, convert all or any portion of the principal of the D-1 Convertible Notes (including PIK interest capitalized), all accrued but unpaid cash interest and, in connection with a change in control, IPO or pre-payment, the discounted present value of all required remaining scheduled interest payments due on such notes from such date through the maturity date, using a discount rate as defined by the Purchase Agreement, into Series D-1 preferred units at a conversion rate of $1 per unit (the “Conversion Amount”). In July 2021, we notified the administrative agent under the Purchase Agreement of our election to pre-pay the D-1 Convertible Notes in full contingent upon the consummation of the Business Combination and, in response, each holder of the D-1 Convertible Notes issued a conversion notice to us under the Purchase Agreement electing to convert its Conversion Amount in lieu of any such pre-payment. Accordingly, the D-1 Convertible Notes will convert into Series D-1 preferred units upon, and will no longer be outstanding following, the consummation of the Business Combination.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$76,290	$37,716
Net cash used in investing activities	(71,997)	(10,444)
Net cash provided by (used in) financing activities	(9,725)	98,289
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(84)	(177)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,516)	$125,384

Operating Activities

Net cash provided by operating activities was $76.3 million for the nine months ended September 30, 2021, primarily attributable to a net loss of $36.4 million, offset by $67.7 million of non-cash items related to depreciation, amortization of intangible assets, fair value adjustment on warrant derivative liabilities, equity-based compensation expense and PIK interest related to our D-1 Convertible Notes. Additional sources of cash flows resulted from changes in working capital, including a $17.6 million increase in funds payable to owners and $9.6 million increase in hospitality and sales taxes payable as a result of increased bookings on our platform, partially offset by a $16.5 million decrease in deferred revenue and future stay credits driven by the usage of future stay credits during the period.

Net cash provided by operating activities was $37.7 million for the nine months ended September 30, 2020, primarily attributable to a net loss of $47.0 million, offset by $40.1 million of non-cash items related to depreciation, amortization of intangible assets, fair value adjustment on warrant derivative liabilities, equity-based compensation expense and PIK interest related to our D-1 Convertible Notes. Additional sources of cash flows resulted from changes in working capital, including a $22.0 million increase in deferred revenue and future stay credits and $6.0 million increase in hospitality and sales taxes payable, partially offset by a $8.9 million decrease in funds payable to owners as a result of booking activity on our platform and timing of stays completed by our guests.

Investing Activities

Our primary investing activities include cash paid for business combinations, capitalized internally developed software, and purchases of property and equipment.

Net cash used in investing activities was $72.0 million for the nine months ended September 30, 2021 primarily due to net cash paid for business acquired of $63.5 million and $4.9 million of cash paid for capitalized internally developed software costs.

Net cash used in investing activities was $10.4 million for the nine months ended September 30, 2020 consisting of payments of $6.7 million for capitalized internally developed software costs and $2.1 million of net cash paid for businesses acquired.

Financing Activities

Our primary financing activities have come from the issuance of redeemable convertible preferred units and senior secured convertible notes offset by cash payments for contingent consideration and deferred payments to sellers in connection with business combinations to grow the number of units under management in new and adjacent markets served.

Net cash used in financing activities was $9.7 million for the nine months ended September 30, 2021, primarily attributable to $9.4 million of cash payments for business combinations.

Net cash provided by financing activities was $98.3 million for the nine months ended September 30, 2020, primarily attributable to proceeds of $115.9 million from the issuance of the long-term debt, partially offset by $10.1 million of payments of long-term debt and $7.2 million of payments for business combinations.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Regulation S-K under the Securities Act, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Contractual Obligations and Commitments

As of September 30, 2021, there were no material changes outside the ordinary course of business to the contractual obligations from the information disclosed in the Company’s Final Prospectus.

Critical Accounting Policies and Estimates

As of September 30, 2021, there were no significant changes to our critical accounting policies and estimates from the information disclosed in the Company’s Final Prospectus.

JOBS Act Accounting Election

We meet the definition of an emerging growth company under the JOBS Act, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this proxy statement/prospectus for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates.

Interest Rate Fluctuation Risk

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities.

Our cash and cash equivalents primarily consist of cash deposits and marketable securities. We do not enter into investments for trading or speculative purposes. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of September 30, 2021.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level. As permitted by related SEC staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of TurnKey Vacation Rentals, Inc. (now known as TurnKey Vacation Rentals LLC) was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. This business, which we acquired in April 2021, represented approximately 11.7% and 13.4% of our total assets (excluding goodwill and intangible assets) and revenues, respectively, as of and for the nine months ended September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of reviewing the internal control structure of TurnKey Vacation Rentals, Inc. and, if necessary, will make appropriate changes as we continue to integrate TurnKey Vacation Rentals, Inc. into our overall internal control over financial reporting process.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. See the information under the “Litigation” caption in Note 13, which we incorporate here by reference.

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Final Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in the section entitled "Risk Factors" of our Final Prospectus, which risk factors are incorporated herein by reference.As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Final Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated herein.

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Exhibit	Filed/Furnished Herewith
2.1	Business Combination Agreement, dated as of July 28, 2021, by and among TPG Pace, TK Newco, the Blockers, Vacasa, Inc., Vacasa Holdings, and certain other parties named therein (included as Annex A to the proxy statement).	S-4	333-258739		2.1
3.1	Certificate of Incorporation of Vacasa, Inc. (as currently in effect).	S-4/A	333-258739	10/22/21	3.1
3.3	Bylaws of Vacasa, Inc. (as currently in effect).	S-4/A	333-258739	10/22/21	3.3
10.10#	Vacasa, Inc. 2021 Incentive Award Plan.	S-4/A	333-258739	11/08/21	10.10#
10.11#	Vacasa, Inc. 2021 Nonqualified Employee Stock Purchase Plan.	S-4/A	333-258739	11/08/21	10.11#
10.12#	Offer Letter, dated July 24, 2021, between Vacasa LLC and Matthew Roberts.	S-4/A	333-258739	10/22/21	10.12#
10.13#	Change in Control and Retention Agreement, dated July 26, 2021, between Vacasa LLC and Matthew Roberts.	S-4/A	333-258739	10/22/21	10.13#
10.22#	2016 Equity Compensation Incentive Plan of Vacasa Holdings.	S-4/A	333-258739	11/08/21	10.22#
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

*   Filed herewith.

** Furnished herewith.

#   Indicates management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacasa, Inc.
(Registrant)

November 17, 2021	By:	/s/ Matthew Roberts
(Date)	Name:	Matthew Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 17, 2021	By:	/s/ Jamie Cohen
(Date)	Name:	Jamie Cohen
	Title:	Chief Financial Officer
(Principal Financial Officer)