Form 10-K
period 2021-12-31
Vacasa, Inc.
filed 2022-03-21
CIK 1874944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to ________
Commission File Number: 001-41130

Vacasa, Inc.
(Exact name of registrant as specified in its charter)40

_________________________

Delaware (State or other jurisdiction of incorporation or organization)	87-1995316 (I.R.S. Employer Identification No.)

850 NW 13th Avenue
Portland, OR 97209
(Address of Principal Executive Office)(Zip Code)
(503) 345-9399
(Registrant's telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.00001 per share	VCSA	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s Class A Common Stock began trading on the Nasdaq stock market on December 7, 2021.

As of March 16, 2022, 214,793,795 shares of the registrant's Class A Common Stock were outstanding, 213,580,295 shares of the registrant's Class B Common Stock were outstanding, and 6,333,333 shares of the registrant's Class G Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our results of operations, financial position, growth strategy, seasonality, business strategy, policies, and approach. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would”, or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to:

•our ability to achieve profitability;
•our ability to manage and sustain our growth;
•the effects of the novel coronavirus (COVID-19) pandemic, including as a result of new strains or variants of the virus, on our business, the travel industry, travel trends, and the global economy generally;
•our expectations regarding our financial performance, including our revenue, costs, and Adjusted EBITDA;
•our ability to attract and retain homeowners and guests;
•our ability to compete in our industry;
•our expectations regarding the resilience of our model, including in areas such as domestic travel, short-distance travel, and travel outside of top cities;
•the effects of seasonal trends on our results of operations;
•our ability to make required payments under our credit agreement and to comply with the various requirements of our indebtedness,
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;
•the anticipated increase in expenses associated with being a public company;
•anticipated trends, developments, and challenges in our industry, business, and the highly competitive markets in which we operate;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•our ability to anticipate market needs or develop new or enhanced offerings and services to meet those needs;
•our ability to expand into new markets and businesses, expand our range of homeowner services, and pursue strategic acquisition and partnership opportunities;
•our ability to manage expansion into international markets;
•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in the United States and internationally and our expectations regarding various laws and restrictions that relate to our business;
•our expectations regarding our tax liabilities and the adequacy of our reserves;
•our ability to effectively manage our growth, expand our infrastructure, and maintain our corporate culture;
•our ability to identify, recruit, and retain skilled personnel, including key members of senior management;
•the effects of labor shortages and increases in wage and labor costs in our industry;
•the safety, affordability, and convenience of our platform and our offerings;
•our ability to keep pace with technological and competitive developments;
•our ability to maintain and enhance brand awareness;
•our ability to successfully defend litigation brought against us and our ability to secure adequate insurance coverage to protect the business and our operations;
•our ability to maintain, protect, and enhance our intellectual property; and
•those identified in Part I, Item 1A. "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

Some of these risks and uncertainties may in the future be amplified by the COVID-19 pandemic and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. The forward-

looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events, or otherwise.

Basis of Presentation
Vacasa, Inc. was incorporated on July 1, 2021 under the laws of the state of Delaware as a wholly owned subsidiary of Vacasa Holdings LLC (Vacasa Holdings) for the purpose of consummating the business combination described herein. In December 2021, Vacasa, Inc. merged with TPG Pace Solutions, with Vacasa, Inc. continuing as the surviving entity, following which Vacasa, Inc. consummated a series of reorganization transactions through which Vacasa, Inc. became the sole manager of, and the owner of approximately 50.3% of the outstanding equity interests in, Vacasa Holdings, and Vacasa Holdings cancelled its ownership interest in Vacasa, Inc. For the period from inception to December 6, 2021, Vacasa, Inc. had no operations, assets or liabilities. Unless otherwise indicated, the financial information included herein is that of Vacasa Holdings, which, following the business combination, became the business of Vacasa, Inc. and its subsidiaries.

Additionally, unless the context otherwise requires, references herein to the “Company,” “we,” “us”, or “our” refer (a) after December 6, 2021, to Vacasa, Inc. and its consolidated subsidiaries and (b) prior to December 6, 2021, to Vacasa Holdings and its consolidated subsidiaries.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•We have incurred net losses in each year since inception, and we may not be able to achieve profitability;
•Our recent growth may not be indicative of our future growth, and we may not be able to sustain a similar revenue growth rate in the future. Our recent growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful;
•If we are unable to attract new vacation rental homeowners to our platform and maintain relationships with existing vacation rental homeowners, or if homeowners reduce the availability of their homes on our platform, our business, results of operations, and financial condition would be materially adversely affected;
•If we are unable to attract new guests and retain existing guests, our business, results of operations, and financial condition would be materially adversely affected;
•Bookings through our distribution partners account for a significant portion of our revenue, and if we are unable to maintain our relationships with our existing distribution partners and develop and maintain successful relationships with additional distribution partners, our business, results of operations, and financial condition would be materially adversely affected. These relationships also subject us to certain risks;
•Any further and continued decline or disruption to the travel and hospitality industries or economic downturn would materially adversely affect our business, results of operations, and financial condition;
•Our continued growth depends, in part, on our ability to consummate portfolio transactions and to effectively manage the risks associated with these transactions;
•Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could reduce our ability to compete and could adversely affect our business;
•The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors;
•The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and will continue to materially adversely impact our business, results of operations, and financial condition;
•We may experience significant fluctuations in our results of operations from quarter to quarter and year to year as a result of seasonality and other factors, which make it difficult to forecast our future results;
•Demand for vacation rental properties has increased in recent periods compared to demand for other forms of accommodations, and we cannot guarantee that this trend will continue once the COVID-19 pandemic subsides;
•If we fail to comply with federal, state, and foreign laws relating to privacy and data protection, we may face potentially significant liability, negative publicity, an erosion of trust, and increased regulation, any of which could materially adversely affect our business, results of operations, and financial condition;
•If we or our third-party service providers fail to prevent data security breaches, there may be damage to our brand and reputation, material financial penalties, and legal liability, along with a decline in use of our platform, which would materially adversely affect our business, results of operations, and financial condition;
•System capacity constraints, system or operational failures, or denial-of-service or other attacks could materially adversely affect our business, results of operations, and financial condition;
•If we do not adequately protect our intellectual property and our data, our business, results of operations, and financial condition could be materially adversely affected;
•Laws, regulations, and rules that affect the short-term rental business have limited and may continue to limit the ability or willingness of homeowners to rent through Vacasa and expose our homeowners or us to significant penalties, which have had and could continue to have a material adverse effect on our business, results of operations, and financial condition;
•We are subject to a wide variety of complex, evolving, and sometimes inconsistent and ambiguous laws and regulations that may adversely impact our operations and discourage homeowners and guests from using our services, and that could cause us to incur significant liabilities including fines and criminal penalties, which could have a material adverse effect on our business, results of operations, and financial condition;
•We rely on a mix of independent contractors and employees to provide operational services to us, and any potential reclassification of independent contractors as deemed employees could adversely affect our business, results of operations and financial condition;
•Uncertainty in the application of taxes to our homeowners, guests, or platform could increase our tax liabilities and may discourage homeowners and guests from conducting business on our platform;
•Changes in tax laws or tax rulings could materially affect our business, results of operations, and financial condition;
•Our principal stockholders have significant influence over us, including over decisions that require the approval of stockholders, and their interests may conflict with yours; and

•We are an “emerging growth company” within the meaning of the Securities Act, and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Class A Common Stock may be less attractive to investors.

PART I
Item 1. Business

Our Company

We are reimagining the vacation rental experience for homeowners and guests through our end-to-end technology platform.

We are the leading vacation rental management platform in North America with over five million Nights Sold during the year ended December 31, 2021. Our integrated technology and operations platform optimizes vacation rental income and home care for homeowners, offers guests a seamless, reliable, and high-quality experience with exceptional service, and provides distribution partners with valuable and high-performing home listings. Our global marketplace aggregates approximately 37,000 exclusive listings in over 400 destinations throughout North America, Belize, and Costa Rica. Our guests are able to search, discover, and book properties on vacasa.com, our Guest app, and on the booking sites of over 100 distribution partners including Airbnb, Booking.com, and Vrbo. During the year ended December 31, 2021, we generated approximately $1.9 billion in GBV from approximately five million Nights Sold.

Our business model is simple and is based on shared success. We collect nightly rent on behalf of homeowners and earn the majority of our revenue from homeowner commissions and service fees paid by guests when a vacation rental is booked directly on vacasa.com, our Guest app, or on the sites of one of our distribution partners. Because we are vertically-integrated, our listings are predominately exclusive to us and we are able to capture all of the bookings for properties on our platform and a greater portion of each transaction.

Since our inception, we have focused primarily on the supply side of the market and on homeowners, who hold the keys to the next wave of expansion as demand for vacation rentals continues to grow. Booking channels such as Airbnb, Booking.com, Google, and Vrbo have historically had more focus on the demand side of the market and collectively drive hundreds of millions of site visits each month. As a result, we believe demand often exceeds available vacation rental home listings in the right location, on the right day, with the right features.

Through our integrated technology and operations platform, we unlock new supply and increase the availability of vacation rental home listings for guests to discover and book. Our comprehensive set of capabilities is designed to remove barriers to renting vacation and second homes by solving critical challenges for homeowners such as listing creation and merchandising, pricing optimization, multi-channel distribution and demand generation, seamless home care, insights and analytics, smart home technology, and customer support. For homeowners already renting, we aim to drive significant incremental income and transform their vacation homes into high performing vacation rentals.

Our global marketplace connects guests with the homes we bring onto our platform. Our listings are aggregated on vacasa.com and on the sites of over 100 major demand channels, allowing for efficient distribution and discovery that is vital for a thriving marketplace. As a result, we are able to capture demand wherever it exists and connect it with our leading vacation rental home listings. Our marketplace avoids the capital intensity and asset-based limitations of owning the underlying real estate and we aim to bring new supply online in a matter of days. Our direct channel, which includes our booking site and Guest app, has become our leading source of guest demand, driving approximately 30% of GBV for the year-ended December 31, 2021.

Developments in Our Business

Reverse Recapitalization

On July 28, 2021, the Company entered into an agreement to become a publicly traded company through a business combination with TPG Pace Solutions Corporation, a Cayman Islands exempted company (TPG Pace).

On December 6, 2021, we consummated (the Closing) the business combination (the Business Combination) contemplated by that certain business combination agreement, dated as of July 28, 2021 (as amended, the “Business Combination Agreement”), by and among TPG Pace, Vacasa Holdings, Turnkey Vacations, Inc., a Vacasa Holdings equity holder (TK Newco), certain other Vacasa Holdings equity holders (together with TK Newco, the “Blockers”), us, and certain other parties pursuant to which, among other things, TPG Pace merged with and into us, following which the separate corporate existence of TPG Pace ceased and we became the surviving corporation. The transactions set forth in the Business Combination Agreement are further described in Note 3, Reverse Recapitalization to our consolidated financial statements.

TurnKey Acquisition

On April 1, 2021, we acquired the operations of TurnKey Vacation Rentals (TurnKey), a provider of property management and marketing services for residential real estate owners in the United States (the TurnKey Acquisition). The TurnKey Acquisition advances our strategy to create a premium standard for vacation rentals. The acquisition also increased our market density in regions where we have existing operations and expands our footprint into several other top vacation rental destinations. See Note 4, Acquisitions to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

COVID-19 Pandemic

Since early 2020, the world has been, and continues to be, impacted by COVID-19 and its variants. In certain markets, vacation homes on our platform and attractions within the local market have been subject to shifting government mandates or guidance regarding COVID-19 restrictions. COVID-19 and measures to prevent its spread have continued to impact our business in a number of ways. Our priority has continued to be the health, safety, and support of our employees, homeowners, and guests. We have also taken measures to manage the financial impacts of the pandemic to our business. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments" for a detailed discussion about the impacts of COVID-19 to our business.

The full extent to which the COVID-19 pandemic will directly or indirectly impact us over the longer term remains uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, including potential new strains or variants of the virus, the extent and effectiveness of containment actions taken, including mobility restrictions, the effectiveness of vaccines, and the impact of these and other factors on travel behavior in general and on our business. As a result of the COVID-19 pandemic, we have incurred and will continue to incur additional costs to address and comply with government regulations and maintain the safety of our employees and guests.

Our Growth Strategy

We are in the early phases of capturing our market opportunity. Key elements of our growth strategy include:

•Optimize existing supply. We expect to continue to innovate on our platform to expand our technology advantage, improve our operational efficiency, grow Nights Sold, and reduce homeowner churn. Utilizing our artificial intelligence (AI) driven technology, we have demonstrated improvements in reducing owner holds, increasing revenue per home through yield management, and improving churn over time and plan to continue to do so.

•Grow supply in existing markets. We intend to grow our footprint and increase density in existing markets to achieve further economies of scale, primarily using our individual approach. We plan to continue to leverage our proprietary data and AI engine to drive intelligent supply acquisition by identifying, predicting, and targeting the highest value properties in a given area. We aim to make the entire supply acquisition process frictionless and plan to continue to invest in our sales team and in homeowner marketing to enable us to drive growth.

•Expand into new domestic markets. We aim to establish footholds in new domestic markets, primarily using our portfolio approach, which is our primary strategy for entering new markets. Our portfolio approach capitalizes on the footprint of highly fragmented, professionally managed, local property portfolios and allows us to port dozens of existing vacation rental homes to our platform simultaneously to build our local market presence at a faster rate.

•Expand our range of homeowner services. We intend to leverage our deep homeowner relationships and trusted position in the home to monetize adjacent services and expand our suite of product offerings. Our expanded range of homeowner services may include multiple service levels for homeowners who want or need assistance with select aspects of our end-to-end offering. We believe these services also have the potential to funnel more homeowners into our core product over time.

•Elevate the guest experience. We plan to elevate the guest experience with enhanced technology and services. We intend to continue to invest in our existing technology including our Guest app and smart home technology, to further serve and delight guests. We plan to seamlessly integrate expanded in-destination services for guests, including concierge services, customized local guides, and in-destination experiences. We aim to further invest in our brand to increase awareness among new guests to build brand affinity, engagement and repeat usage.

•Expand into international markets. We currently have an international footprint in Canada, Mexico, Belize and Costa Rica. Over time, we intend our new market expansion to also include selective entry into attractive international markets, primarily in Europe and the Americas.

Our Platform and Product Offerings

Our platform delivers a comprehensive offering to homeowners looking to rent their vacation homes, guests looking to experience the potential that vacation rentals can offer, and guides all aspects of our local operations.

Offerings for Homeowners

We have designed our platform with a homeowner-first approach. Our homeowner offering includes products and services designed to enable homeowners to maximize rental income from their properties while having the peace of mind that their property is cared for. Our homeowner offering includes:

•Property setup and listing optimization. We swiftly handle the comprehensive steps needed to allow a homeowner's home to be listed for rent. We offer design resources, professionally written descriptions, high definition photography and 3D Tours in order to maximize guest appeal. We also offer feature and amenity recommendations based on our trove of proprietary data. Once a listing is live, we handle all aspects of marketing, calendar management and guest interaction.

•Demand generation. Our proprietary software automatically syndicates listings across our own scaled direct booking site and on the booking sites of over 100 third party distribution partners, including Airbnb, Booking.com, and Vrbo to capture demand wherever it exists. We seamlessly integrate and syndicate our listings across our site and those of our distribution partners. We have also built tools to allow for granular modifications on listings or prices by channel. We have built a proprietary universal channel management system that takes the details associated with a given home and shares the listing instantly with the appropriate partner sites. We overlay our partner optimization dashboard that allows us to run testing for optimization across our partner network, understand pricing elasticity by partner and work to optimize contributions regardless of channel.

•Dynamic pricing. We strive to maximize the total rental revenue for our homeowners. We use AI to predict how and when we can deliver the maximum yield for homeowners and price the home accordingly. To achieve this optimization we adjust rental rates millions of times a day across all our channels based on proprietary data, a guest's itinerary, a home's availability, and real-time booking dynamics. Our data scientists and machine learning engineers continually test for optimization, iterate, and release new algorithms in an effort to improve revenue per available night.

•Tax & compliance support. We simplify compliance and tax-related tasks for homeowners. We collect and remit transient occupancy taxes (TOT) through our platform and assist with filing necessary permits for vacation rental properties in certain jurisdictions.

•Real estate analytics. We offer homeowners advanced analytics based on the wealth of proprietary and industry data we have around vacation rental activity. We provide rental projections to help buyers make informed decisions about potential purchases.

•Homeowner dashboard and mobile app. Homeowners can easily access all their booking, payment, and performance details in a simple, intuitive interface on our homeowner portal or via our mobile app. Information is personalized and 24/7 support is readily accessible.

•End-to-end property care. We deliver comprehensive home care including housekeeping, maintenance, inspection and other service-related needs to deliver peace of mind to homeowners and provide a consistent, high-quality experience to guests.

Offerings for Guests

For guests, our offerings provide a frictionless way to search, discover, transact and experience Vacasa listings. Our guest offerings include:

•Direct booking site. Our booking site serves as our own scaled demand channel. Approximately 30% of GBV was generated through our direct channel, which includes our booking site and Guest app, in the trailing twelve months ended December 31, 2021.

•Payment capabilities. Guests can book instantly on our website or mobile app, all in a secured environment. We offer multiple payment options, including payment plans offered through our partnership with Affirm.

•24/7 support. Guests can access our support staff around the clock. Our dedicated customer support team is available 24/7 and is easily accessible via phone, vacasa.com, or our Guest app.

•Smart home technology. Our smart home technology comprises a host of devices including keyless locks, Wi-Fi routers, and noise monitoring technology. The integration of these devices and features deliver compelling value for guests and homeowners.

•Guest app. Our Guest app is designed to drive strong engagement, satisfaction, extended stays and return stays. Our powerful Guest app enables a frictionless experience with a comprehensive suite of features for before, during and after their stay. Guests are able to search, book and pay for their stay through the app. Leading up to the trip we prepare them by sending important details about the home and their stay. Upon arrival at the home, the Guest app facilitates access to the property, Wi-Fi connection and our 24/7 support.

Technology Utilized by our Local Operations Teams

Our focused teams who perform home care, home optimization, field operations and sales help us establish deep relationships with homeowners and guests by directly providing service to the home and homeowners and guests in over 400 destinations and are key to delivering an enhanced level of service at the local level. They leverage our technology to deliver efficiency and consistency. Underpinning our local operations teams is our proprietary technology that guides all aspects of home care. These capabilities include:

•HomeCare Hub. Our HomeCare Hub is a proprietary software tool purpose-built for vacation rentals and powered by AI. Our HomeCare Hub allows us to optimize staffing, assignments, dispatching and workflows across all of our local markets. Operations managers are able to monitor all the homes in their portfolio 24/7 with bi-directional flow of information from the property. Furthermore, we have built API integrations to vendors to maximize efficiency in the process. Our AI-driven software solution is designed to continuously improve and enhance our operational effectiveness over time.

•Field application. Our field application is leveraged by all of our home care staff, maintenance personnel and local managers. It is directly tied into our HomeCare Hub software tool, which enables seamless coordination between managers, contractors and field personnel. Our proprietary application provides visibility to employees on assigned tasks or open tickets. The field application is used in a myriad of ways, such as a guest check-out status to facilitate accelerated cleans and post-cleaning photo submissions for real-time inspection approval. Over time, we have been able to automate more of the operational playbook and leverage AI and machine learning to drive significant efficiency gains at the market level.

•Ticketing system and time tracking. We provide comprehensive management of all employee activity on our platform. This includes a ticketing system with detailed real-time tracking for every homeowner or guest-related task. Our local operations teams can clearly see and manage their workflow. Additionally, employees can utilize our system to easily track their time and productivity.

•Home-based instructions and direction. Our field application provides our local home care teams with directions to homes, estimated clean times and security codes for entry.

•Smart home technology. Smart home technology, such as smart locks, can greatly improve our operational efficiency. For example, local staff do not need to visit homes to change lock box codes or replace lost keys, and certain locks can be programmed to trigger notifications so we know when a guest has checked in and, more importantly, when they have checked out. We can then utilize this data to inform our scheduling algorithms, which improves the efficiency of our local teams running home care.

Our Development and Technology Infrastructure

We have a research and development culture that rapidly and consistently delivers high-quality enhancements to the functionality, usability, and performance of our platform. We have assembled a team of highly skilled engineers, designers, product managers, and data scientists whose expertise spans a broad range of technical areas. We embrace a DevOps culture whereby engineering teams both build systems and manage them in production. We organize our tech organization into cross-functional agile delivery teams, integrating product management, engineering, data science, design, and system operations. We utilize a microservices architecture, which allows these teams to release updates rapidly and independently. We focus on creating rich customer experiences while also architecting for massive scale. Our web-based offerings are responsive, mobile-enabled, and operating system-agnostic. We build native iOS and Android applications for our guests and owners for a more polished experience.

In November 2021, we launched a new Vacasa Homeowner app through which homeowners are able to monitor reservations and track home maintenance as well as review the financial performance of their Vacasa vacation rental home. The Vacasa Homeowner app allows homeowners to receive push notifications when their home receives a booking and to view booking rates for their home at any given time. The Vacasa Homeowner app adds to our growing technology ecosystem and was designed to help homeowners stay more connected to their vacation rental home and increase transparency for homeowners into our services.

Sales and Marketing

Our marketing strategy primarily relies on performance marketing, which we complement with engagement marketing and brand marketing. We deploy performance marketing strategies through digital and offline channels to drive additional traffic from high-intent prospective guests. Engagement marketing initiatives include email and other outbound communications to ensure that we retain high-value homeowners and guests. Brand marketing increases awareness among potential homeowners and guests, helping them understand the benefits of renting their home through Vacasa and of booking and experiencing a Vacasa property.

In addition to performance, engagement, and brand marketing, we engage in public relations and communications activities to strengthen our brand and enable us to be less reliant on performance marketing. Our communications team works across press and policy channels to share timely and important news about Vacasa. They also oversee the execution of a consumer, product, corporate, and policy communications plan that supports our brand strategy.

We deploy focused outbound sales efforts targeted at homeowners of properties we predict will be high-value listings on our platform. Once prospects are identified, our sales development representatives and sales executives work to convert homeowners to our platform. We have both local and central sales executives. Our local sales executives have crucial area relationships and deep referral networks that bolster our efforts.

Our Distribution Partners

As part of our multi-channel distribution strategy, we have established relationships with over 100 online booking sites, including Airbnb, Booking.com and Vrbo, pursuant to which we make Vacasa-listed properties available for booking by guests through these partners’ online platforms. Bookings through our distribution partners accounted for approximately 70% and 65% of our GBV during the years ended December 31, 2021 and 2020, respectively.

Our agreements with our distribution partners typically provide either that (1) the partner will receive a commission on bookings made through the channel transactions (with the rate varying by partner) or (2) we will pay the partner a fixed subscription fee, typically on an annual, per-listing basis. Certain partners may charge guests additional fees directly.

Human Capital

Our People

As of December 31, 2021, we employed a total of approximately 8,200 team members globally. Our dedicated local operations teams work directly with our homeowners to provide comprehensive vacation rental management services and exceptional care for our guests. Our field teams are firmly backed by our central team employees who work in our offices or remotely. This group is composed of engineers, product managers, marketers, operations leads, finance professionals, human resources, and legal personnel.

We are committed to hiring a diverse workforce. We seek to foster an inclusive environment where everyone feels welcome to be their authentic selves and all voices are heard — an environment that is aligned with our values and that reflects our global community.

Our Culture

At Vacasa, we believe that a great vacation has the power to be life-changing. We are reimagining the vacation rental experience for homeowners and guests through our end-to-end technology platform. We will do this by powering the modern way to own, care for, and enjoy vacation homes.

Our people are the heart of our business, our most valuable asset, and the foundation of our culture. When you put a group of passionate professionals together—who set out each day to enhance the lives of our homeowners, guests, partners, and most importantly each other—the result is a culture of service and respect, always focused on solutions and improvement.

Vacasa’s culture has grown and evolved along with its people. We started in 2009 with one home and a small, scrappy team. Today, we manage approximately 37,000 homes with a team of experts across the travel and hospitality industry. Even with all of this scale, we still maintain the entrepreneurial spirit that drove Vacasa in its early days. We hold ourselves accountable to the values we’ve grown into as a company, which guide our decision making:

•Innovation: We look to the future and anticipate what’s next.
•Accountability: We are committed, purposeful and intentional. We take aim and follow through with decisive action.
•Growth: We set the bar high and push ourselves and our teammates to continually expand, improve and progress.
•Empathy: We listen closely, engage thoughtfully and cultivate lasting relationships built on mutual benefit and trust.

Diversity, Equity & Inclusion

Our culture is also one of inclusion. We actively work to dismantle inequities within our policies, systems, programs and services to ensure that Vacasa is a space where no one feels the need to edit their identity. We continuously aspire to be a more equitable, safe, and welcoming work environment for all of our team members, and a better advocate to the communities we serve.

Competition

We operate in a highly competitive environment. As we seek to expand our geographic footprint and grow our business globally, we face competition in attracting and retaining homeowners and guests.

Homeowners. Homeowners can either self-manage or use local property management businesses to market and care for their homes. Homeowners who self-manage are able to list on sites such as Airbnb and Vrbo, and may choose to leverage additional software tools to handle aspects of the process such as pricing or scheduling. We compete for homeowners based on many factors, including the volume of bookings generated by guests on our platform and those of our distribution partners; ease of onboarding onto our platform; the service fees and commissions we charge; the owner protections we offer, such as our insurance programs; and the strength of our brand. Throughout the COVID-19 pandemic, we have also competed based on our cancellation and shut down policies in response to regulatory actions.

Guests. We also compete to attract guests to our platform. Guests have a wide range of options for finding and booking accommodations, and as such, we compete with other forms of accommodations including hotels, other vacation rental companies, and serviced apartment providers, both online and offline. We also compete for traffic and demand generation through our direct booking channel with Airbnb, Google, Booking Holdings (including the brands Booking.com, KAYAK, Priceline.com and Agoda.com), Expedia Group (including the brands Expedia, Vrbo, Hotels.com, Orbitz and Travelocity), Tripadvisor, Trivago, AllTheRooms.com and regional booking sites and online travel agencies, and to a lesser degree, urban rental sites such as Sonder, and niche programs such as Inspirato. We compete for guests based on many factors, including the uniqueness and quality of our homes and the availability of homes; the value and all-in cost of our offerings relative to other options, our brand; and the ease of use of our platform. Throughout the COVID-19 pandemic, we have also competed based on the availability of homes close to where guests live, as well as the perceived safety and cleanliness of the listings on our platform.

We believe we compete favorably on the basis of the key competitive factors noted above. However, many of our competitors and potential competitors are larger and have greater financial, technical and other resources, including greater brand name recognition, longer operating histories, larger marketing budgets and established marketing relationships, access to larger customer bases and significantly greater resources for the development of their offerings. See “Risk Factors—Risks Related to Our Business and Industry—The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.”

Intellectual Property

Our intellectual property is an important component of our business. We rely on a combination of patents, trademarks, domain names, copyright, know-how and trade secrets, as well as contractual provisions and restrictions, to establish and protect our intellectual property. As of December 31, 2021, we held two U.S. patent applications, which were published in April 2021 and remain in progress, and one patent registration acquired through the TurnKey Acquisition. While we believe our patent applications and registration are important to our competitive position, we do not believe any single patent application or registration is material to our business as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

As of December 31, 2021, we owned 53 U.S. and 64 international (across 54 countries) registered or pending trademarks, including “Vacasa,” “Vacation Rentals Made Easy,” “Vacation Differently” and related logos and designs. We also own several domain names that we use in or relate to our business, including “vacasa.com” and other country code top level domain name equivalents.

We rely on trade secrets and confidential information to develop and maintain our competitive advantage. We seek to protect our trade secrets and confidential information through a variety of methods, including confidentiality procedures and non-disclosure agreements with employees, third parties, and others who may have access to our confidential or proprietary information. We also require our employees to sign invention assignment agreements with respect to inventions arising from the course of their employment, and we restrict unauthorized access to our proprietary technology. In addition, we have developed proprietary, AI-driven software that is protected through a combination of copyright and trade secrets.

Notwithstanding our efforts to protect our intellectual property rights, there can be no assurance that the measures we take will be effective or that our intellectual property will provide any competitive advantage. We cannot provide any assurance that any patents will be issued from our currently pending or any future applications or that any of our issued patents will adequately protect our proprietary technology. Our intellectual property rights may be invalidated, circumvented or challenged. Furthermore, the laws of certain foreign countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States and, as a result, we may be unable to protect our intellectual property and other proprietary rights in certain foreign jurisdictions. In addition, while we have confidence in the measures we take to protect and preserve our trade secrets, we cannot guarantee that these measures will not be circumvented, or that all applicable parties have executed confidentiality or invention assignment agreements. In addition, such agreements can be breached, and we may not have adequate remedies should any such breach occur. Accordingly, our trade secrets may otherwise become known or independently discovered by competitors. For more information regarding the risks related to intellectual property, see “Risk Factors—Risks Related to Information Technology, Data Security and Data Privacy.”

Data Privacy and Security

The protection of identifiable information about individuals, or personal data, that we collect is important for ensuring trust with our stakeholders. In the course of operations, we collect and process a variety of personal data from interactions with customers and visitors, individuals’ use of our websites and/or applications, social media, and advertisements, or individuals’ communications with us relating to any services we offer. We also collect personal data from job applicants, employees and independent contractors, and employees of certain companies with which we work.

We store, protect, use and transmit personal data in accordance with our online privacy policy and internal data security and data handling policies and procedures, in addition to a variety of industry-standard technical, administrative, and physical measures. We also employ a variety of measures designed to comply with our legal obligations in relation to the collection and processing of personal data and promote the use of fair information practice principles to protect personal data.

Such measures include, but are not limited to: specifying collection and processing purposes; restricting the use of personal data to specified purposes; minimizing the collection and retention of personal data beyond what is required for our operations; anonymizing, pseudonymizing, or otherwise obfuscating certain personal data; encrypting personal data; administering privacy awareness training; inventorying personal data processing activities; managing service providers processing personal data on our behalf; and embedding privacy into the design of our products and services.

We are subject to a variety of data privacy and security laws and regulations across multiple jurisdictions where we have operations. Such laws and regulations include, but are not limited to:

United States
•Telephone Consumer Protection Act (TCPA)
•Fair Credit Reporting Act (FCRA)

•Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM)
•California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA)
•Section 5(a) of the Federal Trade Commission (FTC) Act and state-level Unfair and Deceptive Acts and Practices (UDAP) laws
•State-level data security and breach notification laws
•State-level employee email and Internet monitoring laws

European Union
•General Data Protection Regulation (EU GDPR)
•ePrivacy Directive

United Kingdom
•General Data Protection Regulation (UK GDPR)
•Data Protection Act
•The Privacy and Electronic Communications (EC Directive) Regulations 2003

Canada
•Canadian Anti-Spam Legislation (CASL)
•Personal Information Protection and Electronic Documents Act (PIPEDA)

Mexico
•Regulations to the Federal Law on Protection of Personal Data Held by Private Parties

Chile
•Law No. 19.628 On the Protection of Private Life, as amended in 2018

New Zealand
•The Privacy Act 2020

The laws and regulations included above set forth a variety of compliance requirements related to the collection and processing of personal data. In order to ensure compliance with such requirements, we maintain and continuously develop a cross-functional and interdisciplinary privacy program that covers the following areas: data subject (consumer) rights; training and awareness; vendor management; personal data inventorying and mapping; retention and destruction; privacy impact assessments; privacy policy management; and incident management.

Regulations

We are subject to a wide variety of laws, rules, and regulations enforced by both governments and private organizations. Many of these rules and regulations are constantly evolving. If we are unable to comply with them, we could be subject to civil and criminal liabilities, revocation, or suspension of our licenses or other adverse actions. We may also be required to modify or discontinue some or all of our offerings, and our ability to grow our business and our reputation may be harmed. See Part I, Item 1A. “Risk Factors” for a discussion of our regulatory risks.

Short-Term Regulatory Considerations in the Markets in which we Operate

We operate in hundreds of locations across the United States, with varying sets of rules and regulations associated with each state, county, city, town, township, or village. We typically focus our operations in markets whose jurisdictions allow for un-hosted, non-owner occupied short-term rentals, and avoid major cities, such as San Francisco and Denver, that only allow “homeshares,” which are rentals of the owner’s primary residence. Occasionally, however, acquisitions of other management companies bring with them a small number of rentals that are subject to these primary residence rules.

The owners of the properties we manage are ultimately responsible for obtaining and maintaining applicable permits, licenses, and tax registrations, and for complying with local zoning restrictions as well as restrictive covenants and homeowner association bylaws. We often assist with permitting, licensing, and taxation to the extent we are legally able, and work hard to verify and help ensure compliance with state and local laws for all of our homes. When violations occur, we strive to move quickly to assist owners in correcting them and abide by the decisions of government officials.

Some states require short-term rentals to be offered through a licensed real estate broker. Where applicable, we offer and operate rentals through a licensed subsidiary.

Real Estate Regulatory Considerations for our Business Operations

As discussed above, our vacation rental property management operations are considered real estate services in certain states. In addition, our buy/sell real estate brokerage services, offered separately in select states, are considered real estate services. Real estate service providers must be licensed at a brokerage or broker level, and are commonly referred to as a real estate brokerage. Real estate brokerages are licensed at the state level and are primarily regulated by state level agencies dedicated to real estate or licensing services.

State Regulation

Real estate brokerage licensing laws vary widely from state to state. All entities and individuals providing brokerage services must be licensed separately in each state where they operate. Generally, a corporate entity must obtain a firm level license, although in some states the licenses are personal to individual brokers and an entity is associated with the individual broker’s license. Where a firm license is obtained, an individual broker is appointed as the principal broker. The term of art for the principal broker varies from state to state. Licensed agents or salespersons must also obtain a license and affiliate their license under a firm or a principal broker to engage in licensed real estate brokerage activities.

The principal broker in each state is responsible for compliance with licensing laws and for actively supervising the licensed brokerage activities of all its licensees within the state. All licensed market participants, whether individuals or entities, must also comply with a state’s real estate licensing laws and regulations. The licensing laws and regulations vary in each state, but generally detail minimum duties, obligations, and standards of conduct for licensees include requirements related to contracts, disclosures, record-keeping, local offices, handling of trust funds, agency representation, advertising regulations, and fair housing regulations. In each of the states where our operations require, we have designated a properly licensed principal broker and, as required, we also hold a corporate real estate broker’s license.

Federal Regulation

Several federal laws and regulations govern the real estate brokerage business, including federal fair housing laws such as the Real Estate Settlement Procedures Act of 1974 (RESPA), and the Fair Housing Act of 1968, or FHA. RESPA restricts kickbacks or referral fees that real estate settlement service providers such as real estate brokers, title and closing service providers and mortgage lenders may pay or receive in connection with the referral of settlement services. RESPA also requires certain disclosures regarding certain relationships or financial interests among providers of real estate settlement services.

RESPA provides a number of important exceptions that allow for payments or referral commissions to be made and received between licensed real estate brokers and for market-rate compensation payments between service providers for services actually provided. RESPA is administered by the Consumer Financial Protection Bureau, or CFPB. The CFPB has applied a strict interpretation of RESPA and related regulations, and often enforces these regulations in administrative proceedings. Consequently, industry participants have modified or terminated a variety of historical business practices to avoid the risk of protracted and costly litigation or regulatory enforcement.

The FHA prohibits discrimination or any preference in housing because of race, color, national origin, religion, sex, familial status and disability. The FHA applies to real estate brokers and licensees involved in the purchase or sale of homes and to the non-transient rental of homes. The FHA also applies broadly to many forms of advertising and communications, including Multiple Listing Service (MLS) listings, websites and social media postings.

Local Regulation

In addition to state and federal regulations, residential transactions may also be subject to local regulations. These local regulations generally require additional disclosures by parties or licensees in a residential real estate transaction, or the receipt of reports or certifications, often from the local governmental authority, prior to the closing or settlement of a real estate transaction. Local regulations also may expand those protected from housing discrimination laws by protecting additional classes of people and providing additional fair housing laws.

MLS Rules

Our real estate buy/sell brokerages are also subject to rules, policies, data licenses, and terms of service established by over 50 MLSs of which we are a participant. These rules, policies, data licenses and terms of service specify, among other things, how our licensees may access and use MLS data and how MLS data must be displayed on websites we control or that our licenses maintain. The rules of each MLS to which we belong can vary widely and are complex.

National Association of REALTORS (NAR)

NAR, as well as state and local associations of REALTORS, have codes of ethics and rules governing members’ actions in dealings with other members, clients, and the public. Our licensees and licensed entities must comply with these codes of ethics and rules as a result of membership in these organizations.

Seasonality

Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate has unique seasonality, events, and weather that can increase or decrease demand for our offerings. Certain holidays can have an impact on our revenue by increasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, our second and third quarters have higher revenue due to increased Nights Sold. Our GBV typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our hourly staffing to handle increased activity on our platform in those periods.

In 2020, we saw COVID-19 affect the historical seasonality pattern in our revenue, our key business metrics of Nights Sold, GBV, and GBV per Night Sold, and our non-GAAP measure of Adjusted EBITDA. These changes were primarily the result of shelter-in-place orders and changing travel preferences relating to the COVID-19 pandemic. We expect this impact on typical seasonality to continue as long as COVID-19 continues to impact travel restrictions and customer preferences globally.

Available Information

Our website address is www.vacasa.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K. The U.S. Securities and Exchange Commission (SEC) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the Exchange Act) are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file.

Item 1A. Risk Factors

Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A Common Stock. The following material factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A Common Stock could decline, and you could lose all or part of your investment in our Class A Common Stock.

Risks Related to Our Business and Industry

We have incurred net losses in each year since inception, and we may not be able to achieve profitability.

We incurred net losses of $(154.6) million, $(92.3) million, and $(84.9) million for the years ended December 31, 2021, 2020, and 2019, respectively. Historically, we have invested significantly in efforts to grow our homeowner base, both through our individual and portfolio strategies, as well as through strategic acquisitions, and to grow our guest community, and have increased our marketing spend, expanded our operations, hired additional employees, and enhanced our platform. While we significantly reduced our fixed and variable costs beginning in the second quarter of 2020 as a result of certain cost reduction measures we undertook in response to the COVID-19 pandemic, we resumed investing in our business in the first quarter of 2021 and expect our fixed and variable costs to increase in the future as we continue making significant investments in our business, including escalating acquisition activities, making improvements in our owner tools and portal, improving our field tools, and investing in technology and infrastructure.

These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. We also expect to incur additional expenses on an ongoing basis, including additional legal, accounting and other expenses as a result of becoming a public company, and additional stock-based compensation expense as a result of the satisfaction, in connection with the Business Combination, of the liquidity-based vesting condition with respect to stock appreciation rights (SARs), and such awards (Vacasa SAR Awards) held by certain of our employees and other persons. If our revenue does not increase to offset the expected increases in our operating expenses, we will not achieve profitability in future periods and our net losses may increase.

Revenue growth may slow or revenue may decline for a number of possible reasons, many of which are beyond our control, including slowing demand for our offerings, increasing competition, or any of the other factors discussed in this “Risk Factors” section. Certain types of homes and certain regions in which we operate result in listings with lower commission rates and/or lower service fees, which could have a materially negative impact on our overall operating margins. In addition, we have changed, and may in the future reduce, our commission rates and service fees for strategic or competitive reasons. Any failure to increase our revenue or manage the increase in our operating expenses could prevent us from achieving or sustaining profitability as measured by net income, operating income, or Adjusted EBITDA at all or on a consistent basis, which would cause our business, results of operations and financial condition to suffer and the market price of our Class A Common Stock to decline.

Our business and operations have experienced rapid growth, and if we do not appropriately manage this growth and any future growth, or if we are unable to improve our systems, processes and controls, our business, results of operations, financial condition and prospects will be adversely affected.

The growth and expansion of our business places a continuous and significant strain on our management, operational, financial and other resources. In order to manage our growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our customer service and support capabilities, our relationships with various distribution partners and other third parties, and our ability to manage headcount and processes in an efficient manner.

We may not be able to sustain the pace of improvements to our platform and services, or the development and introduction of new offerings, successfully, or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, expenses, and earnings accurately, or to prevent losses.

As we continue to expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives. Additionally, our productivity and the quality of our offerings may be adversely affected if we do not integrate and train our new employees quickly and effectively. These challenges have been, and may continue to be, heightened due to the ongoing COVID-19 pandemic and the related stay-at-home, travel and other restrictions instituted by governments in the jurisdictions in which we operate. Failure to manage our growth to date, and any future growth, effectively could result in increased costs, negatively affect homeowner and guest satisfaction and adversely affect our business, results of operations, financial condition and growth prospects.

Our recent growth may not be indicative of our future growth, and we may not be able to sustain a similar revenue growth rate in the future. Our recent growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful.

Our recent growth may not be indicative of our future growth, and we may not be able to sustain a similar revenue growth rate in the future. Our recent growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful. Our total revenue for the years ended December 31, 2021, 2020, and 2019 were $889.1 million, $491.8 million, and $299.3 million, respectively, representing a year-over-year growth rate of 81% compared to 2020 and 64% compared to 2019. You should not rely on the revenue growth of any prior period as an indication of our future performance. Our future revenue growth depends on the growth of supply of homes for our platform and demand for vacation rentals on our platform and the platforms of our distribution partners, and our business is affected by general economic and business conditions worldwide as well as trends in the global travel and hospitality industries. In addition, we believe that our revenue growth depends upon a number of additional factors, including, among other things:

•the COVID-19 pandemic and its impact on the travel and accommodations industries;

•our ability to retain and grow the number of guests and Nights Sold;
•our ability to retain and grow the number of homeowners and available listings on our platform, as well as the number of nights available to be booked;
•the occurrence of events beyond our control, such as any future pandemic, epidemic or outbreak of infectious disease and other health concerns, increased or continuing restrictions on travel and immigration, trade disputes, economic downturns, significant labor shortages, political, civil or social unrest (such as the conflict involving Russia and Ukraine), and the impact of climate change on travel (including fires, floods, severe weather and other natural disasters) and on seasonal destinations;
•our ability to maintain our relationships with our existing distribution partners and enter into relationships with additional distribution partners, and the availability of, and accessibility of our listings on, their platforms;
•our ability to consummate portfolio transactions and to effectively manage the risks associated with these transactions;
•our ability to successfully compete against established companies and new market entrants;
•our ability to price our offerings effectively and establish appropriate contract terms;
•the legal and regulatory landscape, including changes in the application of existing laws and regulations or the adoption of new laws and regulations that impact our business, homeowners, and/or guests, including changes in short-term occupancy and tax laws, and our ability to comply with applicable laws and regulations;
•the level of consumer awareness and perception of our brand;
•the level of spending on, and effectiveness of, brand, performance and other marketing initiatives to attract homeowners and guests to our service;
•our ability to introduce and grow new offerings, and to deepen our presence in certain geographic regions;
•the timing, effectiveness, and costs of expansion and upgrades to our services, platform and infrastructure;
•our ability to hire, integrate, train and retain skilled personnel;
•our ability to determine the most appropriate investments for our limited resources; and
•other risks described elsewhere in this Annual Report on Form 10-K.

A softening of demand, whether caused by events outside of our control, such as COVID-19 or any other pandemic, epidemic or outbreak of infectious disease, changes in homeowner and guest preferences, any of the other factors described above, or elsewhere in this Annual Report on Form 10-K or otherwise, will impair our ability to grow our revenue. Furthermore, our revenue growth has declined in recent periods and, even if our revenue continues to increase, we expect our revenue growth to decline in the future. If our revenue growth continues to decline, we may not achieve profitability and our business, results of operations, and financial condition could be materially adversely affected.

In addition, our recent growth may make it difficult to evaluate our current business and future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in changing industries that may prevent us from achieving the objectives discussed elsewhere in this Annual Report on Form 10-K. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be adversely affected. Moreover, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our industry and the markets in which we operate, or if we are unable to maintain consistent revenue or revenue growth, the market price of our Class A Common Stock could be volatile, and it may be difficult to achieve and maintain profitability.

If we are unable to attract new vacation rental homeowners to our platform and maintain relationships with existing vacation rental homeowners, or if homeowners reduce the availability of their homes on our platform, our business, results of operations, and financial condition would be materially adversely affected.

Our business depends on our ability to attract new vacation rental homeowners to our platform and maintain relationships with our existing homeowner base, and on those homeowners allowing us to make their homes available for rental through our service. We deploy focused outbound sales efforts to identify and convert homeowners to our platform, and also utilize a variety of marketing, public relations and communications strategies to increase homeowner awareness regarding our brand. If our sales personnel are unable to accurately identify and convert a sufficient number of prospective homeowners, if they fail to accurately predict the value of these homeowners’ properties on our platform, or if our sales and marketing efforts are otherwise unsuccessful, our revenue and growth prospects could be materially and adversely affected. In addition, homeowners are able to limit the number of nights available through our services. These practices are outside of our direct control. If homeowners do not establish or maintain availability of their vacation rentals, or if the number of Nights Sold declines for a particular period, then our revenue would decline and our business, results of operations, and financial condition would be materially adversely affected.

While we plan to continue to invest in our homeowner base and in tools to assist homeowners, these investments may not be successful in growing our homeowner base or the vacation rental listings published on our platform and through our distribution partners. In addition, homeowners may not continue their contractual arrangements with us if we cannot attract prospective guests to our platform, generate bookings from a large number of guests and create attractive returns to homeowners. If we are unable to retain existing homeowners or add new homeowners, we may be unable to offer a sufficient supply and variety of properties to attract guests to use our platform. If we are unable to attract and retain individual homeowners in a cost-effective manner, or at all, our business, results of operations, and financial condition would be materially adversely affected.

We work with certain homeowner associations to manage their association activities and we often act to manage vacation rental properties for homeowners within these associations. If our fee structure and payment terms are not as competitive as those of our competitors, these homeowner associations may choose to end their business relationships with us thereby reducing the number of homeowners using our platform and vacation rentals listed with our service.

While the number of homeowners using our platform increased year-over-year in 2020, we also saw an increase in homeowner terminations during 2020 due to COVID-19. For the year ended December 31, 2020, approximately 7% of homeowner terminations were directly attributable to COVID-19 based on information provided to the Company by homeowners regarding their reason for terminating. For the year ended December 31, 2021, homeowner terminations directly attributable to COVID-19 began to normalize and were less than half of the rate observed during the year ended December 31, 2020. A number of factors affecting homeowners could cause homeowner attrition, including: the continuing COVID-19 pandemic or the occurrence of any other pandemic, epidemic or outbreak of infectious disease; changes to, or the enforcement or threatened enforcement of, laws and regulations, including short-term occupancy and tax laws; homeowners’, condominium and neighborhood associations adopting and enforcing governing documents or contracts that prohibit or restrict short term rental activities; regulations that purport to ban or otherwise restrict short term rentals; homeowners opting for long-term rentals outside of our service; economic, social, and political factors; perceptions of trust and safety on and off our platform and within our homes; or negative experiences with guests, including guests who damage homeowner property, throw unauthorized parties, or engage in violent and unlawful acts. A number of our homeowners are individuals who have acquired properties specifically for rental. Our business, results of operations, and financial condition could be materially adversely affected if our homeowners are unable or unwilling to allow us to list and manage their properties and return to normal operations in the near to immediate term.

We believe that our supplemental homeowner protection program is integral to retaining and acquiring homeowners. Our homeowner insurance program offers a layer of vacation rental liability protection, including $1.0 million liability coverage due to homeowner negligence, $1.0 million coverage in damage protection for homeowners’ homes, coverage for damage to furnishings and valuables up to $25,000 and bedbug protection up to $15,000. While we currently have no intention to discontinue or reduce our homeowner protection programs, if our intentions change in the future, if the third-party insurance provider ends the program and we cannot implement a comparable program on similar terms, or if the cost of the program rises significantly and becomes less attractive to homeowners, then the number of homeowners who list with us may decline.

Owners whose reservations were cancelled during COVID-19, whether by us or by guests, have had and may continue to have a negative view of our cancellation policy and may experience negative financial impacts as a result of such cancellations. This could materially negatively impact our relationship with our homeowners and guests, resulting in homeowners leaving our service, removing their listings and/or offering less availability, or fewer repeat guests, which in turn could have a material adverse impact on our business, results of operations, and financial condition, as well as on our ability to grow our business.

If we are unable to attract new guests and retain existing guests, our business, results of operations, and financial condition would be materially adversely affected.

Our success depends significantly on existing guests continuing to book and attracting new guests to book our homeowners’ vacation rentals through the Vacasa platform and through listings on the platforms of our distribution partners. Our ability to attract and retain guests could be materially adversely affected by a number of factors, including, among others:

•the occurrence of events beyond our control, such as the COVID-19 pandemic, any other pandemic, epidemic or outbreak of infectious disease and other health concerns, increased or continuing restrictions on travel and immigration, trade disputes, economic downturns, significant labor shortages, political, civil or social unrest, and the impact of climate change on travel (including fires, floods, severe weather and other natural disasters) and seasonal destinations;
•homes failing to meet guests’ expectations;
•increased competition and use of our competitors’ platforms and services;
•our failure to provide differentiated, high-quality, and an adequate supply of homes at competitive prices;

•guests not receiving timely and adequate customer support from us;
•declines or inefficiencies in our marketing efforts;
•negative associations with, or reduced awareness of, our brand;
•problems with our distribution partners;
•negative perceptions of the trust and safety on our platform or in our homeowners’ homes;
•macroeconomic and other conditions outside of our control affecting travel and hospitality industries generally; and
•other risks described elsewhere in this Annual Report on Form 10-K.

In addition, for guests who book directly with us, if our platform is not easy to navigate, guests have an unsatisfactory sign-up, search, booking, or payment experience on our platform, the listings and other content provided on our platform are not displayed effectively to guests, we fail to make our brand known to guests during their rental experience or we fail to provide a rental experience in a manner that meets rapidly changing demand, we could fail to convert first-time guests into repeat customers and fail to engage with existing guests, which would materially adversely affect our business, results of operations, and financial condition.

Bookings through our distribution partners account for a significant portion of our revenue, and if we are unable to maintain our relationships with our existing distribution partners and develop and maintain successful relationships with additional distribution partners, our business, results of operations, and financial condition would be materially and adversely affected. These relationships also subject us to certain risks.

We believe that the continued growth of our business depends, in part, on our ability to maintain our relationships with our existing distribution partners and to identify, develop, and maintain strategic relationships with additional distribution partners, particularly as we continue to grow our brand recognition and our own booking platform. For the years ended December 31, 2021 and 2020, we generated approximately 70% and 65%, respectively, of our GBV through our distribution partners. The impairment or termination of these relationships for any reason, or the failure of our distribution partners to effectively market our listings and provide satisfactory user experiences could materially and adversely affect our business, results of operations and financial condition. Our agreements with our existing distribution partners are non-exclusive, meaning our distribution partners can and do provide users looking for vacation rentals in the markets in which we operate access to listings other than ours. These parties are not bound by any requirement to continue to market our listings, and may take actions that promote their or other third-party listings above ours. In addition, certain of these companies are now, or may in the future become, competitors of ours. While we view our distribution partners more as partners than competitors and believe our relationships with these parties are mutually beneficial, we cannot guarantee that our distribution partners will continue to share this view. If our distribution partners view us as competitive, they could limit our access to their platforms, allow access only at an unsustainable cost, or make changes to their platforms that make our listings less desirable to users or harder to access.

In addition, bookings through Airbnb, Booking.com, and Vrbo account for a significant portion of our GBV. For the years ended December 31, 2021 and 2020, GBV generated through Airbnb, Booking.com, and Vrbo accounted for approximately 95% and 95%, respectively, of the GBV generated through our distribution partners. The loss of any one or more of these distribution partners, or a material reduction in the number of listings booked through their platforms, including for any of the reasons described above, would adversely affect our business, financial condition and results of operations.

Any further and continued decline or disruption to the travel and hospitality industries or economic downturn would materially adversely affect our business, results of operations, and financial condition.

Our financial performance is dependent on the strength of the travel and hospitality industries. The outbreak of COVID-19 has caused many governments to implement quarantines and significant restrictions on travel or to advise that people remain at home where possible and avoid crowds, which has had a particularly negative impact on air and other types of travel. In addition, most airlines that suspended or significantly limited their flights at the start of the COVID-19 pandemic continue to operate on reduced flight schedules and at lower passenger capacities, further decreasing opportunities for travel. This led to a decrease in our bookings and an increase in cancellations and associated claims for refunds or credits for the period of time from March 2020 through the third quarter of 2020. We expect that COVID-19 may continue to impact our bookings and business during 2022. The extent and duration of such impact over the longer term remains uncertain and is dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, potential new strains and variants of the virus, the timing, availability, and effectiveness of vaccines, the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel behavior in general, and on our business in particular. See our risk factor titled “The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and will continue to materially adversely impact our business, results of operations, and financial condition.”

Other events beyond our control, such as unusual or extreme weather or natural disasters, such as earthquakes, hurricanes, fires, tsunamis, floods, significant snow storms, other severe weather, droughts, and volcanic eruptions, and travel-related health concerns including pandemics and epidemics, restrictions related to travel, trade or immigration policies, wars (such as the conflict involving Russia and Ukraine), terrorist attacks, sources of political uncertainty, such as the United Kingdom’s departure from the European Union (Brexit), protests, foreign policy changes, regional hostilities, imposition of taxes or surcharges by regulatory authorities, changes in regulations, policies, or conditions related to sustainability, including climate change, work stoppages, labor unrest or travel-related accidents can disrupt travel globally or otherwise result in declines in travel demand. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our platform and services, which would materially adversely affect our business, results of operations, and financial condition. Increasing awareness around the impact of air travel on climate change and the impact of over-tourism may also adversely impact the travel and hospitality industries and demand for our platform and services.

In March 2020, we began to offer future stay credits in lieu of refunds to guests who had reservations cancelled due to COVID-19 or who cancelled their reservations within a certain period of time prior to the reservation date. Subsequently, we began issuing future stay credits in response to a more broad variety of events that led to cancellations. As of December 31, 2021, we accrued approximately $31.0 million of value of unused future stay credits. Revenue from future stay credits is recognized when the future stay credits are redeemed by customers, net of the portion of the booking attributable to funds payable to owners and hospitality and sales taxes payable. Unredeemed future stay credits will be recognized as revenue upon expiration, or earlier if we are able to reliably estimate expected breakage. As a result, customer redemption activity could lead to volatility in our results of operations. Given the uncertainty associated with customer redemption activity, a material amount of future stay credits may expire unused beginning in the first quarter of 2022 and be recognized as revenue.

Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Some of the factors that have an impact on discretionary consumer spending include general economic conditions, worldwide or regional recessions, unemployment, consumer debt, reductions in net worth, fluctuations in exchange rates, wage inflation, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, tariffs, and other macroeconomic factors.

Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, which could lead to a decline in the bookings and prices for rentals through our platform and an increase in cancellations, and thus result in lower revenue. Leisure travel in particular, which accounts for a substantial majority of our current business, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions, such as the downturn resulting from the COVID-19 pandemic, have led to a general decrease in leisure travel and travel spending, and similar downturns in the future may materially adversely impact demand for our platform and services. Such a shift in consumer behavior would materially adversely affect our business, results of operations, and financial condition.

Our continued growth depends, in part, on our ability to consummate portfolio transactions and to effectively manage the risks associated with these transactions.

Our ability to successfully execute portfolio transactions is critical to our ability to enter new markets and build local market density at a faster rate than we can achieve through individual homeowner additions. As a result, we believe our portfolio approach contributes to our ability to grow revenue and increase our profitability over time. Our ability to execute our portfolio strategy depends, in part, on our ability to identify and maintain a robust pipeline of local professionally managed vacation home businesses in new and existing markets, enter into transaction arrangements and optimize the performance of these properties upon onboarding. If we are unable to identify a sufficient number of property portfolios, or if local property managers are unwilling to transact with us, our business, results of operations, financial condition and growth prospects could be materially and adversely affected.

In addition, onboarding the properties we acquire through our portfolio approach can entail significant costs and risks that have the potential to erode the profitability we may expect to achieve through these transactions. The onboarding process for these properties involves, among other things, understanding and standardizing accounting systems and bookkeeping practices and moving homeowners onto our standardized contracts. It is possible homeowners may choose not to enter into agreements with us once their existing agreements expire. Our ability to successfully execute these transactions also depends on our ability to retain key staff members of the businesses we acquire, particularly in cases where we are entering new markets, which we cannot guarantee we will be able to do. Executing these transactions in new markets also entails additional costs and risks, including the need to understand and comply with new regulatory requirements and build our local operations network and other local resources. If we are unable to successfully and efficiently manage these risks and their associated costs, these transactions may be less profitable than we anticipate, fail to be profitable at all, or otherwise adversely affect our business, results of operations and financial condition.

Furthermore, certain of the businesses we acquire through our portfolio approach may not initially have the accounting systems necessary to provide the information we need to report certain key metrics, such as GBV, Nights Sold, and GBV per Night Sold. As a result, for the period during which they are being integrated, such metrics may be reported exclusive of these non-integrated homes, which could adversely affect investor perceptions regarding our business and the trading price of our Class A Common Stock.

The failure to successfully execute and integrate strategic acquisitions at our historical rate and at acceptable prices, and to enter into other strategic transactions and relationships that support our long-term strategy, could materially adversely affect our business, results of operations, and financial condition, as well as our ability to grow our business. These strategic transactions and relationships also subject us to certain risks.

We have acquired multiple businesses, including our October 2019 acquisition of Wyndham Vacation Rentals North America, LLC (WVRNA) and our April 2021 acquisition of TurnKey, and we regularly evaluate potential strategic acquisitions and other strategic transactions in the ordinary course as part of our business strategy. Promising acquisitions, investments and other strategic transactions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate these transactions on acceptable terms or at all. As a result, we may enter into negotiations for strategic acquisitions that are not ultimately consummated, and those negotiations could result in diversion of management’s time and significant out-of-pocket costs. In addition, competition for strategic acquisitions, investments and other strategic transactions may result in higher purchase prices or other terms less economically favorable to us. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness could result in restrictions on our business and significant use of available cash to make payments of interest and principal. In addition, we may finance such acquisitions by issuing equity or convertible debt securities, which could result in further dilution to our existing stockholders. If we fail to evaluate and execute strategic acquisitions and other strategic transactions successfully, our business, results of operations, and financial condition could be materially adversely affected.

In addition, even if we are able to consummate strategic acquisitions and enter into other strategic transactions and relationships, we cannot assure you that any such strategic transactions or relationships will be successful. Integrating any strategic transactions into our existing business may create unforeseen operating difficulties and costs, which may be further exacerbated by factors and events beyond our control. For example, in October 2019, we completed the acquisition of WVRNA and its related subsidiaries from Wyndham Destinations, Inc. and took over Wyndham’s vacation rental property management operations in North America. This included management of over 9,000 new properties, 100 homeowner and community association arrangements, management of resort operations and certain ancillary services. Soon after the acquisition, we began the process of integrating the vacation rental management activities of various operating entities under the WVRNA umbrella, each of which had different and varied business operations and practices. In the first quarter of 2020, as we began to execute a number of key integration initiatives, the COVID-19 pandemic hit and negatively impacted our ability to effectively and efficiently integrate the business, significantly delaying our business harmonization efforts. In addition, in April 2021, we acquired TurnKey’s vacation rental property management business, adding approximately 6,000 homes to our platform and approximately 500 employees to our workforce. With the TurnKey integration, we have encountered similar, expected challenges of rationalizing and combining disparate business practices and processes.

Furthermore, strategic acquisitions and other strategic transactions and relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could negatively affect our growth rate and the trading price of our Class A Common Stock, and may have a material adverse effect on our business, results of operations and financial condition:

•Any business that we acquire or invest in could under-perform relative to our expectations and the price that we paid or not perform in accordance with our anticipated timetable, or we could fail to operate any such business profitably;
•Any debt we incur or assume in connection with our strategic acquisitions and other strategic transactions and relationships could cause a deterioration of our credit ratings, increase our borrowing costs and interest expense, and diminish our future access to the capital markets;
•Acquisitions and other strategic transactions and relationships could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term;
•Pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period;

•Acquisitions and other strategic transactions and relationships could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address;
•We may be unable to achieve cost savings or other synergies anticipated in connection with a strategic acquisition or other strategic transaction or relationship;
•We may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities and the realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position and/or cause us to fail to meet our public financial reporting obligations;
•In connection with strategic acquisitions and other strategic transactions and relationships, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results;
•As a result of our strategic acquisitions, we have recorded significant goodwill and other assets on our balance sheet and if we are not able to realize the value of these assets, or if the fair value of our investments declines, we may be required to incur impairment charges; and
•We may have interests that diverge from those of our strategic partners and we may not be able to direct the management and operations of the strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could reduce our ability to compete and could adversely affect our business.

Prior to the Business Combination, our principal sources of liquidity have been from proceeds we have received through the issuance of preferred equity and debt financing. We have incurred significant operating losses and generated negative cash flows from operations as we have invested to support the growth of our business and expect to continue to do so in the future as we execute on our strategic initiatives to grow our business. Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain new homeowners and guests that utilize our services, the extent and profitability of our portfolio transaction activity, the continuing market acceptance of our offerings, the timing and extent of spending to enhance our technology, and the expansion of our sales and marketing activities and, as a result, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. In addition, our stockholders will experience additional dilution when stock appreciation rights holders and option holders exercise their rights to purchase our Class A Common Stock under our equity incentive plans, any restricted stock units we may grant from time to time vest and settle, we issue equity awards to our employees under our equity incentive plans or our employee stock purchase plan, and we otherwise issue additional equity interests.

If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•develop or enhance our platform, products or services;
•consummate portfolio transactions and strategic acquisitions in order to grow our supply in existing markets and enter new markets;
•continue to expand our research and development and sales and marketing organizations;
•acquire complementary technologies, products or businesses;
•effectively expand our operations in the United States and internationally;
•hire, train, and retain employees; or
•respond to competitive pressures or unanticipated working capital requirements.

If we are unable to raise additional funds when we need them and on terms that are acceptable to us, our ability to continue to support our business, respond to business challenges and opportunities, and execute our growth strategy would be significantly limited, and our business, results of operations, and financial condition would be materially adversely affected.

The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment and we face significant competition in attracting and retaining homeowners and guests.

Homeowners. Homeowners have two primary options for online listing, demand generation and distribution and care of their homes, self-management or using local property management businesses. Homeowners who self-manage are able to list on sites such as Airbnb and Vrbo, and may choose to leverage additional software tools to handle aspects of the process such as pricing or scheduling, or fully self- manage. We compete for homeowners based on many factors, including the volume of bookings generated by guests on our platform and those of our distribution partners; ease of onboarding onto our platform; the service fees and commissions we charge; the owner protections we offer, such as our insurance programs; and the strength of our brand. Throughout the COVID-19 pandemic, we have also competed based on our cancellation and shut down policies in response to regulatory actions.

Guests.    We also compete to attract guests to our platform. Guests have a wide range of options for finding and booking accommodations, and as such, we compete with other forms of accommodations including hotels, other vacation rental companies, and serviced apartment providers, both online and offline. We also compete for traffic and demand generation through our direct booking channel, with Airbnb, Booking Holdings (including the brands Agoda.com, Booking.com, KAYAK, and Priceline.com), Expedia Group (including the brands Expedia, Hotels.com, Orbitz, Travelocity and Vrbo), Google, Tripadvisor, Trivago, and regional booking sites and online travel agencies, and to a lesser degree, urban rental sites such as Sonder, and niche programs such as Inspirato. We compete for guests based on many factors, including the uniqueness and quality of our homes and the availability of homes; the value and all-in cost of our offerings relative to other options, our brand; and the ease of use of our platform. Throughout the COVID-19 pandemic, we have also competed based on the availability of homes close to where guests live, as well as the perceived safety and cleanliness of the listings on our platform.

Our competitors are adopting aspects of our business model, which could affect our ability to differentiate our offerings from competitors. Increased competition could reduce demand for our platform from homeowners and guests, slow our growth, and materially adversely affect our business, results of operations, and financial condition.

Many of our current and potential competitors are larger and have greater financial, technical and other resources that provide substantial competitive advantages, such as greater brand name recognition, longer operating histories, larger marketing budgets and established marketing relationships, and significantly greater resources for the development of their offerings. In addition, many of our current and potential competitors have access to larger user bases and/or inventory for accommodations, and may provide multiple travel products, including flights. As a result, our competitors may be able to provide consumers with a better or more complete product experience and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or homeowner and guest requirements or preferences. The global travel industry has experienced significant consolidation, and we expect this trend may continue as companies attempt to strengthen or hold their market positions in a highly competitive industry. Consolidation amongst our competitors will give them increased scale and may enhance their capacity, abilities, and resources, and lower their cost structures. In addition, emerging start-ups may be able to innovate and focus on developing a new product or service faster than we can or may foresee consumer need for new offerings or technologies before us.

Some of our competitors and potential competitors have more established or varied relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by entering the travel and accommodations businesses. For example, some competitors and potential competitors are creating “super-apps” where consumers can use many online services without leaving that company’s app. If any of these platforms are successful in offering services to consumers that are similar to ours, or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our brand and performance marketing expenses, could increase, any of which could materially adversely affect our business, results of operations, and financial condition.

We also face increasing competition from search engines, including Google. The way Google presents travel search results, and its promotion of its own travel meta-search services, such as Google Travel and Google Vacation Rental Ads, or similar actions from other search engines, and their practices concerning search rankings, could decrease our search traffic, increase traffic acquisition costs, and/or disintermediate our platform. These parties can also offer their own comprehensive travel planning and booking tools, or refer leads directly to suppliers, other favored partners, or themselves, which could also disintermediate our platform. In addition, if Google or Apple use their own mobile operating systems or app distribution channels to favor their own or other preferred travel service offerings, or impose policies that effectively disallow us to continue our full product offerings in those channels, it could materially adversely affect our ability to engage with homeowners and guests who access our platform via mobile apps or search, which would negatively impact our business, results of operations and financial condition.

The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and may continue to materially adversely impact our business, results of operations, and financial condition.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In an attempt to limit the spread of the virus, governments imposed various restrictions, including emergency declarations at the international, federal, state, and local levels, school and business closings, quarantines, “shelter at home” & “stay-at-home” orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures, which have had and may continue to have a material adverse impact on our business and operations and on travel behavior and demand.

In response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business, we took cost reduction measures to mitigate the adverse impacts of COVID-19 during the first two quarters of 2020, which included lower discretionary and overhead spending, as well as an internal reorganization that reduced the size of our workforce, primarily in North America, resulting in the elimination of approximately 850 positions. Additionally, we furloughed approximately 3,000 employees, which primarily occurred in the second quarter of 2020. This reduction in workforce impacted all of our teams with significant reductions in our operations, customer service and sales teams. These organizational changes also resulted in the loss of institutional knowledge, relationships, and expertise for critical roles, which may not have been effectively transferred to continuing employees and diverted attention from operating our business. These actions resulted in personnel capacity constraints and had an adverse effect on our ability to grow, integrate acquired businesses and resources, develop innovative products, and compete. These actions resulted in increased employee attrition, reduced employee morale and productivity and problems retaining existing and recruiting future employees due to brand damage, which could have a material adverse impact on our business, results of operations, and financial condition. The reduction in force and other restructuring activities resulted in charges of $5.0 million in 2020.

In addition, the COVID-19 pandemic materially and adversely impacted our operating and financial results for the year ended December 31, 2020. Beginning at the end of the first quarter of 2020, we experienced a significant decline in revenue resulting from a decrease in bookings and an increase in cancellations, which in turn impacted Nights Sold. Due to the impact the reduction in bookings initially had on our financial condition, we issued $108.1 million in aggregate principal amount of senior secured convertible notes (D-1 Convertible Notes) to provide for liquidity and fund other general corporate initiatives. While we began to experience a significant increase in bookings and reduction in cancellations in the second half of 2020, management made the decision to realign our business and strategic priorities based on our core operating strengths, which resulted in the wind-down of a significant portion of our international business by December 31, 2020. Additionally, our additions of new homes were significantly muted in 2020 due to the reduction in sales staff and portfolio spend associated with COVID-19 furloughs, layoffs and cash preservation strategies. As a result, we did not grow our total vacation rental home listings in 2020 to the same extent we have historically, which impacted our revenue growth in 2021. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on our future business, results of operations, and financial condition. The extent to which the COVID-19 pandemic will impact our business, results of operations and financial condition will depend largely on future developments, including the duration and extent of the spread of COVID-19 both globally and within the United States, the availability, adoption and effectiveness of vaccines for COVID-19, the prevalence of local, national, and international travel restrictions, the duration and extent of reduced flight volume, the impact on capital and financial markets and on the U.S. and global economies, including foreign currencies exchange, and the effects of governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted. Moreover, even as stay-at-home orders and travel advisories are lifted, demand for our offerings may remain depressed in some markets for a significant length of time, and we cannot predict if and when demand will return to pre-COVID-19 levels.

In addition, COVID-19 has disrupted and may continue to disrupt the operations of our business partners and third-party vendors, suppliers, and service providers. We cannot predict the impact the COVID-19 pandemic will ultimately have on these parties, and we may continue to be materially adversely impacted as a result of any material adverse impact our business partners and third-party vendors, suppliers, and service providers suffer now and in the future.

In 2020, some homeowners chose to impose owner blocks or take their properties out of service or out of our portfolio entirely due to either changed personal economic circumstances or concern for safety relating to COVID-19. The COVID-19 pandemic has also resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in material consumer privacy, information technology security, and fraud risks. The manner in which we have adjusted our business following the COVID-19 pandemic is based on our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities, and is subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

It is not possible to quantify the impact the COVID-19 pandemic has had on our business and operations to date as a result of the factors discussed above, or to estimate the long-term impact that COVID-19 could have on our business, financial condition and results of operations as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Even after the outbreak of COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. These uncertainties may increase variability in our results of operations and adversely affect our ability to accurately forecast changes in our operating and financial performance in future periods. To the extent the COVID-19 pandemic continues to materially adversely affect our business, results of operations, and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially adversely impact our business, results of operations, and financial condition.

We may experience significant fluctuations in our results of operations from quarter to quarter and year to year as a result of seasonality and other factors, which make it difficult to forecast our future results.

Our results of operations may vary significantly from quarter to quarter and year to year and are not an indication of our future performance. Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate has unique seasonality, events, and weather that can increase or decrease demand for our offerings. Certain holidays can have an impact on our revenue by increasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, our second and third quarters have higher revenue due to increased Nights Sold. Our GBV typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our hourly staffing to handle increased activity on our platform in those periods. In 2020, we saw COVID-19 overwhelm the historical seasonality pattern in our revenue as well as in our Nights Sold, GBV and Adjusted EBITDA.

These changes were primarily the result of shelter-in-place orders and changing travel preferences relating to the COVID-19 pandemic. We expect this impact on typical seasonality to continue as long as COVID-19 continues to impact travel restrictions and customer preferences globally. As our business matures, other seasonal trends may develop, or these existing seasonal trends may become more extreme. In addition to seasonality, our results of operations may fluctuate as a result of a variety of other factors, many of which are beyond our control, may be difficult to predict, and may not fully reflect the underlying performance of our business, including:

•reduced travel and cancellations due to other events beyond our control such as health concerns, including the COVID-19 pandemic or other pandemics, epidemics or outbreaks of infectious disease, natural disasters, wars, regional hostilities or law enforcement demands and other regulatory actions;
•periods with increased investments in our platform for existing offerings, new offerings and initiatives, marketing, and the accompanying growth in headcount;
•our ability to maintain growth and effectively manage that growth;
•increased competition;
•our ability to expand our operations in new and existing regions;
•changes in governmental or other regulations affecting our business;
•changes to our internal policies or strategies;
•harm to our brand or reputation; and
•other risks described elsewhere in this Annual Report on Form 10-K.

As a result, it may be more difficult to accurately forecast our results of operations and, if our forecasts are not accurate, we may fail to meet the expectations of investors and securities analysts, which could cause the trading price of our Class A Common Stock to fall substantially and potentially subject us to costly lawsuits, including securities class action suits. Moreover, we base our expense levels and investment plans on estimates for revenue that may turn out to be inaccurate. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If our assumptions regarding the risks and uncertainties that we use to plan our business are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, results of operations, and financial condition could be materially adversely affected.

Demand for vacation rental properties has increased in recent periods compared to demand for other forms of accommodations, and we cannot guarantee that this trend will continue once the COVID-19 pandemic subsides.

Despite the uncertainties caused by the COVID-19 pandemic, demand for vacation rental properties has increased over the last two years and we believe that COVID-19 helped to accelerate that trend. For instance, according to the Skift study, which we commissioned, approximately 19% of travelers stayed in a vacation rental for the first time during the pandemic. We believe that social distancing requirements and concerns about cleanliness made vacation rental properties more appealing to travelers than traditional accommodations, such as hotels, due to the increased privacy that vacation rentals provide. We experienced significant strength in the fourth quarter of 2020 due to pent up demand from COVID-19 limiting travel in the second and third quarters of 2020, which drove Nights Sold per home and revenue per home up above typical seasonal levels.

Despite the increased demand for vacation rental properties over the last two years, we cannot be certain that this trend will continue after the COVID-19 pandemic ends. As social distancing measures are lifted and international destinations reopen for tourism, it is possible that travelers may prefer to stay in traditional accommodations or vacation in international locations where we do not operate. If the demand for vacation rental properties decreases and reduces our overall number of Nights Sold, our results of operations could differ materially from our expectations and our business, results of operations, and financial condition could be materially adversely affected.

Our customer support function is critical to the success of our platform, and any failure to provide high-quality service could affect our ability to retain our existing homeowners and guests and attract new ones.

Our ability to provide high-quality support to our homeowners and guests is important for the growth of our business and any failure to maintain such standards of customer support, or any perception that we do not provide high-quality service, could affect our ability to retain and attract homeowners and guests. Meeting the customer support expectations of our homeowners and guests requires significant time and resources from our customer support team and significant investment in staffing, technology, including automation and machine learning to improve efficiency, infrastructure, policies, and customer support tools. The failure to develop the appropriate technology, infrastructure, policies, and customer support tools, or to manage or properly train our customer support team, could compromise our ability to resolve questions and complaints quickly and effectively. The number of our homeowners and guests has grown significantly and such growth, as well as any future growth, will put additional pressure on our internal customer support organization, our external customer support contracting team and our technology organization. In addition, as we service an international customer base, we need to be able to provide effective support that meets our homeowners’ and guests’ needs and languages globally at scale. As part of the reduction in force we undertook in March 2020 in response to the COVID-19 pandemic, we significantly reduced the number of employees in our customer support organization and our technology organization, which impacted our ability to provide effective support to our homeowners and guests. Our service is staffed based on business forecasts. Any volatility in those forecasts could lead to staffing gaps that could impact the quality of our service. We have in the past experienced and may in the future experience backlog incidents that lead to substantial delays or other issues in responding to requests for customer support, which may reduce our ability to effectively retain homeowners and guests.

Our customer support is performed by a mix of employees and outside contracted customer support providers. We rely on our internal team and such third party providers to provide timely and appropriate responses to the inquiries of homeowners and guests that come to us via telephone, email, social media, and chat. Over the last twelve months we have begun to rely more heavily on third party services for customer support. Reliance on third parties requires that we provide proper guidance for their employees, maintain proper controls and procedures for interacting with our customers, and ensure acceptable levels of quality and customer satisfaction are achieved.

We provide customer support to homeowners and guests and help to mediate disputes between homeowners and guests. We rely on information provided by homeowners and guests and are at times limited in our ability to provide adequate support or help homeowners and guests resolve disputes due to our lack of information or control. To the extent that homeowners and guests are not satisfied with the quality or timeliness of our customer support, we may not be able to retain homeowners or guests, and our reputation as well as our business, results of operations, and financial condition could be materially adversely affected.

When a homeowner or guest has a poor experience on our platform or with our service, we may issue refunds or future stay credits. These refunds and future stay credits are generally treated as a reduction to revenue. In addition, where there is property damage to a home below the threshold for our homeowner protection insurance, in certain cases, we may make payouts for property damage claims based on our damage waiver program, which we account for as consideration paid to a customer and is also generally treated as a reduction in revenue. A robust customer support effort is costly, and we expect such cost to continue to rise in the future as we grow our business. We have historically seen a significant number of customer support inquiries from homeowners and guests. Our efforts to reduce the number of customer support requests may not be effective, and we could incur increased costs without corresponding revenue, which would materially adversely affect our business, results of operations, and financial condition.

Our business depends on our ability to attract and retain capable management and employees, and if we lose any of our key personnel, or if we are unable to attract, retain and motivate a sufficient number of skilled personnel, our business, results of operations, and financial condition could be materially adversely affected and we may be unable to execute our growth strategy.

Our success depends in large part on our ability to attract and retain high-quality management and employees. Our CEO, CFO and other members of our senior management team, as well as other employees, may terminate their employment with us at any time. Losing the services of members of our senior management team could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. In addition, we have not purchased life insurance on any members of our senior management team. Furthermore, given the importance of our key executives to our business, we are also vulnerable to the risk that they may take actions, either within or outside the scope of their duties, that intentionally or unintentionally tarnish our brand and reputation or otherwise adversely affect our business, results of operations, and financial condition.

As we continue to grow, we cannot guarantee that we will be able to attract and retain the personnel we need. Our business requires highly skilled technical, engineering, design, product, data analytics, marketing, business development, and customer support personnel, including executive-level employees, who are in high demand and are often subject to competing offers. Competition for qualified employees and executive-level employees is intense in our industry. The loss of qualified employees, or an inability to attract, retain, and motivate employees required for the planned expansion of our business would materially adversely affect our business, results of operations, and financial condition and impair our ability to grow.

To attract and retain key personnel, we use various measures, including an equity incentive program. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our programs or by future arrangements may not be as effective as in the past. We have a number of current employees who hold equity in our company or whose equity awards are or will become substantially vested one hundred and eighty (180) days following the completion of the Business Combination. As a result, it may be difficult for us to continue to retain and motivate these employees, and the value of their holdings could affect their decisions about whether or not they continue to work for us. Our ability to attract, retain, and motivate employees may be adversely affected by declines in our stock price. If we issue significant equity to attract employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted.

In response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business, in March 2020, we took measures to reduce our workforce. This has led to increased attrition and could lead to reduced employee morale and productivity and problems retaining existing and recruiting future employees, which could have a material adverse impact on our business, results of operations, and financial condition.

We may face increased personnel costs or labor shortages that could slow our growth and adversely affect our business, results of operations and financial condition.

Personnel costs are a primary component of our operating expenses. If we face labor shortages or increased personnel costs because of increased competition for employees, higher employee turnover rates, increases in the federally-mandated or state-mandated minimum wage, changes in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our growth could be adversely affected.

We have a substantial number of employees who are paid wage rates near, at or based on the applicable federal or state minimum wage, and increases in the applicable minimum wage will increase our personnel costs. From time to time, legislative proposals are made to increase the minimum wage at the federal or state level. As federal, state or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage employees, but also the wages paid to our other hourly employees. It may not be possible to increase prices in order to pass future increased personnel costs on to homeowners and/or guests, in which case our margins would be negatively affected. Even if we are able to increase prices to cover increased personnel costs, the higher prices could result in lower revenues, which may also reduce margins.

Furthermore, as discussed elsewhere in this “Risk Factors” section, the successful operation of our business depends upon our ability to attract, retain and motivate a sufficient number of qualified management and other employees. Competition for qualified employees and executive-level employees is intense in our industry, and we may face shortages of skilled labor from time to time in the markets in which we operate. For example, we are currently facing an industry-wide shortage in available housekeeping and field labor, and we expect this shortage to continue in the near future. Furthermore, inability to adequately staff can be particularly challenging during peak season in certain markets, when we are required to hire a large number of seasonal workers in order to scale our local operations networks. Shortages of skilled labor may make it increasingly difficult and expensive to attract, train and retain the services of a sufficient number of qualified employees, which could adversely affect homeowner and guest satisfaction and impair our ability to attract new homeowners and guests and retain our relationships with our existing homeowners and guests. Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require us to pay higher wages, which could result in higher personnel costs. Certain Canadian employees of one of our Canadian subsidiaries are under collective bargaining agreements which regulate certain aspects of our employment terms, including compensation, for such individuals. Although none of our U.S. employees are currently covered under collective bargaining agreements, we cannot guarantee that our U.S. employees will not elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could increase our costs and adversely affect our business, financial condition and results of operations.

In addition, we are subject to a number of other federal, state, local, and foreign laws regulating employment and employee working conditions, including employment dispute and employee bargaining processes, collective and representative actions, and other employment compliance requirements. Compliance with these regulations is costly and requires significant resources, and we may suffer losses from or incur significant costs to defend claims alleging non-compliance with these regulations. In addition, immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new immigration legislation is enacted, such laws may contain provisions that could increase our costs in recruiting, training and retaining employees.

Maintaining and enhancing our brand and reputation is critical to our growth, and negative publicity could damage our brand and thereby harm our ability to compete effectively, and could materially adversely affect our business, results of operations, and financial condition.

Our brand and our reputation are two of our most important assets. Maintaining and enhancing our brand and reputation is critical to our ability to attract homeowners, guests, and employees, to compete effectively, to maintain relationships with our distribution partners, to preserve and deepen the engagement of our existing homeowners, guests, and employees, to maintain and improve our standing in the communities where our homeowners operate (including our standing with community leaders and regulatory bodies), and to mitigate legislative or regulatory scrutiny, litigation, and government investigations. As our brand grows, we expect to depend more heavily on the perceptions of homeowners and guests who use our platform and our services to help make word-of-mouth recommendations that contribute to our growth.

Any incident, whether actual or rumored to have occurred, involving the safety or security of vacation rental homes, homeowners, guests, or other members of the public, fraudulent transactions, or incidents that are mistakenly attributed to Vacasa, and any media coverage resulting therefrom, could create a negative public perception of our platform, which would adversely impact our ability to attract homeowners and guests. In addition, when homeowners cancel reservations or if we fail to provide timely refunds to guests in connection with cancellations, guest perception of the value of our platform is adversely impacted and may cause guests to not use our platform in the future. The impact of these issues may be more pronounced if we are seen to have failed to provide prompt and appropriate customer support or if our platform policies are perceived to be too permissive or restrictive, or as providing homeowners and/or guests with unsatisfactory resolutions. We have been the subject of media reports, social media posts, blog posts, and content in other forums that contain allegations about our business or activity on our platform that create negative publicity. As a result of these complaints and negative publicity, some homeowners have refrained from, and may in the future refrain from, listing with us, and some guests have refrained from, and may in the future refrain from, using our platform, which could materially adversely affect our business, results of operations, and financial condition.

In addition, our brand and reputation could be harmed if we fail to act responsibly or are perceived as not acting responsibly, or if we fail to comply with regulatory requirements as interpreted by certain governments or agencies thereof, in a number of areas, such as safety and security, data security, privacy practices, provision of information about users and activities on our platform, sustainability, human rights, diversity, non-discrimination, and support for employees and local communities. Media, legislative, or government scrutiny around our company, including the perceived impact on affordable housing and over- tourism, neighborhood nuisance, privacy practices, provision of information as requested by certain governments or agencies thereof, content on our platform, business practices and strategic plans, impact of travel on the environment, and public health policies that may cause geopolitical backlash, our business partners, private companies where we have minority investments, and our practices relating to our platform, offerings, employees, competition, litigation, and response to regulatory activity, could adversely affect our brand and our reputation with our homeowners, guests, and communities. Social media compounds the potential scope of the negative publicity that could be generated and the speed with which such negative publicity may spread. Any resulting damage to our brand or reputation could materially adversely affect our business, results of operations, and financial condition.

In addition, we rely on our homeowners and guests to provide trustworthy reviews and ratings that our homeowners or guests may rely upon to help decide whether or not to book a particular listing or accept a particular booking and that we use to enforce quality standards. We rely on these reviews to further strengthen trust among members of our customer-base. Our homeowners and guests may be less likely to rely on reviews and ratings if they believe that our review system does not generate trustworthy reviews and ratings. We have procedures in place to combat fraud or abuse of our review system, but we cannot guarantee that these procedures are or will be effective.

In addition, if our homeowners and guests do not leave reliable reviews and ratings, other potential homeowners or guests may disregard those reviews and ratings, and our systems that use reviews and ratings to enforce quality standards would be less effective, which could reduce trust within our customer-base and damage our brand and reputation, and could materially adversely affect our business, results of operations, and financial condition

Owner, guest, or third-party actions that are criminal, violent, inappropriate, or dangerous, or fraudulent activity, may undermine the safety or the perception of safety of our services, affect our ability to attract and retain homeowners and guests and materially adversely affect our reputation, business, results of operations, and financial condition.

While we take certain measures to reduce the risk of fraudulent or criminal activity in connection with use of our services, we do not have complete control over or the ability to predict the actions of our users and other third parties, such as neighbors or invitees, either during the guest’s stay, or otherwise, and therefore, we cannot guarantee the safety of our employees, homeowners, guests, and third parties. The actions of homeowners, guests, and other third parties have resulted and can further result in fatalities, injuries, other bodily harm, fraud, invasion of privacy, property damage, discrimination, and brand and reputational damage, which have created and could continue to create potential legal or other liabilities for us. We do not verify the identity of all of our homeowners and guests nor do we verify or screen third parties who may be present during a reservation made through our platform. Our identity verification processes rely on, among other things, information provided by homeowners and guests, and our ability to validate that information and the effectiveness of third-party service providers that support our verification processes may be limited.

Certain verification processes, including legacy verification processes on which we previously relied, may be less reliable than others. These processes are beneficial but are currently minimal and have limitations due to a variety of factors, including laws and regulations that prohibit or limit our ability to conduct effective background checks in some jurisdictions, the unavailability of information, and the inability of our systems to detect all suspicious activity. There can be no assurances that the measures we take will significantly reduce criminal or fraudulent activity on our platform.

In addition, we may not adequately police the safety, suitability, location, quality, availability of recreational items or other amenities, compliance with our policies or standards, and legal compliance, such as fire code compliance or the presence of carbon monoxide detectors, of all our homeowners’ properties. We have in the past taken steps to investigate issues raised by guests and homeowners and endeavor to require our local home care staff, including maintenance and housekeeping teams, to do periodic compliance checks, but we cannot ensure that these are consistently performed. We have created policies and standards to respond to issues reported with properties, but some vacation rentals may pose heightened safety risks to individual users because those issues have not been reported to us or because our local operations team has not taken the requisite action based on our policies. We rely, in part, on reports of issues from homeowners and guests to investigate and enforce many of our policies and standards. In addition, our policies may not contemplate certain safety risks posed by rental homes or individual homeowners or guests or may not sufficiently address those risks. For example, we have been in the past, and may be in the future, subject to legal claims and potential liability relating to injuries or other damages sustained in connection with guests’ use of recreational items and other amenities on our homeowners’ properties. Though we typically seek to obtain waivers from liabilities associated with guest use of these items, homeowners do not always inform us that such items are present on their properties and, in any event, we cannot guarantee that any waiver we are able to obtain will be found to be enforceable.

We have also faced civil litigation, regulatory investigations, and inquiries involving allegations of, among other things, unsafe or unsuitable rental homes, discriminatory policies, data processing, practices or behavior on and off our platform or by homeowners, guests, and third parties, general misrepresentations regarding the safety or accuracy of offerings on our platform, and other homeowner, guest, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent. While we recognize that we need to continue to build trust and invest in innovations that will support trust when it comes to our policies, tools, and procedures to protect homeowners, guests, and the communities in which our homeowners operate, we may not be successful in doing so. Similarly, listings that are inaccurate, of a lower than expected quality, or that do not comply with our policies may harm guests and public perception of the quality and safety of rental homes on our platform and materially adversely affect our reputation, business, results of operations, and financial condition.

If homeowners, guests, or third parties engage in criminal activity, misconduct, fraudulent, negligent, or inappropriate conduct or use our platform as a conduit for criminal activity, consumers may not consider our platform and the listings on our platform safe, and we may receive negative media coverage, or be subject to involvement in a government investigation concerning such activity, which could adversely impact our brand and reputation, and lower the adoption rate of our platform. For example:

•there have been shootings and other criminal or violent acts on properties booked on our platform, including as a result of unsanctioned house parties;
•there have been undisclosed hidden cameras and claims of invasion of privacy at properties; and
•there have been incidents of homeowners and guests engaging in criminal, fraudulent, or unsafe behavior and other misconduct while using our platform.

The methods used by perpetrators of fraud and other misconduct are complex and constantly evolving, and our trust and security measures have been, and may currently or in the future be, insufficient to detect and help prevent all fraudulent activity and other misconduct. For example, there have been incidents where guests have caused substantial property damage to listings or misrepresented the purpose of their stay and used listings for unauthorized or inappropriate conduct including parties, drug-related activities, or to perpetrate criminal activities.

In addition, certain regions where we operate have higher rates of violent crime or more relaxed safety standards, which can lead to more safety and security incidents, and may adversely impact the adoption of our platform and services in those regions and elsewhere.

If criminal, inappropriate, fraudulent, or other negative incidents continue to occur due to the conduct of homeowners, guests, or third parties, our ability to attract and retain homeowners and guests would be harmed, and our business, results of operations, and financial condition would be materially adversely affected. Such incidents have prompted, and may in the future prompt, stricter regulations or regulatory inquiries into our platform, policies and business practices. In the United States and other countries, we have had listings being used for parties in violation of our policies which have in some cases resulted in neighborhood disruption or violence. Further, claims have been asserted against us from our homeowners, guests, and third parties for compensation due to accidents, injuries, assaults, theft, property damage, privacy and security issues, and other incidents that are caused by other homeowners, guests, or third parties while using our platform. These claims subject us to potentially significant liability and increase our operating costs and could materially adversely affect our business, results of operations, and financial condition. We have obtained third-party insurance, which is subject to certain conditions and exclusions, for claims and losses incurred based on incidents related to bookings on our platform. Even where we do have third-party insurance, such insurance may be inadequate to fully cover alleged claims of liability, investigation costs, defense costs, and/or payouts. Even if these claims do not result in liability, we could incur significant time and cost investigating and defending against them. If the quantity or severity of incidents increases, our insurance rates and our financial exposure will grow, which would materially adversely affect our business, results of operations, and financial condition.

Measures that we are taking to improve the trust and safety of our platform may cause us to incur significant expenditures and may not be successful.

We have taken and continue to take measures to improve the trust and safety on our platform, combat fraudulent activities and other misconduct and improve community trust, such as implementing enhanced guest screening procedures and removing homeowners and guests who fail to comply with our policies. These measures are long-term investments in our business and the trust and safety of our community; however, some of these measures increase friction on our platform by increasing the number of steps required to list or book, which reduces homeowner and guest activity on our platform, and could materially adversely affect our business, results of operations, and financial condition. Implementing these trust and safety initiatives, which include, among other things, limited verification of homeowners and listings, restrictions on “party” houses, manual screening of high-risk reservations, restrictions on certain types of bookings, and providing rental home neighbors with the contact information for our local staff, or other initiatives, has caused and will continue to cause us to incur significant ongoing expenses and may result in fewer listings and bookings or reduced homeowner and guest retention, which could materially adversely affect our business, results of operations, and financial condition. As we operate an international platform, the timing and implementation of these measures will vary across geographic regions. We have invested and plan to continue to invest significantly in the trust and safety of our platform and services, but there can be no assurances that these measures will be successful, significantly reduce criminal or fraudulent activity on or off our platform, or be sufficient to protect our reputation in the event of such activity.

In addition, in response to the COVID-19 pandemic, we instituted a number of policies and measures to address the health and safety of guests, homeowners and employees during the COVID-19 pandemic. In particular, we launched enhanced cleaning and safety practices that are intended to help prevent transmission of COVID-19. We provide substantial additional resources and use best practices communicated by the Centers for Disease Control and other public health authorities to drive our cleaning practices. Our employees are trained and expected to follow an enhanced cleaning protocol, checklists, and other written and visual materials. To the extent our employees do not follow these protocols, in addition to potentially putting our guests and homeowners at risk, they also risk damaging our brand and reputation. We have received, and continue to receive, complaints by employees and third parties regarding lack of adherence to our safety protocols by certain employees, such as failure to wear a mask or social distance. To the extent our employees do not comply with our policies and protocols, they expose us to potential financial liability and brand risk. Additionally, homeowners and guests must also agree to follow COVID-19-related safety practices when coming into contact with our employees, such as social distancing. If prospective homeowners or guests disagree with these or any similar safety practices we may implement in the future, they may be less likely to use our platform and services. Furthermore, such policies may not be successful in preventing the transmission of COVID-19. Cases of suspected COVID-19 exposure or infection during Vacasa reservations have been reported to us. If guests or homeowners believe that booking stays or experiences on our platform poses heightened risks for contracting COVID-19 or other diseases, our reputation and business could be materially adversely affected, and it could give rise to legal claims against us.

We rely on traffic to our platform to grow revenue, and if we are unable to drive traffic cost-effectively, it would materially adversely affect our business, results of operations, and financial condition.

We believe that increasing awareness of our brand among potential homeowners and guests is an important aspect of our efforts to increase traffic on our platform and grow our revenue. We rely on performance marketing, brand marketing, and other marketing initiatives, as well as a variety of public relations and communications activities, to drive homeowner and guest acquisition and increase awareness regarding our brand. We have invested considerable resources in these efforts to date, and expect to continue to invest in sales and marketing activities and personnel as a key component of our growth strategy. Our marketing efforts are expensive and may not be cost-effective or successful. If our competitors spend increasingly more on marketing efforts or are more effective in such efforts, we may not be able to maintain and grow traffic to our platform.

A critical factor in attracting homeowners and guests to our platform is how prominently listings are displayed in response to search queries for key search terms. The success of vacation rentals and the alternative accommodation industry has led to increased costs for relevant keywords as our competitors competitively bid on our keywords. We may not be successful at our efforts to drive traffic growth cost-effectively. If we are not able to effectively increase our traffic growth without increases in spend on performance marketing, we may need to increase our performance marketing spend in the future, including in response to increased spend on performance marketing from our competitors, and our business, results of operations, and financial condition could be materially adversely affected.

The technology that powers much of our performance marketing is increasingly subject to strict regulation, and regulatory or legislative changes could adversely impact the effectiveness of our performance marketing efforts and, as a result, our business. For example, we rely on the placement and use of “cookies” — text files stored on a homeowner’s or guest’s web browser or device — to support tailored marketing to consumers. Many countries have adopted, or are in the process of adopting, regulations governing the use of cookies and similar technologies, and individuals may be required to “opt-in” to the placement of cookies used for purposes of marketing. For example, to the extent we send direct electronic marketing communications to EU/UK residents and/or place cookies on electronic devices used by EU residents within the EU, we may be subject to evolving EU privacy laws on cookies and e-marketing. In the EU and UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that are derived from the ePrivacy Directive may be replaced across the EU (but not directly in the UK) by an EU Regulation, known as the ePrivacy Regulation, which will significantly increase fines for non-compliance. In the EU, informed consent is required for the placement of certain types of cookie on a user’s device. The European General Data Protection Regulation 2016/679 (GDPR) also imposes conditions on obtaining valid consent. While the text of the ePrivacy Regulation is still under development, a recent European Court of Justice decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies under existing law. For example, the French data protection regulator (the CNIL) is increasingly active in enforcement in this area, as are other regulators as a result of actions by NYOB (a not-for-profit privacy activist group), that has issued approximately 750 complaints to European website operators regarding their cookie banners and referred 422 of these to relevant national regulators – and has said that it aims to seek enforcement on up to 10,000 websites in Europe. If we are required to change our practices this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. Widespread adoption of regulations that significantly restrict our ability to use performance marketing technology could adversely affect our ability to market effectively to current and prospective homeowners and guests, and thus materially adversely affect our business, results of operations, and financial condition.

We focus on unpaid channels such as search engine optimization (SEO). SEO involves developing our platform in a way that enables a search engine to rank our platform prominently for search queries for which our platform’s content may be relevant. Changes to search engine algorithms or similar actions are not within our control, and could adversely affect our search-engine rankings and traffic to our platform. To the extent that our brand and platform are listed less prominently or fail to appear in search results for any reason, we would need to increase our paid marketing spend which would increase our overall customer acquisition costs and materially adversely affect our business, results of operations, and financial condition. If Google or Apple uses its own mobile operating systems or app distribution channels to favor its own or other preferred travel service offerings, or impose policies that effectively disallow us to continue our full product offerings in those channels, there could be an adverse effect on our ability to engage with homeowners and guests who access our platform via mobile apps or search.

Moreover, as guests increase their booking activity across multiple travel sites or compare offerings across sites, our marketing efficiency and effectiveness is adversely impacted, which could cause us to increase our sales and marketing expenditures in the future, which may not be offset by additional revenue, and could materially adversely affect our business, results of operations, and financial condition. In addition, any negative publicity or public complaints, including those that impede our ability to maintain positive brand awareness through our marketing and consumer communications efforts, could harm our reputation and lead to fewer homeowners and guests using our platform, and attempts to replace this traffic through other channels will require us to increase our sales and marketing expenditures.

If we are unable to expand our international operations and manage the risks presented by our business model internationally, our business, results of operations, and financial condition would be materially adversely affected.

We currently operate in a number of international markets and believe that expanding our international operations is a key component of our future growth strategy. Until December 31, 2020, we operated vacation rental property management services in the United States, Canada, South Africa and a number of countries in Europe and Latin America. As of the beginning of 2021 and in part as a result of the business downturn caused by COVID-19, we reduced our international operations by winding down vacation rental operations in Europe, South Africa and several countries in Central and South America. Currently, we provide vacation rental management services domestically in the United States and internationally in Canada, Belize, Mexico and Costa Rica. We also operate offices for design and technology activities in Chile and in New Zealand. As of December 31, 2021, we had approximately 400 employees outside the United States. For the years ended December 31, 2021 and December 31, 2020, approximately 1% and 3% of our revenue, respectively, was generated from vacation rental management activities outside of the United States. As part of our growth strategy, we expect to make investments to expand our international operations in the countries that we are currently operating in. We also anticipate making selective entry into new international markets over time, primarily in Europe and the Americas.

Managing an international organization is difficult, time consuming, and expensive, and requires significant management attention and careful prioritization, and any international expansion efforts that we previously undertook were not deemed entirely successful and future undertakings could also prove unsuccessful. In addition, conducting international operations subjects us to risks, which include:

•operational and compliance challenges caused by distance, language, and cultural differences;
•the cost and resources required to localize our platform and services, which often requires the translation of our platform into foreign languages and adaptation of our platform and services for local practices and regulatory requirements;
•unexpected, more restrictive, differing, and conflicting laws and regulations, including those laws governing Internet activities, short-term and long-term rentals (including those implemented in response to the COVID-19 pandemic), tourism, tenancy, taxes, licensing, payments processing, messaging, marketing activities, registration and/or verification of guests, ownership of intellectual property, content, data collection and privacy, security, data localization, data transfer and government access to personal information, and other activities important to our business;
•uncertainties regarding the interpretation of national and local laws and regulations, uncertainty in the enforceability of legal rights, and uneven application of laws and regulations to businesses, in particular U.S. companies;
•competition with companies that understand local markets better than we do, or that have a local presence and pre-existing relationships with potential homeowners and guests in those markets;
•differing levels of social acceptance of our brand and offerings;
•legal uncertainty regarding our liability for the listings, services, and content provided by homeowners, guests, and other third parties;
•uncertain resolutions of litigation or regulatory inquiries;
•variations in payment forms for homeowners and guests, increased operational complexity around payments, and inability to offer local payment forms like cash or country-specific digital forms of payment;
•lack of familiarity and the burden of complying with a wide variety of U.S. and foreign laws, legal standards, and regulatory requirements, which are complex, sometimes inconsistent, and subject to unexpected changes;
•potentially adverse tax consequences, including resulting from the complexities of foreign corporate income tax systems, value added tax (VAT) regimes, tax withholding rules, lodging taxes, often known as transient or occupancy taxes, hotel taxes, and other indirect taxes, tax collection or remittance obligations, and restrictions on the repatriation of earnings;
•difficulties in managing and staffing international operations, including due to differences in legal, regulatory, and collective bargaining processes;

•fluctuations in currency exchange rates, and in particular, decreases in the value of foreign currencies relative to the U.S. dollar;
•regulations governing the control of local currencies and impacting the ability to collect and remit funds to homeowners in those currencies or to repatriate cash into the United States;
•oversight by foreign government agencies whose approach to privacy or human rights may be inconsistent with that taken in other countries;
•increased financial accounting and reporting burdens, and complexities and difficulties in implementing and maintaining adequate internal controls in an international operating environment;
•political, social, and economic instability abroad, terrorist attacks, and security concerns in general;
•operating in countries that are more prone to crime or have lower safety standards;
•operating in countries that have higher risk of corruption; and
•reduced or varied protection for our intellectual property rights in some countries.

Increased operating expenses, decreased revenue, negative publicity, negative reaction from our homeowners and guests and other stakeholders, or other adverse impacts from any of the above factors or other risks related to our international operations, including if our international expansion efforts are unsuccessful, could materially adversely affect our brand, reputation, business, results of operations, financial condition, and growth prospects.

Our failure to properly manage funds held on behalf of customers could materially adversely affect our business, results of operations, and financial condition.

When a guest books and pays for a stay on our platform, we do not recognize the amount the guest has paid until the stay occurs, at which time we recognize our commission and fees as revenue and (other than in certain locations in which the homeowner is paid upon booking) initiate the process to remit the payment to the homeowner, which occurs monthly following the stay, barring any alterations or cancellations, which may result in funds being returned to the guest. Accordingly, at any given time, we hold on behalf of our homeowners and guests a substantial amount of funds, which are generally held in bank deposit accounts and in U.S. treasury bills and recorded on our consolidated balance sheets as funds receivable and amounts held on behalf of customers. In certain jurisdictions, we are required to either safeguard customer funds in bankruptcy-remote bank accounts, or hold such funds in eligible liquid assets, as defined by the relevant regulators in such jurisdictions, equal to at least 100% of the aggregate amount held on behalf of customers. Our ability to manage and account accurately for the cash underlying our customer funds requires a high level of internal controls. As our business continues to grow and we expand our offerings and tiers, we must continue to strengthen our associated internal controls. Our success requires significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to manage the assets underlying our customer funds accurately could result in reputational harm, lead customers to discontinue or reduce their use of our platform and services, and result in significant penalties and fines from regulators, each of which could materially adversely affect our business, results of operations, and financial condition.

Because we recognize revenue during the guest stay and not at booking, upticks or downturns in bookings are not immediately reflected in our results of operations.

We experience a difference in timing between when a booking is made and when we recognize revenue, which is at the time of the stay. The effect of significant downturns in bookings in a particular quarter may not be fully reflected in our results of operations until future periods because of this timing in revenue recognition. In response to the COVID-19 pandemic, we began issuing future stay credits to guests who chose to cancel within our enhanced cancellation policy. Such future stay credits are recognized as a liability on our consolidated balance sheets. Alternatively, in certain instances, we may offer a refund in lieu of a future stay credit. We account for these refunds as variable consideration, which results in a reduction to revenue.

We track certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and materially adversely affect our stock price, business, results of operations, and financial condition.

We track certain operational metrics, including metrics such as GBV, Nights Sold and GBV per Night Sold, which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across populations globally.

The calculation of GBV and Nights Sold requires the ongoing collection of data on new offerings that are added to our platform over time. Our business is complex, and the methodology used to calculate GBV and Nights Sold may require future adjustments to accurately represent the full value of new offerings.

Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, our stock price could decline, we may be subject to stockholder litigation, and our business, results of operations, and financial condition could be materially adversely affected.

Our efforts to create new offerings and initiatives are costly, and if we are unable to successfully pursue such offerings and initiatives, we may fail to grow, and our business, results of operations, and financial condition would be materially adversely affected.

In order to grow our business, we will need to continue to invest in the development of new offerings and initiatives that differentiate us from our competitors. Developing and delivering new offerings and initiatives increase our expenses and our organizational complexity, and we may experience difficulties in developing and implementing these new offerings and initiatives.

Our new offerings and initiatives have a high degree of risk, as they may involve significant investment and upfront costs. For example, we have begun investing resources to incorporate smart home technology across our portfolio in order to improve our brand, provide peace of mind for homeowners and elevate the guest experience, and expect to continue to invest significant resources to support these efforts in 2022. There can be no assurance that homeowner demand for smart home technology or other offerings and initiatives we may develop or otherwise introduce from time to time will exist or be sustained at the levels that we anticipate, that we will be able to successfully manage the development and delivery of such offerings and initiatives, or that any of these offerings or initiatives will gain sufficient market acceptance to generate sufficient revenue to offset associated expenses or liabilities. It is also possible that offerings developed by others will render our offerings and initiatives noncompetitive or obsolete. Further, these efforts entail investments in our systems and infrastructure, payments platform, and increased legal and regulatory compliance expenses, could distract management from our core business operations, and will divert capital and other resources from our more established offerings and geographic regions. Even if we are successful in developing new offerings and initiatives, regulatory authorities may subject us or our homeowners and guests to new rules, taxes, or restrictions or more aggressively enforce existing rules, taxes, or restrictions that could increase our expenses or otherwise prevent us from successfully commercializing these initiatives. If we do not realize the expected benefits of our investments, we may fail to grow, and our business, results of operations, and financial condition would be materially adversely affected.

We face possible risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts, and wildfires, any of which could affect our business infrastructure and the rental homes that we manage and, consequently, have a material adverse effect on our business, results of operations, and financial condition. To the extent climate change causes changes in weather patterns, our coastal destinations could experience increases in storm intensity and rising sea-levels causing damage to our homeowners’ properties and result in a reduced number of listings in these areas. Short-term, extreme weather patterns may also make it unsafe or impractical for guests, or employees or contractors providing home care services, to travel to affected locations, which may in turn result in homeowners choosing not to rent their properties during certain times and reduce the overall number of nights available. Climate change may also affect our business by increasing the cost of, or making unavailable, property insurance on terms our homeowners find acceptable in areas most vulnerable to such events, increasing operating costs for our homeowners, including the cost of water or energy, and requiring our homeowners to expend funds as they seek to repair and protect their properties in connection with such events. As a result of the foregoing and other climate-related issues, our homeowners may decide to remove their listings from our platform. If we are unable to provide vacation rentals for booking in certain areas due to climate change, we may lose both homeowners and guests, which could have a material adverse effect on our business, results of operations, and financial condition.

The coverage afforded under our insurance policies may be inadequate for the needs of our business or our third-party insurers may be unable or unwilling to meet our coverage requirements, which could materially adversely affect our business, results of operations, and financial condition.

We use a combination of third-party insurance and self-insurance, to manage the exposures related to our business operations. We support our homeowners by maintaining a variety of homeowner protection programs, including supplemental homeowner insurance. Our business, results of operations, and financial condition would be materially adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our expectations; (ii) we experience a claim in excess of our coverage limits; (iii) our insurance providers become insolvent or otherwise fail to pay on our insurance claims; (iv) we experience a claim for which coverage is not provided; or (v) the number of claims under our deductibles or self-insured retentions differs from historic averages. Our overall spend on insurance has increased as our business has grown and losses from covered claims have increased. Premiums have increased as a result, and we have experienced and expect to continue to experience increased difficulty in obtaining appropriate policy limits and levels of coverage at a reasonable cost and with reasonable terms and conditions. Our costs for obtaining these policies will continue to increase as our business grows and continues to evolve. Furthermore, as our business continues to develop and diversify, we may experience difficulty in obtaining insurance coverage for new and evolving offerings and tiers, which could require us to incur greater costs and materially adversely affect our business, results of operations, and financial condition. Additionally, if we fail to comply with insurance regulatory requirements in the regions where we operate, or other regulations governing insurance coverage, our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

Owner Protection Insurance

In order to offset our potential exposure related to stays and experiences and to comply with certain short-term rental regulatory requirements, we have procured homeowner protection liability insurance, which is subject to certain terms, conditions, and exclusions, for claims from guests and third parties for bodily injury or property damage arising from bookings of stays through our platform. We and our homeowners are insured parties, and landlords, homeowners’ or condo-owners’ associations, and any other similar entities, are additional insured parties. Our homeowners also benefit from coverage provided through our distribution partners such as Airbnb, Vrbo and Homeaway when bookings of Vacasa rental homes are made through their platforms.

However, these insurance programs may not provide coverage for certain types of claims, including those relating to contagious diseases such as COVID-19, and may be insufficient to fully cover costs of investigation, costs of defense, and payments or judgments arising from covered claims. In addition, extensive or costly claims could lead to premium increases or difficulty securing coverage, which may result in increased financial exposure and an inability to meet insurance regulatory requirements. Increased claim frequency and severity and increased fraudulent claims could result in greater payouts, premium increases, and/or difficulty securing coverage. Further, disputes with homeowners as to whether an insurance program applies to alleged losses or damages and the increased submission of fraudulent payment requests could require significant time and financial resources.

Corporate Insurance

We procure insurance policies to cover various operations-related risks, including general business liability, workers’ compensation, cyber liability and data breaches, crime, directors’ and officers’ liability, and property insurance. We do not have sufficient coverage for certain catastrophic events, including certain business interruption losses, such as those resulting from the COVID-19 pandemic. Additionally, certain policies may not be available to us and the policies we have and obtain in the future may not be sufficient to cover all of our business exposure.

We are subject to payment-related fraud and an increase in or failure to deal effectively with fraud, fraudulent activities, fictitious transactions, or illegal transactions would materially adversely affect our business, results of operations, and financial condition.

We process a significant volume and dollar value of transactions on a daily basis. We have incurred and will continue to incur losses from claims by homeowners, fraudulent bookings and fraudulent refund requests, and these losses may be substantial. Such instances have and can lead to the reversal of payments received by us for such bookings, referred to as a “chargeback.” For the years ended December 31, 2021, 2020, and 2019, total chargeback expense was $2.8 million, $3.1 million, and $1.1 million, respectively. Our ability to detect and combat fraud, which has become increasingly common and sophisticated, could be adversely impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including mobile and other devices, and our growth in certain regions, including in regions with a history of elevated fraudulent activity. We expect that technically-knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. In addition, the payment card networks have rules around acceptable chargeback ratios. If we are unable to effectively identify fraudulent bookings on our platform, combat the use of fraudulent credit cards, or otherwise maintain or lower our current levels of charge-backs, we may be subject to fines and higher transaction fees or processors holding significant reserves against us, or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, any of which would materially adversely impact our business, results of operations, and financial condition.

We rely on third-party payment service providers to process payments made by guests and certain payments made to homeowners on our platform. If these third-party payment service providers become unavailable or we are subject to increased fees, our business, results of operations, and financial condition could be materially adversely affected.

We rely on a number of third-party payment service providers, including payment card networks, banks, payment processors, and payment gateways, to link us to payment card and bank clearing networks to process payments made by our guests and to remit payments to homeowners on our platform. We have agreements with these providers, some of which are the sole providers of their particular service.

If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted, we would need to find alternate payment service providers, and we may not be able to secure similar terms or replace such payment service providers in an acceptable time frame.

If we are forced to migrate to other third-party payment service providers for any reason, the transition would require significant time and management resources, and may not be as effective, efficient, or well-received by our homeowners and guests. Any of the foregoing could cause us to incur significant losses and, in certain cases, require us to make payments to homeowners out of our funds, which could materially adversely affect our business, results of operations, and financial condition.

In addition, the software and services provided by our third-party payment service providers may fail to meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us reputational harm or cause us to lose our ability to accept online payments or other payment transactions or make timely payments to homeowners on our platform, which could make our platform less convenient and desirable to customers and adversely affect our ability to attract and retain homeowners and guests.

Moreover, our agreements with payment service providers may allow these companies, under certain conditions, to hold an amount of our cash as a reserve. They may be entitled to a reserve or suspension of processing services upon the occurrence of specified events, including material adverse changes in our business, results of operations, and financial condition. An imposition of a reserve or suspension of processing services by one or more of our processing companies, could have a material adverse effect on our business, results of operations, and financial condition.

If we fail to invest adequate resources into the payment processing infrastructure on our platform, or if our investment efforts are unsuccessful or unreliable, our payments activities may not function properly or keep pace with competitive offerings, which could adversely impact their usage. Further, our ability to expand our payments activities into additional countries is dependent upon the third-party providers we use to support these activities. As we expand the availability of our payments activities to additional geographic regions or begin to offer new payment methods to our homeowners and guests in the future, we may become subject to additional regulations and compliance requirements, and exposed to heightened fraud risk, which could lead to an increase in our operating expenses.

For certain payment methods, including credit and debit cards, we pay interchange and other fees, and such fees result in significant costs. Payment card network costs have increased, and may continue to increase in the future, the interchange fees and assessments that they charge for each transaction that accesses their networks, and may impose special fees or assessments on any such transaction. Our payment card processors have the right to pass any increases in interchange fees and assessments on to us. Credit card transactions result in higher fees to us than transactions made through debit cards. Any material increase in interchange fees in the United States or other geographic regions, including as a result of changes in interchange fee limitations imposed by law in some geographic regions, or other network fees or assessments, or a shift from payment with debit cards to credit cards could increase our operating costs and materially adversely affect our business, results of operations, and financial condition.

We are subject to payment network rules and any material modification of our payment card acceptance privileges could have a material adverse effect on our business, results of operations, and financial condition.

The loss of our credit and debit card acceptance privileges or the significant modification of the terms under which we obtain card acceptance privileges would significantly limit our business model since a vast majority of our guests pay using credit or debit cards. We are required by our payment processors to comply with payment card network operating rules, including the

Payment Card Industry (PCI) Data Security Standard (the PCI DSS). Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage, and transmission of card data to help prevent credit card fraud. If we fail to comply with the rules and regulations adopted by the payment card networks, including the PCI DSS, we would be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may damage our relationship with payment card networks, subject us to restrictions, fines, penalties, damages, and civil liability, and could eventually prevent us from processing or accepting payment cards, which would have a material adverse effect on our business, results of operations, and financial condition.

Moreover, the payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our payment processors might find difficult or even impossible to comply with, or costly to implement. As a result, we could lose our ability to give consumers the option of using payment cards to make their payments or the choice of currency in which they would like their payment card to be charged. Further, there is no guarantee that, even if we comply with the rules and regulations adopted by the payment card networks, we will be able to maintain our payment card acceptance privileges. We also cannot guarantee that our compliance with network rules or the PCI DSS will prevent illegal or improper use of our payments platform or the theft, loss, or misuse of the credit or debit card data of customers or participants, or a security breach. We are also required to submit to periodic audits, self-assessments, and other assessments of our compliance with the PCI DSS. If an audit, self-assessment, or other assessment indicates that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time-consuming remediation efforts, and we could lose our payment card acceptance privileges.

We are also subject to network operating rules and guidelines promulgated by the National Automated Clearing House Association (NACHA) relating to payment transactions we process using the Automated Clearing House (ACH) Network. Like the payment networks, NACHA may update its operating rules and guidelines at any time, which can require us to take more costly compliance measures or to develop more complex monitoring systems.

Our focus on the long-term best interests of our company and our consideration of all of our stakeholders, including our stockholders, homeowners, guests, employees, the communities in which we operate, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact the value of our Class A Common Stock.

We believe that focusing on the long-term best interests of our company and our consideration of all of our stakeholders, including our stockholders, homeowners, guests, employees, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term stockholder value. Therefore, we have made decisions, and may in the future make decisions, that we believe are in the long-term best interests of our company and our stockholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our Class A Common Stock. Our commitment to pursuing long-term value for the company and its stockholders, potentially at the expense of short- or medium-term performance, may materially adversely affect the trading price of our Class A Common Stock, including by making owning our Class A Common Stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term stockholder value, which may include changes to our platform to enhance the experience of our homeowners, guests, and the communities in which we operate, including by improving the trust and safety of our platform, changes in the manner in which we deliver customer support, investing in our relationships with our homeowners, guests, and employees, investing in and introducing new products and services, or changes in our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, and financial condition, as well as the trading price of our Class A Common Stock, could be materially adversely affected.

Any indebtedness we may incur from time to time could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

As described elsewhere in this Annual Report on Form 10-K under Part II., Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility,” in October 2021, we entered into a Revolving Credit Facility, which, as subsequently amended in December 2021, provides for senior secured borrowings in an aggregate principal amount of up to $105.0 million, which amount may be borrowed and repaid from time to time. As of December 31, 2021, we did not have any borrowings outstanding under the Revolving Credit Facility.

If we cannot generate sufficient cash flow from operations to service the amounts we borrow under the Revolving Credit Facility, we may need to refinance, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis, on terms satisfactory to us, or at all. In addition, indebtedness could have important consequences, including but not limited to:

•our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes may be limited;
•any cash flows from operations that we use to repay principal and interest on our debt will not be available for other purposes, such as funding our operations, capital expenditures and future business opportunities;
•to the extent our borrowings are at variable rates of interest, we will be exposed to the risk of increased interest rates;
•our ability to adjust to changing market conditions may be limited and may place us at a competitive disadvantage compared to less-leveraged competitors; and
•we may be more vulnerable during a downturn in general economic conditions or in our business.

In addition, the agreement governing our Revolving Credit Facility contains, and any agreements evidencing or governing other future indebtedness may also contain, certain restrictive covenants that limit or otherwise restrict the ability of the borrower and its restricted subsidiaries to, among other things:

•create, incur, assume or permit to exist any debt or liens;
•merge into or consolidate or amalgamate with any other person, or permit any other person to merge into or consolidate with it, or liquidate or dissolve;
•make or hold certain investments;
•sell, transfer, lease, license or otherwise dispose of its assets, including equity interests (and, in the case of restricted subsidiaries, the issuance of additional equity interests);
•pay dividends or make certain other restricted payments;
•substantively alter the character of the business of the Borrower and its restricted subsidiaries, taken as a whole; and
•sell, lease or otherwise transfer any property or assets to, or purchase, lease or otherwise acquire any property or assets from, or otherwise engage in any other transactions with, any of its affiliates.

The agreement governing the Revolving Credit Facility also contains, and any agreements evidencing or governing other future indebtedness may also contain, certain financial covenants and financial reporting and other requirements, as described elsewhere in this Annual Report on Form 10-K under Part II., Item 7. under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility.” Our ability to comply with these covenants and requirements may be affected by events and factors beyond our control. We may not be able to generate sufficient revenue or maintain sufficient liquidity to meet the financial covenants (at such time as we are required to do so) or pay any principal and interest due under the Revolving Credit Facility when required. If we fail to make payments or otherwise experience an event of default thereunder, the lending banks would be permitted to take certain actions, including terminating all outstanding commitments and declaring all amounts to be immediately due and payable. In addition, following the Collateral Trigger Event Date (as defined under Part II., Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility”), the lenders have the right to proceed against the collateral granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition. Furthermore, future working capital, borrowings, or equity financing could be unavailable to repay or refinance amounts borrowed under the Revolving Credit Facility. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our Class A Common Stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

Risks Related to Information Technology, Data Security and Data Privacy

If we fail to comply with federal, state, and foreign laws relating to privacy and data protection, we may face potentially significant liability, negative publicity, an erosion of trust, and increased regulation, any of which could materially adversely affect our business, results of operations, and financial condition.

Privacy and data protection laws, rules, and regulations are complex, and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, other processing, and certain other related business practices and may thereby increase compliance costs or have other material adverse effects on our business. As part of homeowner and guest registration and business processes, we may collect and use personal data, such as names, dates of birth, email addresses, phone numbers, and, in some cases, identity verification information (for example, government issued identification or passport information), as well as payment card or other financial information that homeowners and guests provide to us for registration purposes. The laws of many states and countries require businesses, which maintain such personal data to implement reasonable security measures to keep such information secure and otherwise restrict the ways in which such information can be collected, processed, disclosed, transferred and used.

The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and processing of state residents’ personal data. For example, the California Consumer Privacy Act (CCPA) took effect on January 1, 2020. The CCPA establishes a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording consumers the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes potentially severe statutory damages as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (CPRA). The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), a comprehensive privacy statute that shares similarities with the CCPA and CPRA. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The effects of the CCPA, CPRA, CDPA, and any enactment of any other similar state or federal laws, are and will continue to be significant and may require us to modify our data processing practices and policies and may thereby increase compliance costs (and our potential liability) or have other material adverse effects on our business.

In the European Union, the GDPR, which became effective on May 25, 2018, has also resulted and may, if we re-enter the EU market, continue to result in significantly greater compliance burdens and costs for companies like ours. As of March 31, 2021, or shortly thereafter, and other than a few resources to assist with wind-down and liquidation, we no longer have any employees, contractors, homeowners, offices, property listings, or financial accounts established in any EU member state, thus we no longer have any “establishment” or “stable arrangement” in the EU. Further, we ceased all direct marketing and advertising campaigns directed at EU audiences, ceased operating all EU top-level domains, stopped offering EU currency and language customization options on our website, and stopped offering all EU member state dedicated addresses and phone numbers that an EU resident could use to contact us. None of our current core business activities offer goods or services to, or monitor the behavior of individuals in the EU. We therefore take the position that we no longer target the EU market. Finally, while we passively collect IP addresses of devices used by individuals in the EU to access our website, we do not use IP addresses to monitor individuals.

To the extent we were subject to GDPR during the period of May 25, 2018 until March 31, 2021, we remain obligated to handle and safeguard all personal data we collected from EU residents during such time in accordance with the GDPR for as long as we retain such personal data. This obligation extends to compliance with laws, rules, and regulations regarding cross-border transfers of personal data. Recent legal developments in Europe have created complexity and uncertainty in this area; for example, on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the EEA to the United States. While the CJEU upheld the adequacy of the standard contractual clauses, it noted that reliance on them alone may not necessarily be sufficient in all circumstances. The European Commission adopted new standard contractual clauses on June 4, 2020. While the previous standard contractual clauses may be relied upon and considered adequate for a transitional period of 18 months, as of December 27, 2022, entities relying on the standard contractual clauses to transfer personal data outside the EEA will need to have the new standard contractual clauses in place. We continue to rely on the standard contractual clauses to transfer personal data outside the EEA, including to the United States. In addition, the United Kingdom’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. Additionally, in certain circumstances, we rely on derogations provided for by law.

Failure to comply with the GDPR may result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages or injunctive relief, or regulatory orders adversely impacting the ways in which our business can use personal data. Canada is in the process of passing comparable or other robust data privacy legislation or regulation, which may lead to additional costs and increase our overall risk exposure.

To the extent we send direct electronic marketing communications to EU residents and/or place cookies on electronic devices used by EU or UK residents within the EU/UK, we may also be subject to evolving EU and UK privacy laws on cookies and e-marketing. In the European Union and the United Kingdom, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that are derived from the ePrivacy Directive are highly likely to be replaced across the EU (but not directly in the UK) by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. In the European Union and the United Kingdom, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. For example, the French data protection regulator (the CNIL) is increasingly active in enforcement in this area, as are other regulators as a result of actions by NYOB (a not-for-profit privacy activist group), that has issued approximately 750 complaints to European website operators regarding their cookie banners and referred 422 of these to relevant national regulators – and has said that it aims to seek enforcement on up to 10,000 websites in Europe. To the extent we place cookies on electronic devices used by EU residents, we may be required to change our practices, which could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities.

Further, we are subject to the PCI DSS, which is a standard designed to protect credit and debit card account data as mandated by payment card industry entities. As a ‘level 2’ vendor, we self-attest to PCI compliance. We perform certain internal compliance activities and also rely on vendors to manage PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI DSS based on past, present, and future business practices. Our actual or perceived failure to comply with the PCI DSS can subject us to fines, termination of banking relationships, and increased transaction fees.

Various other governments and consumer agencies around the world have also called for new regulation and changes in industry practices and many have enacted different and often contradictory requirements for protecting personal information collected and maintained electronically. Compliance with numerous and contradictory requirements of different jurisdictions is particularly difficult and costly for an online business such as ours, which collects personal information from homeowners, guests, and other individuals in multiple jurisdictions. If any jurisdiction in which we operate adopts news laws or changes its interpretation of its laws, rules, or regulations relating to data residency or localization such that we are unable to comply in a timely manner or at all, we could risk losing our rights to operate in such jurisdictions. While we have invested and continue to invest significant resources to comply with GDPR, CCPA, CPRA, CDPA, and other privacy regulations around the world, many of these regulations expose us to the possibility of material penalties, significant legal liability, changes in how we operate or offer our products, and interruptions or cessation of our ability to operate in key geographic regions, any of which could materially adversely affect our business, results of operations, and financial condition.

Furthermore, to improve trust and safety on our platform, we conduct certain verification procedures aimed at our homeowners, guests, and listings in certain jurisdictions. Such verification procedures may include utilizing public information on the Internet, accessing public databases such as court records, utilizing third-party vendors to analyze homeowner or guest data, or physical inspection. These types of activities may expose us to additional compliance requirements, increased compliance costs, and the risk of regulatory enforcement from privacy regulators and civil litigation.

We also conduct certain verification procedures, including background checks, in relation to prospective employees. Such verification procedures include using a third-party service provider which acquires information from a variety of sources, such as consumer credit reporting agencies and other providers of public data. The Fair Credit Reporting Act (FCRA) applies to consumer credit reporting agencies as well as data furnishers and users of consumer reports, as those terms are defined in the FCRA. The FCRA promotes the accuracy, fairness, and privacy of information in the files of consumer reporting agencies that engage in the practice of assembling or evaluating information relating to consumers for certain specified purposes, including for employment. The FCRA limits the distribution and use of consumer reports, and establishes consumer rights to access and dispute their own credit files, among other rights and obligations. Many states have enacted laws with requirements similar to the federal FCRA. Some of these laws impose additional, or more stringent, requirements than the federal FCRA. Despite our compliance efforts, we may become subject to claims that we have violated the federal FCRA or state equivalents based on past, present, and future business practices. Violation of the FCRA can result in civil and criminal penalties. The U.S. Federal Trade Commission, the Consumer Financial Protection Bureau, and the State Attorneys’ General, acting alone or in cooperation with one another, actively enforce the FCRA. In addition to regulatory risks, verification procedures for prospective employees may not expose all potentially relevant information, and our third-party service provider may fail to conduct background checks adequately or disclose information that could be relevant to a determination of eligibility.

When we are required to disclose personal data pursuant to demands from government agencies, including tax authorities, state and city regulators, law enforcement agencies, and intelligence agencies, our homeowners, guests, and privacy regulators could perceive such disclosure as a failure by us to comply with privacy and data protection policies, notices, and laws, which could result in proceedings or actions against us in the same or other jurisdictions. Conversely, if we do not provide the requested information to government agencies due to a disagreement on the interpretation of the law, we are likely to face enforcement action from such government, engage in litigation, face increased regulatory scrutiny, and experience an adverse impact on our relationship with governments or our ability to offer our services within certain jurisdictions. Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition. Our business also increasingly relies on AI and automated decision making to improve our services and tailor our interactions with our customers. However, in recent years, use of these methods has come under increased regulatory scrutiny. New laws, guidance and/or decisions in this area may limit our ability to use our AI models, or require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services. For example, there are specific rules on the use of automated decision making under the GDPR that require the existence of automated decision making to be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances, and safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. Further, California recently introduced a law requiring disclosure of chatbot functionality.

Any failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, and regulations could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity, and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

If we or our third-party service providers fail to prevent data security breaches, there may be damage to our brand and reputation, material financial penalties, and legal liability, along with a decline in use of our platform, which would materially adversely affect our business, results of operations, and financial condition.

We are an innovative technology company dependent on sophisticated software applications and computing infrastructure. The security of data when engaging in e-commerce is essential to maintaining consumer and travel service provider confidence in our platform and services. There are risks of security breaches both on and off our systems as we increase the types of technology we use to operate our platform, including mobile apps and third-party payment processing providers, and as we collaborate with third parties that may need to process our homeowner or guest data or have access to our infrastructure. The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. These risks are likely to increase as we expand our offerings, integrate our products and services, and store and process more data, including personal information. While we have taken measures to protect the confidentiality, integrity, and availability of our systems and the sensitive, proprietary, and confidential information and to guard against the type of activity that can lead to data breaches, we cannot assure you that every third party and service provider we utilize has taken similar measures or that the measures that we or the third parties and service providers we work with have implemented are sufficient security safeguards or that any implemented measures, including policies and procedures, will always be followed and/or be effective against current or future security threats. In addition, we cannot assure you that any process for vetting the security of service providers will identify all risks to the security or integrity of their systems. Further, the techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are unknown until launched against a target. As such, we and our service providers may be unable to anticipate these tactics and techniques or to implement adequate preventative measures.

Certain of our third-party providers provide smart lock hardware and the software to control it in order to secure physical access to many of the properties we manage. We rely on these third-party providers to ensure adequate security measures for these services. Any interruption in the services provided by these third parties could impair our ability to provide guests, owners, and housekeepers/maintenance staff with access to homes, which could result in breaches of contract or loss of business. A security breach or material failure on the part of one of these providers could also result in providing a bad actor with access to one or more of our managed properties, therefore compromising the physical security of such properties. Any such delay or breach may harm our reputation or our ability to retain the confidence of existing homeowners, protect the safety of our guests, or attract new homeowners or guests.

Further, with a large geographically disparate employee base, we are not immune from the possibility of a malicious insider compromising our information systems and infrastructure. This risk has grown in light of the greater adoption of remote work as a response to the COVID-19 pandemic. We also have a distributed customer support organization including third-party providers that have access to personal information. We and other companies in our industry (and the service providers that we/they use) have dealt with incidents involving such insiders exfiltrating the personal data of customers, stealing corporate trade secrets and key financial metrics, and illegally diverting funds. No series of measures can fully safeguard against a sufficiently determined and skilled insider threat.

In addition, bad actors have targeted and will continue to target us and our homeowners and guests directly with attempts to breach the security of our and their email accounts or management systems, such as through phishing attacks where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication, which are fraudulent identity theft schemes designed to appear as legitimate emails from us or from our homeowners or guests, partners, or vendors or other third parties that we do business with. We have experienced and have seen many instances of our homeowners and guests falling prey to such schemes, which result in accounts being taken over by fraudsters intent on perpetrating fraud. Bad actors have also and may in the future employ other schemes aimed at defrauding us, our homeowners or guests in ways that we may not anticipate or be able to adequately guard against. For example, consumers who use certain of our services provide us with their credit card information. We require usernames and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent unauthorized access to our data or accounts. Computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees, travel partners and other service providers or consumers to disclose user names, passwords or other sensitive information, or to make payments to fraudulent accounts (e.g., we had an incident in January 2021 where funds were sent to a fraudulent account, although we have since been reimbursed most of these funds). As such, even if phishing and spamming attacks and other fraud schemes are not carried out through our systems, victims may nevertheless seek recovery from us. In addition, we may not always be able to fully recover any payments made through such fraud. Because of our prominence, we believe that we are a particularly attractive target for such attacks. Though it is difficult to determine what, if any, harm may directly result from any specific scheme or attack, any failure to maintain performance, reliability, security, and availability of our offerings, services, and technical infrastructure to the satisfaction of our homeowners and guests may harm our reputation and our ability to retain existing homeowners and guests and attract new homeowners and guests. The ability of fraudsters to directly target our homeowners and guests with fraudulent communications, or cause an account takeover, exposes us to significant financial fraud risk, including costly litigation, which is difficult to fully mitigate. Such an incident may also require us to involve significant expense and expend material resources to investigate and correct the issue and to prevent recurrence, expose us to legal liabilities, including regulatory enforcement and indemnity obligations, which could have a material adverse effect on our business, financial condition or results of operations.

Generally, our practice is to encrypt certain sensitive data when it is in transit and at rest. However, we do not know whether our current practice will be deemed sufficient under applicable laws or whether new regulatory requirements or techniques used by bad actors might make our current practice insufficient. Moreover, the existence of encryption, in-and-of itself, is not a completely perfect security solution. If there is a breach of our computer systems and we know or suspect that certain personal data has been exfiltrated, accessed, or used inappropriately, we may need to inform the homeowners, guest, or others whose data was stolen, accessed, or used, relevant regulators such as state Attorneys General, and may be subject to enforcement action and significant fines and penalties. Further, under certain regulatory schemes, such as the CCPA, we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual. This means that in the event of a breach we could face government scrutiny or consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions of dollars.

Our information technology infrastructure may be vulnerable to computer viruses or physical or electronic intrusions that our security measures may not detect. We have experienced security incidents in the past, and we may face additional attempted security intrusions in the future. Any circumvention of our security measures could result in the misappropriation of confidential or proprietary information, interrupt our operations, result in financial loss, damage our computers or those of our homeowners and guests, or otherwise cause damage to our reputation and business. Further, the ability to bypass our information security controls could degrade our trust and safety programs, which could expose individuals to a risk of physical harm or violence.

We rely on third-party service providers, including financial institutions, to process some of our data and that of our homeowners and guests, including payment information, and any failure by such third parties to prevent or mitigate security breaches or improper access to, or disclosure of, such information could have adverse consequences for us, similar to an incident directly on our systems. We also, in the context of acquiring companies, sometimes receive transition services from the sellers of such companies and like our other service providers, any security-related failures by such providers may have similar adverse consequences for us.

We have acquired and will continue to acquire companies that are vulnerable to security breaches, and we may be responsible for any security breaches of these acquired companies. While we conduct due diligence of these companies, we do not have access to the full operating history of the companies and cannot be certain there have not been security breaches prior to our acquisition. In addition, our diligence may not discover all issues with the security safeguards, policies and procedures of such acquired companies, and it may take time to improve the security safeguards, policies and procedures of such companies, so we cannot be certain that there will not be a security breach after our acquisition.

Laws in all states and U.S. territories require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security breaches affecting personal information. Such laws are inconsistent, and compliance in the event of a widespread security breach is complex and costly and may be difficult to implement. Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security breach or that the insurer will not deny coverage of any future claim. Security breaches also could harm our reputation and result in litigation against us. Any of these results could have a material adverse effect on our business, results of operations, and financial condition.

We expend, and expect to continue to expend, significant resources to protect against security related incidents and address problems caused by such incidents. Even if we were to expend more resources, regulators and complainants may not deem our efforts sufficient, and regardless of the expenditure, the risk of security related incidents cannot be fully mitigated. Any actual or alleged security breaches or alleged violations of federal, state, or foreign laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deter people from using our platform; damage our brand and reputation; force us to cease operations for some length of time; and materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputation harm. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.

We rely primarily on Amazon Web Services to host and deliver our platform, and on a number of other third-party service providers in connection with other key aspects of our platform and operations, and any interruptions or delays in services from these third parties could impair the delivery of our platform and services, and materially adversely affect our business, results of operations, and financial condition could be materially adversely affected.

We rely primarily on Amazon Web Services (AWS) in the United States and abroad to host and deliver our platform. Third parties also provide services to key aspects of our operations, including Internet connections and networking, data storage and processing, trust and safety, security infrastructure, source code management, and software testing and deployment. In addition, we rely on third parties for many aspects of our payments processing platform and a significant portion of our customer support operations are conducted by third parties at their facilities. We also rely on third-party services for maps and location data that are core to the functionality of our platform, and we integrate applications, content, and data from third parties to deliver our platform and services.

We do not control the operation, physical security, or data security of any of these third-party providers. Despite our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers, such efforts may be insufficient or inadequate to prevent or remediate such risks. Our third-party providers, including our cloud computing providers and our payment processing providers, may be subject to intrusions, computer viruses, denial-of-service attacks, sabotage, ransomware attacks, acts of vandalism, acts of terrorism, and other misconduct. Our third-party providers are also vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events, and they may be subject to financial, legal, regulatory, and labor issues, each of which may impose additional costs or requirements on us or prevent these third parties from providing services to us or our customers on our behalf. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail to or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our platform and services, increase prices, impose additional costs or requirements on us or our customers, or give preferential treatment to our competitors. If we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, we may be subject to business disruptions, losses, or costs to remediate any of these deficiencies. Our systems currently do not provide complete redundancy of data storage or processing, including payment processing. Although we are in the process of developing comprehensive business continuity and disaster recovery plans for all of our operations, there is no guarantee that such plans will be effective. The occurrence of any of the above events could result in homeowners or guests ceasing to use our platform, reputational damage, legal or regulatory proceedings, or other adverse consequences, which could materially adversely affect our business, results of operations, and financial condition.

Our platform is highly complex, and any undetected errors could materially adversely affect our business, results of operations, and financial condition.

Our platform is a complex system composed of many interoperating components and software. Our business is dependent upon our ability to prevent system interruption on our platform. Our software, including open source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code have not been and may not be discovered until after the code has been released. We have, from time to time, found defects or errors in our system and software limitations that have resulted in, and may discover additional issues in the future that could result in, platform unavailability or system disruption. For example, defects or errors have resulted in and could result in the delay in making payments to homeowners or overpaying or underpaying homeowners, which would impact our cash position and may cause homeowners to lose trust in our payment operations. Any errors, bugs, or vulnerabilities discovered in our code or systems released to production or found in third-party software, including open source software that is incorporated into our code, any misconfigurations of our systems, or any unintended interactions between systems could result in poor system performance, an interruption in the availability of our platform, incorrect payments, negative publicity, damage to our reputation, loss of existing and potential homeowners and guests, loss of revenue, liability for damages, a failure to comply with certain legal, regulatory or tax reporting obligations, and regulatory inquiries or other proceedings, any of which could materially adversely affect our business, results of operations, and financial condition.

System capacity constraints, system or operational failures, or denial-of-service or other attacks could materially adversely affect our business, results of operations, and financial condition.

Since our founding, we have experienced rapid growth in consumer traffic to our platform. If our systems and network infrastructure cannot be expanded or are not scaled to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer satisfaction, and delays in the introduction of new offerings and tiers. It may be particularly difficult for us to manage these issues during the COVID-19 pandemic, as a result of which few, if any, of our employees are physically present in our headquarters.

Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located on the West Coast of the United States. Our systems and operations are vulnerable to damage or interruption from human error, computer viruses, earthquakes, floods, fires, power loss, and similar events. A catastrophic event that results in the destruction or disruption of our headquarters, any third-party cloud facilities, or our critical business or information technology systems could severely affect our ability to conduct normal business operations and result in lengthy interruptions or delays of our platform and services.

Our systems and operations are also subject to break-ins, sabotage, intentional acts of vandalism, terrorism, and similar misconduct from external sources and malicious insiders. Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced denial-of- service attacks on our systems that have made portions of our platform slow or unavailable for periods of time. There are numerous other potential forms of attack, such as phishing, account takeovers, malicious code injections, ransomware, and the attempted use of our platform to launch a denial-of-service attack against another party, each of which could cause significant interruptions in our operations or involve us in legal or regulatory proceedings. Accordingly, reductions in the availability and response time of our online platform could cause loss of substantial business volumes during the occurrence of any such attack on our systems and measures that we may take to divert suspected traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced and available. Successful attacks could result in negative publicity and damage to our reputation, and could prevent consumers from booking or visiting our platform during the attack, any of which could materially adversely affect our business, results of operations, and financial condition.

In the event of certain system failures, we may not be able to switch to back-up systems immediately and the time to full recovery could be prolonged. We have experienced system failures from time to time, which have not only placed increased burdens on our engineering staff, but these outages can create, and have created, a significant amount of consumer questions and complaints that need to be addressed by our customer support team. Any unscheduled interruption in our service could result in an immediate and significant loss of revenue, an increase in customer support costs, and harm to our reputation, and could result in some consumers switching to our competitors. If we experience frequent or persistent system failures, our brand and reputation could be permanently and significantly harmed, and our business, results of operations, and financial condition could be materially adversely affected. While we have taken and continue to take steps to increase the reliability and redundancy of our systems, these steps are expensive and may not be completely effective in reducing the frequency or duration of unscheduled downtime. We do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

In addition, we use both internally developed systems and third-party systems to operate our platform, including transaction and payment processing, and financial and accounting systems. If the number of consumers using our platform increases substantially, or if critical third-party systems stop operating as designed, we may need to significantly upgrade, expand, or repair our transaction and payment processing systems, financial and accounting systems, and other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and depending on the systems affected, our transaction and payment processing, and financial and accounting systems could be impacted for a meaningful amount of time, which could materially adversely affect our business, results of operations, and financial condition.

Our business depends on the performance and reliability of the Internet, mobile, telecommunications network operators, and other infrastructures that are not under our control. As consumers increasingly turn to mobile devices, we also become dependent on consumers’ access to the Internet through mobile carriers and their systems. Disruptions in Internet access, whether generally, in a specific region or otherwise, could materially adversely affect our business, results of operations, and financial condition.

The continued proliferation of devices and platforms other than desktop computers creates challenges. If we are unable to operate effectively on these platforms, our business, results of operations, and financial condition could be materially adversely affected.

We anticipate that consumer use of mobile devices and platforms other than desktop computers will continue to grow and that usage of desktop computers will continue to decline, especially in certain regions of the world experiencing the highest rate of Internet adoption. The functionality and user experiences associated with these alternative devices, such as a smaller screen size or lack of a screen, may make the use of our platform through such devices more difficult than through a desktop computer, lower the use of our platform, and make it more difficult for our homeowners to upload content to our platform. In addition, consumer purchasing patterns can differ on alternative devices, and it is uncertain how the continued proliferation of mobile devices will impact the use of our platform and services. Mobile consumers may also be unwilling to download multiple apps from multiple companies providing similar services meaning that such consumers may opt to use one of our competitors’ services instead of ours. As a result, brand recognition and the consumer experience with our mobile app will likely become increasingly important to our business. In addition, these new modalities create opportunities for device or systems companies, such as Amazon, Apple, and Google, to control the interaction with our consumers and disintermediate existing platforms such as ours.

We need to provide solutions for consumers who are limited in the size of the app they can support on their mobile devices and address latency issues in countries with lower bandwidth for both desktop and mobile devices. Because our platform contains data-intensive media, these issues are exacerbated. As new devices, operating systems, and platforms continue to be released, it is difficult to predict the problems we may encounter in adapting our offerings and features to them, and we may need to devote significant resources to the creation, support, and maintenance of our offerings and features.

Our success will also depend on the interoperability of our offerings with a range of third-party technologies, systems, networks, operating systems, and standards, including iOS and Android; the availability of our mobile apps in app stores and in “super-app” environments; and the creation, maintenance, and development of relationships with key participants in related industries, some of which may also be our competitors. In addition, if accessibility of various apps is limited by executive order or other government actions, the full functionality of devices may not be available to our customers. Moreover, third-party platforms, services and offerings are constantly evolving, and we may not be able to modify our platform to assure its compatibility with those of third parties. If we lose such interoperability, we may experience difficulties or increased costs in integrating our offerings into alternative devices or systems, or manufacturers or operating systems elect not to include our offerings, make changes that degrade the functionality of our offerings, or give preferential treatment to competitive products, the growth of our community and our business, results of operations, and financial condition could be materially adversely affected. This risk may be exacerbated by the frequency with which consumers change or upgrade their devices. In the event consumers choose devices that do not already include or support our platform or do not install our mobile apps when they change or upgrade their devices, our traffic and homeowner and guest engagement may be harmed.

If we are unable to adapt to changes in technology and the evolving demands of homeowners and guests, our business, our brand, market share, results of operations, and financial condition could be materially adversely affected.

The industries in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new offering announcements, introductions, and enhancements, and changing consumer demands and preferences. Our future success will depend, in part, on our ability to adapt our platform and services to evolving industry standards and local preferences and to continually innovate and improve the performance, features, and reliability of our platform and services in response to competitive offerings and the evolving demands of homeowners and guests. We believe our future success will also depend on our ability to adapt to emerging technologies such as tokenization, cryptocurrencies, new authentication technologies, such as biometrics, distributed ledger and blockchain technologies, artificial intelligence, virtual and augmented reality, and cloud technologies. As a result, we intend to continue to spend significant resources maintaining, developing, and enhancing our technologies and platform; however, these efforts may be more costly than expected and may not be successful. For example, we may not make the appropriate investments in new technologies, which could materially adversely affect our business, results of operations, and financial condition. Further, technological innovation often results in unintended consequences such as bugs, vulnerabilities, and other system failures. Any such bug, vulnerability, or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

Furthermore, in the future the competitive pressure to innovate could encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Our current and potential competitors range from large and established companies to emerging start-ups. Emerging start-ups may be able to innovate and focus on developing a new product or service faster than we can or may foresee consumer need for new services or technologies before we do. Some of our larger competitors or potential competitors have more resources or more established or varied relationships with consumers than we have, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development and competing aggressively for highly-skilled employees.

In addition, the widespread adoption of new internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure to these new technologies, which could adversely affect our business, results of operations, and financial condition. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our consumer acquisition costs or otherwise adversely affect our business, and therefore adversely affect our brand, market share, results of operations, and financial condition.

If we do not adequately protect our intellectual property rights and our data, our business, results of operations, and financial condition could be materially adversely affected.

We hold a broad collection of intellectual property rights related to our brand; certain content and design elements on our platform; inventions and knowhow related to our platform, services, and research and development efforts; an extensive repository of wholly-owned audio and visual assets; marketing and promotional concepts and materials; a collection of editorial content; and certain entertainment-related assets. This includes registered domain names, registered and unregistered trademarks, service marks, copyrights, patents and patent applications, trade secrets, licenses of intellectual property rights of various kinds, and other forms of intellectual property rights in the United States and in a number of countries around the world. In addition, to further protect our proprietary rights, from time to time, we have purchased trademarks, domain name registrations, patents, copyrights, and other intellectual property and intellectual property rights from third parties. In the future, we may acquire or license additional patents or patent portfolios, or other intellectual property assets and rights, from third parties, which could require significant cash expenditures.

We rely on a combination of trademark, patent, copyright, and trade secret laws, international treaties, our terms of service, other contractual provisions, user policies, restrictions on disclosure, technological measures, and confidentiality and inventions assignment agreements with our employees and consultants to protect our intellectual property assets from infringement and misappropriation. Our pending and future trademark, patent, domain name and copyright applications may not be approved.

We also rely on unpatented proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or obtain and use information that we regard as proprietary. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, and independent contractors to enter into confidentiality agreements. However, such agreements may not be enforceable in full or in part in all jurisdictions and any breach could have a negative effect on our business and our remedy for such breach may be limited. The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. As such, we cannot guarantee that the steps taken by us will prevent unauthorized use or infringement or misappropriation of our technology. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our business would be materially adversely affected.

Furthermore, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. As such, there can be no assurance that others will not offer technologies, products, services, features, or concepts that are substantially similar to ours and compete with our business, or copy or otherwise obtain, disclose and/or use our brand, content, design elements, creative, editorial, and entertainment assets, or other proprietary information without authorization.

We may be unable to prevent third parties from seeking to register, acquire, or otherwise obtain or maintain trademarks, service marks, domain names, or social media handles that are similar to, infringe upon, violate, or diminish the value of our trademarks, service marks, copyrights, and our other proprietary rights. Third parties have also obtained or misappropriated certain of our data through website scraping, robots, aggregating our data for their internal use, or by featuring or providing our data through their respective websites, and/or launch businesses monetizing this data. While we routinely employ technological, operational, and legal measures in an attempt to divert, halt, or mitigate such operations, we may not always be able to detect or halt the underlying activities as technologies used to accomplish these operations continue to rapidly evolve.

Our intellectual property assets and rights are essential to our business. If the protection of our proprietary rights and data is inadequate to prevent unauthorized infringement, use, violation or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our branding technologies, offerings, or features or methods of operations. Even if we do detect infringements, violations or misappropriations and decide to enforce our rights, litigation may be necessary to enforce our rights, and any enforcement efforts we undertake could be time-consuming and expensive, could divert our management’s attention, and may result in a court determining that certain of our intellectual property rights are unenforceable. If we fail to protect our intellectual property and data in a cost-effective and meaningful manner, our competitive standing could be harmed; our homeowners, guests, other consumers, and corporate and community partners could devalue the content of our platform; and our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

We have been, and may in the future be, subject to claims that we or others violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations, and financial condition.

Companies in technology industries own large numbers of patents, copyrights, trademarks and trade secrets, as well as domain names, and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. The Internet and technology industries are characterized by significant creation and protection of intellectual property rights and by frequent litigation based on allegations of infringement, misappropriation, or other violations of such intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents, registered or unregistered trademarks, domain names and copyrights, and applications for the foregoing, that such holders allege cover significant aspects of our platform, technologies, content, branding, or business methods. Moreover, companies in the Internet and technology industries are frequent targets of practicing and non-practicing entities and cyber-squatters seeking to profit from royalties in connection with grants of licenses or settlement of claims. Like many other companies in the Internet and technology industries, we sometimes enter into agreements which include indemnification provisions related to intellectual property which can subject us to costs and damages in the event of a claim against an indemnified third party.

We have received in the past, and may receive in the future, communications from third parties, including practicing and non-practicing entities, claiming that we have infringed, misused, or otherwise misappropriated their intellectual property rights, including alleged patent infringement. Additionally, we have been, and may in the future be, involved in claims, suits, regulatory proceedings, and other proceedings involving alleged infringement, misuse, or misappropriation of third-party intellectual property rights, or relating to our intellectual property holdings and rights. While a number of the infringement claims raised against us have been based on our use or implementation of third-party technologies for which those third parties have been required to defend against the claims on our behalf and indemnify us from liability, intellectual property claims against us, regardless of merit, could be time consuming and expensive to litigate or settle and could divert our management’s attention and other resources. See the section titled “Information About the Company — Legal Proceedings” for additional information.

Claims involving intellectual property could subject us to significant liability for damages and could result in our having to stop using certain technologies, content, branding, domain names or business methods or practices found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-

infringing technology, content, branding, business methods, or practices. The development of alternative non-infringing technology or practices could require significant effort and expense and make us less competitive, or may not be technically feasible. Any of these results could materially adversely affect our ability to compete and our business, results of operations, and financial condition.

Furthermore, we may introduce new offerings or changes to existing offerings or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, and other intellectual property rights claims from competitors, other practicing entities, and non-practicing entities. Similarly, our exposure to risks associated with various intellectual property claims may increase as a result of acquisitions of other companies. Third parties may make infringement and similar or related claims after we have acquired a company or technology that had not been asserted prior to the acquisition. As a result, our business, results of operations, and financial condition could be materially and adversely affected as a result of the occurrence of any of the foregoing.

Our use of “open source” software could adversely impact the value or enforceability of our intellectual property in proprietary software, and materially adversely affect our business, results of operations, and financial condition, and affect our ability to offer our platform and services and subject us to costly litigation and other disputes.

We have in the past incorporated and may in the future incorporate “open source” software into our codebase as we continue to develop our platform and services. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. The use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Open source software is generally licensed by its authors or other third parties under open source licenses. Some of these licenses (often called “copyleft” or “viral” licenses) contain requirements that could cause us to make available the source code of the modifications or derivative works that we create based upon the licensed open source software, and require that we license such modifications or derivative works under the terms of a particular open source license granting third parties certain rights of further use. By the terms of such open source licenses, we could also be required to release the source code of our proprietary products or services, and to make our proprietary products or services available under open source licenses, if we combine and/or distribute our proprietary software with such open source software in a manner that triggers the obligation of the license. In addition to using open source software, we also license to others some of our software through open source projects. If our own software contains viral or copyleft open source code, it could require us to make the source code publicly available, and therefore could limit our ability to protect our intellectual property rights with respect to that software. From time to time, companies that use open source software have faced claims challenging the use of open source software or compliance with open source license terms. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As such, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms, including claims for infringement of intellectual property rights or for breach of contract. If we receive an allegation that we have violated an open source license, we may incur significant legal expenses, be subject to damages, be required to redesign our product to remove the open source software or may be required to publicly release certain portions of our proprietary source code, all of which could have a material impact on our business. Even in the absence of a claim, if we discover the use of open source software inconsistent with our practices, we could expend significant time and resources to replace the open source software or obtain a commercial license, if available. All of these risks are heightened by the fact that the ownership of or disclosure requirements regarding open source software can be uncertain, leading to litigation, and many of the licenses applicable to open source software have not been interpreted by courts, and these licenses could be construed to impose unanticipated conditions or restrictions on our ability to commercialize our products. Any use of open source software inconsistent with our policies or licensing terms could harm our business and financial position.

While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our proprietary source code, there is a risk that we may incorporate open source software with unfavorable licensing terms, including the obligation to make our source code available for others to use or modify without compensation to us, or inadvertently use open source software, which is fairly common in software development in the Internet and technology industries. Such inadvertent use of open source software could expose us to claims of non-compliance with the applicable terms of the underlying licenses, which could lead to unforeseen business disruptions, including being restricted from offering parts of our product that incorporate the software, being required to publicly release proprietary source code, being required to re-engineer parts of our code base to comply with license terms, or being required to extract the open source software at issue. Our exposure to these risks may be increased as a result of evolving our core source code base, introducing new offerings, integrating acquired-company technologies, or making other business changes, including in areas where we do not currently compete. Any of the foregoing could adversely impact the value or enforceability of our intellectual property, and materially adversely affect our business, results of operations, and financial condition.

Risks Related to Other Legal, Regulatory and Tax Matters

Laws, regulations, and rules that affect the short-term rental business have limited and may continue to limit the ability or willingness of homeowners to rent through Vacasa and expose our homeowners or us to significant penalties, which have had and could continue to have a material adverse effect on our business, results of operations, and financial condition.

There have been and continue to be legal and regulatory developments that affect the short-term rental business. Hotels and groups affiliated with hotels have engaged and will likely continue to engage in various lobbying and political efforts for stricter regulations governing our business model in both local and national jurisdictions. Other private groups, such as homeowners, landlords, and condominium and neighborhood associations, have adopted contracts or regulations that purport to ban or otherwise restrict short-term or seasonal vacation rentals, and third-party lease agreements between landlords and tenants, home insurance policies, and mortgages may prevent or restrict the ability of homeowners to list their spaces. These groups and others cite concerns around affordable housing and over-tourism in major cities, and some state and local governments have implemented or have considered implementing rules, ordinances, or regulations governing the short-term rental of properties. Such regulations include ordinances that restrict or ban homeowners from short-term rentals, set annual caps on the number of days homeowners can share their homes, require homeowners to register with the municipality or city, or require homeowners to obtain permission before offering short-term rentals. In addition, some jurisdictions regard short-term rental as “hotel use” and claim that such use constitutes a conversion of a residential property to a commercial property requiring a permitting process.

Macroeconomic pressures and public policy concerns could continue to lead to new laws and regulations, or interpretations or reinterpretations of existing laws and regulations, that limit the ability of homeowners to rent out their homes. If laws, regulations, rules, or agreements significantly restrict or discourage homeowners in certain jurisdictions from renting their properties, it would have a material adverse effect on our business, results of operations, and financial condition.

While a number of cities and countries have implemented legislation to address short-term rentals, there are many others that have not addressed or are not yet explicitly enforcing short-term rental laws, and could follow suit and enact or enforce regulations. New laws, regulations, government policies, or changes in their interpretations or changes in enforcement of laws in the markets where we operate could present significant challenges and uncertainties. In the event of any such changes, we may be unable to operate in some jurisdictions, our short-term rental properties could be limited, current and future rental listings and bookings could decline significantly, and our relationship with our homeowners and guests could be negatively impacted, which would have a materially adverse effect on our business, results of operations, financial condition and reputation.

Certain jurisdictions have adopted laws and regulations that seek to impose lodging taxes, often known as transient or occupancy taxes, on our guests, collection and remittance obligations on our homeowners and/or us, and withholding obligations on us, as more fully described in our risk factor titled “Uncertainty in the application of taxes to our homeowners, guests, or platform could increase our tax liabilities and may discourage homeowners and guests from conducting business on our platform.” In addition, we are subject to regulations with respect to short-term rentals, owner registration, licensing, and other requirements for the listing of accommodations, such as real estate broker or agent licenses and travel agency licenses in some jurisdictions. We could be held liable and incur significant financial and potential criminal penalties if we are found to have not complied with any of these requirements.

We have historically not taken an active role in advocacy but we may in the future determine that it is necessary for us to defend against the application of laws and regulations that limit our ability to do business and we cannot guarantee we would be successful in those efforts. Further, if we or our homeowners and guests were required to comply with laws and regulations, government requests, or agreements with government agencies that adversely impact our relations with homeowners and guests, our business, results of operations, and financial condition would be materially adversely affected. Moreover, if we enter an agreement with a government or governmental agency to resolve a dispute, the terms of such agreement will likely be publicly available and could create a precedent that may put us in a weaker bargaining position in future disputes with other governments.

We are subject to a wide variety of complex, evolving, and sometimes inconsistent and ambiguous laws and regulations that may adversely impact our operations and discourage homeowners and guests from using our services, and that could cause us to incur significant liabilities including fines and criminal penalties, which could have a material adverse effect on our business, results of operations, and financial condition.

Complying with the laws and regulations of different jurisdictions that impose varying standards and requirements is burdensome for businesses like ours, imposes added cost, increases potential liability to our business, and makes it more difficult to realize business efficiencies and economies of scale. For example, we incur significant operational costs to comply with requirements of jurisdictions and cities that have disparate requirements around tax collection, tax reporting, owner registration, limits on lengths of stays, and other regulations, each of which require us to dedicate significant resources to provide the infrastructure and tools needed on and outside our platform for our homeowners to meet these legal requirements and for us to fulfill any obligations we may have. The complexity of our services and changes required to comply with the large number of disparate and constantly evolving requirements can lead to compliance gaps if our internal resources cannot keep up with the pace of regulatory change and new requirements imposed on our platform or services, or if our platform does not work as intended or has errors or bugs, or if the manual processes we put in place to comply with certain requirements are not followed properly or at all.

While we endeavor to monitor the changing legal landscape relating to short term rentals, it may be difficult or impossible for us to investigate or evaluate laws or regulations in all cities, countries, and regions in which we do business. The application of existing laws and regulations to our business and platform can be unclear, may be difficult for homeowners, guests, and us to understand and apply, and are subject to change, as governments or government agencies seek to apply legacy systems of laws or adopt new laws to new online business models in the travel and accommodations industries, including ours. Uncertain and unclear application of such laws and regulations to homeowner and guest activity and our platform and services could cause and has caused some homeowners and guests to leave or choose not to use our platform, reduce supply and demand for our platform and services, increase the costs of compliance with such laws and regulations, and increase the threat of litigation or enforcement actions related to our platform and services, all of which would materially adversely affect our business, results of operations, and financial condition. See also our risk factor titled “We could face liability for information or content on or accessible through, our platform.”

There are laws that apply to us, and there are laws that apply to our homeowners and/or guests. While we require our homeowners and guests to comply with their own independent legal obligations under our contracts, we have limited means of enforcing or ensuring the compliance of our homeowners and guests with all applicable legal requirements. Certain governments have attempted, and may attempt in the future, to hold us responsible for laws that apply to our homeowners and/or guests. Whether applicable to us, our homeowners, and/or our guests, the related consequences arising out of such laws and regulations, including costs of complying with audits, and penalties for violations of and costs to maintain compliance with such laws and regulations, have had and could continue to have a material adverse effect on our reputation, business, results of operations, and financial condition.

We take certain measures to comply and to help homeowners comply with laws and regulations, such as requiring registration numbers to be displayed on a listing profile for listings in some jurisdictions where such registration is required. These measures, changes to them, and any future measures we adopt could increase friction on our platform, and reduce the number of listings available on our platform from homeowners and bookings by guests, and could reduce the activity of homeowners and guests on our platform. We may be subject to additional laws and regulations which could require significant changes to our platform that discourage homeowners and guests from using our platform.

In addition to laws and regulations directly applicable to the short-term rental business as discussed in our risk factor titled “Laws, regulations, and rules that affect the short-term rental business have limited and may continue to limit the ability or willingness of homeowners to rent through Vacasa and expose our homeowners or us to significant penalties, which have had and could continue to have a material adverse effect on our business, results of operations, and financial condition,” we are subject to laws and regulations governing our business practices, the Internet, e-commerce, and electronic devices, including those relating to taxation, privacy, data protection, pricing, content, advertising, discrimination, consumer protection, protection of minors, copyrights, distribution, messaging, mobile communications, electronic device certification, electronic waste, electronic contracts, communications, Internet access, competition, and unfair commercial practices. We are also subject to laws and regulations governing the provision of online payment services, the design and operation of our platform, and the operations, characteristics, and quality of our platform and services.

We are also subject to federal, state, local, and foreign laws regulating employment, employee working conditions, including wage and hour laws, employment dispute and employee bargaining processes, collective and representative actions, and other employment compliance requirements.

As a result of the COVID-19 pandemic, many jurisdictions have also adopted laws, rules, regulations, and/or decrees intended to address the COVID-19 pandemic, including implementing travel restrictions or restricting access to city centers or limiting accommodation offerings in surrounding areas. In addition, many jurisdictions have limited social mobility and gatherings. As the COVID-19 pandemic continues, governments, corporations, and other authorities may continue to implement restrictions or policies that could further restrict the ability of our homeowners and guests to participate on our platform.

There is increased governmental interest in regulating technology companies in a number of areas including privacy, tax, data localization and data access, algorithm-based discrimination, and competition. In addition, climate change and greater emphasis on sustainability could lead to regulatory efforts to address the carbon impact of housing and travel. As a result, governments may enact new laws and regulations and/or view matters or interpret laws and regulations differently than they have in the past, and in a manner that could materially adversely affect our business, results of operations, and financial condition.

Any new or existing laws and regulations applicable to existing or future business areas, including amendments to or repeal of existing laws and regulations, or new interpretations, applications, or enforcement of existing laws and regulations, could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and materially adversely impact bookings on our platform, thereby materially adversely affecting our business, results of operations, and financial condition. Our current and future efforts to influence legislative and regulatory proposals have an uncertain chance of success, could be limited by laws regulating lobbying or advocacy activity in certain jurisdictions, and even if successful, could be expensive and time consuming, and could divert the attention of management from our core business operations.

We rely on a mix of independent contractors and employees to provide operational services to us, and any potential reclassification of independent contractors as deemed employees could adversely affect our business, results of operations and financial condition.

We rely on a mix of independent contractors and employees to provide operational services to our business. The state of the law regarding independent contractor status varies from jurisdiction to jurisdiction and is subject to change based on court decisions and regulation. Regulatory authorities and other parties have increasingly asserted within several industries that certain independent contractors should be classified as employees. As a result, there is significant uncertainty regarding the future of the worker classification regulatory landscape. It is possible that legislative, judicial and regulatory (including tax) authorities may introduce proposals or assert interpretations of existing rules and regulations that would change the classification of a significant number of independent contractors doing business with us from independent contractor to employee. In addition, we could also be involved in lawsuits and claims that assert that certain independent contractors should be classified as our employees. Adverse determinations regarding the status of any of our independent contractors, or the enactment of rules and regulations (or changes in the interpretations of existing rules and regulations) that lead to the reclassification of such independent contractors as employees, would result in a significant increase in employment-related costs, such as wages, benefits and taxes, and may subject us to potential penalties, any of which would adversely affect our business, results of operations and financial condition.

We are subject to regulatory audits, inquiries, litigation, and other disputes from time to time which have in the past materially adversely affected, and may in the future materially adversely affect, our business, results of operations, and financial condition.

We have been, and expect to continue to be, a party to various legal and regulatory claims, litigation or pre- litigation disputes, and proceedings arising in the normal course of business. The number and significance of these claims, disputes, and proceedings have increased as our company has grown larger, the number of bookings has increased, awareness of our brand has grown, our presence on well-known platforms has increased, and the scope and complexity of our business has expanded, and we expect the number and significance of these claims, disputes and proceedings will continue to increase in the future.

We have been, and expect to continue to be, subject to various government audits, inquiries, investigations, and proceedings related to legal and regulatory requirements such as compliance with laws related to short-term rentals, tax, consumer protection, pricing, advertising, discrimination, data protection, data sharing, payment processing, privacy, and competition. In many cases, these inquiries, investigations, and proceedings can be complex, time consuming, costly to investigate, and require significant company and management attention. For certain matters, we are implementing recommended changes to our products, operations, and compliance practices and removal of noncompliant listings and homes from our service. We are unable to predict the outcomes and implications of such audits, inquiries, investigations, and proceedings on our business, and such audits, inquiries, investigations, and proceedings could result in large fines and penalties, require changes to our products and operations, restrict our ability to operate in certain regions and materially adversely affect our brand, reputation, business, results of operations, and financial condition. In some instances, applicable laws and regulations do not yet exist or are being adapted and implemented to address certain aspects of our business, and such adoption or change in their interpretation could further alter or impact our business and subject us to future government audits, inquiries, investigations, and proceedings.

Legal claims have been asserted against us for alleged discriminatory conduct undertaken by homeowners against certain guests (such as conduct relating to acceptance of service animals), and for our own platform policies or business practices. Changes to the interpretation of the applicability of fair housing, civil rights or other statutes to our business or the conduct of our users could materially adversely impact our business, results of operations, and financial condition. We may also become more vulnerable to third-party claims as U.S. laws such as the Digital Millennium Copyright Act (DMCA) and the Stored Communications Act, and non-U.S. laws such as the European E-Commerce Directive, are interpreted by the courts or otherwise modified or amended, as our platform and services to our homeowners and guests continue to expand, and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable.

In addition, we face claims and litigation relating to fatalities, shootings, other violent acts, illness (including COVID-19), cancellations and refunds, personal injuries, property damage, carbon monoxide incidents, and privacy violations that occurred in connection with a rental through our platform. We also have faced putative class action litigation and government inquiries, and could face additional litigation and government inquiries and fines relating to our business practices, cancellations and other consequences due to natural disasters or other unforeseen events beyond our control such as wars, regional hostilities, health concerns, including epidemics and pandemics such as COVID-19, or law enforcement demands and other regulatory actions.

In addition, in the ordinary course of business, disputes may arise because we are alleged to have infringed third parties’ intellectual property or in which we agree to provide indemnification to third parties with respect to certain matters, including losses arising from our breach of such agreements or from intellectual property infringement claims, or where we make other contractual commitments to third parties. We also have indemnification agreements with certain of our directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We may be subject to litigation stemming from these obligations.

Adverse results in any regulatory audit, inquiry, litigation, legal proceedings, or claims may include awards of potentially significant monetary damages, including statutory damages for certain causes of action in certain jurisdictions, penalties, fines, injunctive relief, royalty or licensing agreements, or orders preventing us from offering certain services. Moreover, many regulatory audits, inquiries, litigation, legal proceedings, or claims are resolved by settlements that can include both monetary and nonmonetary components. Adverse results or settlements may result in changes in our business practices in significant ways, increased operating and compliance costs, and a loss of revenue. In addition, any litigation or pre-litigation claims against us, whether or not meritorious, are time consuming, require substantial expense, and result in the diversion of significant operational resources. We use various software platforms that in some instances have limited functionality which may impede our ability to retrieve records in the context of a governmental audit, inquiry or litigation. In addition, our insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. As we continue to grow, regulatory audits, inquiries, litigation, legal proceedings, and other claims will continue to consume significant company resources and adverse results in future matters could materially adversely affect our business, results of operations, and financial condition.

We could face liability for information or content that is on, or accessible through, our platform.

We could face claims relating to information or content that is published or made available on our platform. We generally manage the content that is posted on our site as part of our property management services. As such, we are exposed to potential claims of defamation, disparagement, negligence, warranty, personal harm, intellectual property infringement, and other alleged damages that could be asserted against us, in addition to our homeowners and guests.

While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA and the fair-use doctrine in the United States, differences among statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or may create uncertainty regarding liability for information or content on our platform. Moreover, regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for information or content available on our platform.

Because liability often flows from information or content on our platform and/or services accessed through our platform, as we continue to expand our offerings, tiers, and scope of business, both in terms of the range of offerings and services and geographical operations, we may face or become subject to additional or different laws and regulations. Our potential liability for information or content created by third parties and posted to our platform could require us to implement additional measures to reduce our exposure to such liability, may require us to expend significant resources, may limit the desirability of our platform to homeowners and guests, may cause damage to our brand and reputation, and may cause us to incur time and costs defending such claims in litigation, thereby materially adversely affecting our business, results of operations, and financial condition.

In the European Union, the Consumer Rights Directive and the Unfair Commercial Practices Directive harmonized consumer rights across the EU member states. If consumer protection regulators find that we are in breach of consumer protection laws, we may be fined or required to change our terms and processes, which may result in increased operational costs. Consumers and certain consumer protection associations may also bring individual claims against us if they believe that our terms and/or business practices are not in compliance with local consumer protection laws. Currently, class actions may also be brought in certain countries in the European Union, and the Collective Redress Directive will extend the right to collective redress across the European Union.

We are subject to governmental economic and trade sanctions laws and regulations that limit the scope of our offering. Additionally, failure to comply with applicable economic and trade sanctions laws and regulations could subject us to liability and negatively affect our business, results of operations and financial condition.

We are required to comply with economic and trade sanctions administered by governments where we operate, including the U.S. government (including without limitation regulations administered and enforced by the Office of Foreign Assets Control (OFAC) and the U.S. Department of State). These economic and trade sanctions prohibit or restrict transactions to or from or dealings with certain specified countries, regions, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially-designated, such as individuals and entities included on OFAC’s List of Specially Designated Nationals (SDN List) or other sanctions measures. Any future economic and trade sanctions imposed in jurisdictions where we have significant business could materially adversely impact our business, results of operations, and financial condition. Our ability to track and verify transactions and otherwise comply with these regulations require a high level of internal controls, and we cannot guarantee that we have not engaged in dealings with persons sanctioned under applicable sanctions laws. Any non-compliance with economic and trade sanctions laws and regulations or related investigations could result in claims or actions against us and materially adversely affect our business, results of operations, and financial condition. As our business continues to grow and regulations change, we may be required to make additional investments in our internal controls or modify our business.

We have operations in countries known to experience high levels of corruption and any violation of anti-corruption laws could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act (FCPA) and other laws in the United States and elsewhere that prohibit improper payments or offers of payments to foreign governments and their officials, political parties, state-owned or controlled enterprises, and/or private entities and individuals for the purpose of obtaining or retaining business. We have operations in and deal with countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, contractors, agents, or users that could be in violation of various laws, including the FCPA and anti-bribery laws in these countries. We have implemented policies, procedures, systems, and controls designed to ensure compliance with applicable laws and to discourage corrupt practices by our employees, consultants, and agents, and to identify and address potentially impermissible transactions under such laws and regulations; however, our existing and future safeguards, including training and compliance programs to discourage corrupt practices by such parties, may not prove effective, and we cannot ensure that all such parties, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible. Additional compliance requirements may require us to revise or expand our compliance programs, including the procedures we use to monitor international and domestic transactions. Failure to comply with any of these laws and regulations may result in extensive internal or external investigations as well as significant financial penalties and reputational harm, which could materially adversely affect our business, results of operations, and financial condition.

Uncertainty in the application of taxes to our homeowners, guests, or platform could increase our tax liabilities and may discourage homeowners and guests from conducting business on our platform.

We are subject to a variety of taxes and tax collection obligations in the United States (federal, state, and local) and several foreign jurisdictions. New or revised foreign, federal, state, or local tax regulations may subject us or our homeowners and guests to additional indirect taxes, such as lodging, hotel, sales and use, privilege, excise, VAT, goods and services, harmonized sales, business, and gross receipt (together, “indirect taxes”), income, and other taxes, and depending upon the jurisdiction could subject us or our homeowners and guests to significant monetary penalties and fines for non-payment of taxes. Any additional tax expenses and other liabilities to which we or our homeowners and/or guests are subject would likely increase the cost of doing business for our homeowners, increase the price paid by guests, and may discourage homeowners and guests from using our platform, which would lead to a decline in revenue. As a result, our business, results of operations, and financial condition could be materially adversely affected by additional taxes of this nature or additional taxes or penalties resulting from our failure to comply with any reporting, collection, and payment obligations. We accrue a reserve for such taxes, and upon examination or audit, such reserves may be insufficient. We are currently subject to tax audit in several states, local jurisdictions, and in Spain.

The application of taxes, particularly indirect taxes, to activities such as ours and to our homeowners and guests is a complex and evolving issue. Laws and regulations relating to taxes as applied to our platform, and to our homeowners and guests, vary greatly among jurisdictions, and it is difficult or impossible to predict how such laws and regulations will be applied. We devote significant resources, including management time, to the application and interpretation of laws and working with various jurisdictions to clarify whether taxes are applicable and the amount of taxes that apply. The application of indirect taxes to our homeowners, guests, and our platform significantly increases our operational expenses as we build the infrastructure and tools to capture data and to report, collect, and remit taxes. The lack of uniformity in the laws and regulations relating to indirect taxes as applied further increases the operational and financial complexity of our systems and processes, and introduces potential for errors or incorrect tax calculations, all of which are costly to our business and results of operations. In addition, certain regulations may be so complex as to make it infeasible for us to be fully compliant. As our business operations expand or change, including as a result of introducing new or enhanced offerings, tiers or features, or due to acquisitions, the application of indirect taxes to our business and to our homeowners and guests will further change and evolve, and could further increase our liability for taxes, discourage homeowners and guests from using our platform, and materially adversely affect our business, results of operations, and financial condition.

We may have exposure to greater than anticipated tax liabilities.

The application of domestic and international income and non-income tax laws, rules and regulations to our business is subject to interpretation by the relevant taxing authorities. Given a focus on revenue generation, taxing authorities have become more aggressive in their enforcement of such laws, rules and regulations, resulting in increased audit activity and audit assessments, and legislation. The lack of uniformity in the laws and regulations relating to indirect taxes as applied to our business increases the operational and financial complexity of our systems and processes, and introduces potential for errors or incorrect tax calculations.

We are subject to regular review and audit by U.S. federal, state, local, and foreign tax authorities. As such, potential tax liabilities may exceed our current tax reserves or may require us to modify our business practices and incur additional cost to comply, any of which may have a material adverse effect on our business.

The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Our provision for income taxes is also determined by the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate.

Our tax positions or tax returns are subject to change, and therefore we cannot accurately predict whether we may incur material additional tax liabilities in the future, which would materially adversely affect our results of operations and financial condition.

Changes in tax laws or tax rulings could materially affect our business, results of operations, and financial condition.

The tax regimes we are subject to or operate under, including income and non-income (including indirect) taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially adversely affect our results of operations and financial condition.

In addition, we are subject to a variety of taxes and tax collection obligations in the United States (federal, state, and local) and numerous foreign jurisdictions. A number of jurisdictions have proposed or implemented new tax laws or interpreted existing laws to explicitly apply various taxes to businesses like ours. Laws and regulations relating to taxes vary greatly among jurisdictions, and it is difficult or impossible to predict how such laws and regulations will be applied. The application of indirect taxes to activities such as ours is a complex and evolving issue.

We may recognize additional tax expenses and be subject to additional tax liabilities, and our business, results of operations, and financial condition could be materially adversely affected by additional taxes of this nature or additional taxes or penalties resulting from our failure to comply with any reporting, collection, and payment obligations. We accrue a reserve for such taxes when the likelihood is probable that such taxes apply to us, and upon examination or audit, such reserves may be insufficient. New or revised taxes and, in particular, the taxes described above and similar taxes would generally increase the price paid by guests and could discourage guests from using our properties, and lead to a decline in revenue, and materially adversely affect our business, results of operations, and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We expect to have material net operating loss carryforwards for U.S. federal and state income tax purposes. As of December 31, 2021, our federal net operating loss carryforwards were approximately $144.7 million and our state net operating loss carryforwards were approximately $209.9 million. Realization of tax savings from these net operating loss carryforwards will depend on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future taxable income, which could materially adversely affect our results of operations and financial condition. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, to offset its post-change taxable income or tax liabilities may be limited. Similar rules may apply under state tax laws. We expect that our net operating losses will be subject to limitations under these rules (but are still evaluating the extent of such limitations), and we may experience ownership changes in the future because of shifts in our stock ownership, many of which are outside of our control. Our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset future U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us. In addition, tax benefits that we derive from certain tax attributes, including net operating losses, that are allocable to us as a result of the transactions undertaken in connection with the Closing are subject to the terms of, and may give rise to payments that we will be required to make under, the Tax Receivable Agreement, as discussed below.

Risks Related to our Organizational Structure

Our principal stockholders have significant influence over us, including over decisions that require the approval of stockholders, and their interests may conflict with yours.

The Silver Lake Stockholders, the Riverwood Stockholders, the Level Equity Stockholders and the EB Stockholder control, as a group, approximately 63.7% of the combined voting power of our Common Stock as a result of their ownership of Class A Common Stock and Class B Common Stock. These parties, together with TPG Sponsor, have entered into the Stockholders Agreement, which grants the parties thereto certain director nomination rights with respect to the members of our Board, including removal rights with respect to any director elected pursuant to their respective nomination rights and the right to designate a director to fill any vacancy created by reason of death, removal or resignation of any such director. The Stockholders Agreement automatically terminates 18 months after the Closing. As a result, these stockholders and their affiliates have significant influence over the management and affairs of our company and, acting together, will have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.

In addition, because these stockholders hold part of their economic interest in our business through Vacasa Holdings LLC (OpCo), rather than through Vacasa, Inc., their interests may further conflict with the interests of holders of Class A Common Stock. For example, such holders may have different tax positions from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, and whether and when we should undergo certain changes of control within the meaning of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. These holders’ significant ownership in us and resulting ability, acting together, to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which holders of shares of our Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

We are a “controlled company” within the meaning of the Nasdaq listing rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

The parties to the Stockholders Agreement beneficially own, in the aggregate, more than 50% of the combined voting power for the election of the Board. As a result, we qualify as a “controlled company” within the meaning of the Nasdaq listing rules.

Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including, but not limited to, requirements that:

•a majority of its board of directors consist of directors who qualify as “independent” as defined under Nasdaq listing rules;
•its board of directors have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•its board of directors have a nominating and corporate governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•its board of directors conduct an annual performance evaluation of its compensation committee and the nominating and corporate governance committee.

We may elect to rely on the foregoing exemptions so long as we remain a “controlled company.” Accordingly, you may not have the same protections as those afforded to stockholders of companies that are subject to all of these corporate governance requirements.

Our Certificate of Incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our subsidiaries.

The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers, directors and other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our Certificate of Incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to any stockholder or director (other than any director who is also an officer) of Vacasa, Inc. (each, an “Exempted Person”).

The Exempted Persons will therefore have no duty to communicate or present corporate opportunities to us, and will have the right to either hold any corporate opportunity for their own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any other director or stockholder who is not employed by us or our subsidiaries.

As a result, the Exempted Persons will generally not be prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with any one or more of these parties, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. To the extent we find ourselves in competition with Exempted Persons, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, results of operations, financial condition or prospects.

We are a holding company and our principal asset is our indirect equity interests in OpCo and, accordingly, we are dependent upon distributions from OpCo to pay taxes and other expenses.

We are a holding company and our principal asset is our indirect ownership of OpCo. We have no independent means of generating material revenue. As the initial sole manager of OpCo, we generally intend to cause OpCo to make distributions to its equity holders in amounts sufficient to cover the taxes on their allocable share of the taxable income of OpCo, including for this purpose any payments we are obligated to make under the Tax Receivable Agreement and other costs or expenses, but we may be limited in our ability to cause OpCo to make distributions to its equity holders (including for purposes of paying corporate and other overhead expenses and dividends) by our contractual arrangements, including the terms of our Revolving Credit Facility and any additional debt facilities that we may enter into in the future. In addition, certain laws and regulations may result in restrictions on OpCo’s ability to make distributions to Vacasa, Inc., or the ability of OpCo’s subsidiaries to make distributions to it.

To the extent that we need funds and OpCo or its subsidiaries are restricted from making such distributions, under applicable law or regulation or otherwise, we may not be able to obtain such funds on terms acceptable to us or at all and, as a result, could suffer an adverse effect on our liquidity and financial condition. In certain situations, including where OpCo does not have sufficient cash to make tax distributions to all of its members in the full amounts that may be payable in connection with the Fourth Amended and Restated Limited Liability Company Agreement of OpCo (the OpCo LLC Agreement) (or where tax distributions to the members of OpCo would materially exceed a set percentage of our aggregate taxable income), tax distributions to the equity holders of OpCo may be reduced (such that each member of OpCo may not receive tax distributions sufficient to cover its tax liability). Tax distributions will generally be treated as advances of other distributions made under the OpCo LLC Agreement.

Although OpCo may not always make such distributions, under the OpCo LLC Agreement, we generally expect OpCo, from time to time, to make distributions in cash to its equity holders in amounts sufficient to cover the taxes on their allocable share of the taxable income of OpCo (in addition, Vacasa, Inc. may receive certain non-pro rata distributions from OpCo to cover certain overhead and other expenses, as provided in the OpCo LLC Agreement). As a result of (i) potential differences in the amount of net taxable income indirectly allocable to us and to OpCo’s other equity holders, (ii) the lower tax rate applicable to corporations as opposed to the assumed tax rate for making such distributions in the OpCo LLC Agreement, (iii) the favorable tax benefits that we anticipate from Vacasa, Inc’s acquisition of common units of OpCo (OpCo Units), in exchange for, at our election, either cash (based on the market price of a share of our Class A Common Stock) or shares of our Class A Common Stock and payments under the Tax Receivable Agreement and (iv) the fact that tax distributions made in respect of OpCo Units will generally be made pro rata in respect of such Units as described in the OpCo LLC Agreement, we expect that these tax distributions may be in amounts that exceed our tax liabilities. Our Board will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for OpCo Units will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such cash as dividends on our Class A Common Stock and instead, for example, hold such cash balances, or lend them to OpCo, this may result in shares of our Class A Common Stock increasing in value relative to the value of OpCo Units. The holders of OpCo Units (the OpCo Unitholders) may benefit from any value attributable to such cash balances if they acquire shares of our Class A Common Stock in exchange for their OpCo Units.

We may incur certain tax liabilities attributable to the Blockers as a result of the Business Combination.
In connection with the Business Combination Agreement, the Blockers were merged with and into Vacasa, Inc. As the successor to these merged entities, Vacasa, Inc. has generally succeeded to and is responsible for any outstanding or historical tax liabilities of the merged entities, including any liabilities that might be incurred as a result of the mergers described in the previous sentence. The pre-Business Combination owners of the Blockers will not indemnify Vacasa, Inc. for any such liabilities, and such liabilities could have an adverse effect on our liquidity and financial condition.

We may bear certain tax liabilities that are attributable to audit adjustments for taxable periods (or portions thereof) ending prior to the Business Combination, or that are disproportionate to our ownership interest in OpCo in the taxable period for which the relevant adjustment is imposed.

Pursuant to certain provisions of the Code enacted as part of the Bipartisan Budget Act of 2015 (such provisions, the “Partnership Tax Audit Rules”), partnerships (and not the partners of the partnerships) can be liable for U.S. federal income taxes (and any related interest and penalties) resulting from adjustments made pursuant to an IRS audit or judicial proceedings to the items of income, gain, loss, deduction, or credit shown on the partnership’s tax return (or how such items are allocated among the partners), notwithstanding the fact that liability for taxes on partnership income is generally borne by the partners rather than the partnership.

Under the Partnership Tax Audit Rules, a partnership’s liability for taxes resulting from adjustments made pursuant to an IRS audit or judicial proceedings may be reduced or avoided in certain circumstances depending on the status or actions of its partners. For example, if partners agree to amend their tax returns and pay the resulting taxes, the partnership’s liability can be reduced. Partnerships also may be able to make elections to “push out” the tax liability resulting from the adjustment to the persons who were partners in the prior taxable year that is the subject of the adjustment, and, as a result, avoid having the relevant liability paid at the partnership-level and instead be borne by the persons who are partners at the time the relevant liability is paid.

A representative of holders of Vacasa Holdings equity (including for this purpose the owners of the Blockers with respect to their indirect interest in Vacasa Holdings equity and the holders of vested Vacasa Holdings unit appreciation rights and the holders of vested options to purchase shares of TK Newco common stock) existing prior to the Business Combination (the Existing VH Holders) will be entitled to direct whether or not OpCo or its subsidiaries will make the “push out” election described above for adjustments attributable to taxable periods (or portions thereof) ending on or prior to the date of the Business Combination, and whether any such entity will pay any applicable liability at the entity level. The provisions of the OpCo LLC Agreement prohibit OpCo from seeking indemnification or other recoveries from the Existing VH Holders in respect of such liabilities. With respect to the representative’s exercise of this authority, its interests will generally differ from the interests of our other equity holders. Moreover, with respect to taxable periods beginning after the business combination, there is no requirement that OpCo or any of its subsidiaries make any “push- out” election. We accordingly may be required to bear a share of any taxes, interest, or penalties associated with any adjustments to applicable tax returns that exceeds our proportionate share of such liabilities based on our ownership interest in OpCo in the taxable period for which such adjustments are imposed (including periods prior to the effective date of the business combination during which we had no interest in OpCo), which could have an adverse effect on our operating results and financial condition.

Vacasa, Inc. will be required to pay the TRA Parties for certain tax benefits it may claim (or is deemed to realize) in the future, and the amounts it may pay could be significant.

In connection with the Business Combination, Vacasa, Inc. acquired existing equity interests from certain Existing VH Holders in exchange for the issuance of shares of Class A Common Stock and rights to receive payments under the Tax Receivable Agreement. As a result of these acquisitions, Vacasa, Inc. has succeeded to certain tax attributes of the Blockers and will receive the benefit of tax basis in assets of OpCo and its subsidiaries. In addition, redemptions or exchanges of OpCo Units in exchange for shares of our Class A Common Stock or cash may produce favorable tax attributes that would not be available to Vacasa, Inc. in the absence of such redemptions or exchanges. Such transactions are also expected to result in increases in Vacasa, Inc’s allocable share of the tax basis in OpCo’s tangible and intangible assets. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that Vacasa, Inc. would otherwise be required to pay in the future had such sales and exchanges never occurred.

We have entered into the tax receivable agreement (the Tax Receivable Agreement) with the Existing VH Holders (other than the holders of Vacasa Holdings unit appreciation rights and other than holders of options to purchase shares of TK Newco common stock, but including for this purpose current and former members of management that hold interests in Vacasa Holdings indirectly through a management holding vehicle), which we refer to in this Annual Report on Form 10-K collectively as the “TRA Parties,” that provides for the payment by Vacasa, Inc. to such TRA Parties (or their transferees or assignees) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Vacasa, Inc. actually realizes (determined by using certain assumptions) in periods after the Business Combination as a result of (i) certain increases in tax basis that occur as a result of (A) any acquisition of OpCo Units from certain Existing VH Holders in the Business Combination, (B) exercises of the redemption rights under the OpCo LLC Agreement (the Redemption Rights) by certain OpCo Unitholders to exchange their OpCo Units for shares of Class A Common Stock of or cash, and (C) payments made under the Tax Receivable Agreement; (ii) any net operating losses or certain other tax attributes that become available to Vacasa, Inc. to offset income or gain realized after the Blocker Mergers; (iii) any existing tax basis associated with assets of OpCo or its subsidiaries, the benefit of which is allocable to Vacasa, Inc. as a result of the exchanges of OpCo Units for Class A Common Stock of Vacasa, Inc. or cash; and (iv) tax benefits related to imputed interest deemed to be paid by Vacasa, Inc. as a result of any payments that Vacasa, Inc. makes under the Tax Receivable Agreement. The Tax Receivable Agreement makes certain simplifying assumptions regarding the determination of the cash savings that Vacasa, Inc. realizes or is deemed to realize from the covered tax attributes, which may result in payments pursuant to the Tax Receivable Agreement in excess of those that would result if such assumptions were not made.

The actual tax benefit, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, as further set forth under Part III, Item 13, "Certain Relationships and Related Party Transactions — Tax Receivable Agreement."

In addition, the TRA Parties (or their transferees or assignees) will not reimburse Vacasa, Inc. for any payments previously made if any covered tax benefits are subsequently disallowed, except that any excess payments made to any TRA Party (or its transferees or assignees) will be netted against future payments that would otherwise be made under the Tax Receivable Agreement, if any, after the determination of such excess. Vacasa, Inc. could make payments to the TRA Parties under the Tax Receivable Agreement that are greater than its actual cash tax savings and may not be able to recoup those payments, which could negatively impact its liquidity.

Finally, the Tax Receivable Agreement provides that in the case of a change in control (as defined in the Tax Receivable Agreement), the Tax Receivable Agreement will automatically terminate, and in the case of a material breach of Vacasa, Inc.’s obligations under the Tax Receivable Agreement and certain other events, Vacasa, Inc. may be required to make a payment to the TRA Parties in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50% and LIBOR plus 150 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the Tax Receivable Agreement, which payment would be based on certain assumptions, including those relating to Vacasa, Inc.’s future taxable income. In these situations, Vacasa, Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on its, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. These provisions of the Tax Receivable Agreement may result in situations where the TRA Parties have interests that differ from or are in addition to those of our other stockholders. In addition, Vacasa, Inc. could be required to make payments under the Tax Receivable Agreement that are due in advance of any actual realization of such further tax benefits, that are in excess of Vacasa, Inc.’s (or a potential acquirer’s) actual cash tax savings, and which could negatively impact our liquidity.

Risks Related to Ownership of our Class A Common Stock

An active trading market for our Class A Common Stock may not develop and you may not be able to sell your shares of Class A Common Stock.

Although we have listed our Class A Common Stock on the Nasdaq Global Select Market, an active trading market may never develop or be sustained. If an active market for our Class A Common Stock does not develop or is not sustained, it may be difficult for you to sell shares at an attractive price or at all.

The trading price of the shares of our Class A Common Stock may be volatile, and holders of the Class A Common Stock could incur substantial losses.

Our stock price may be volatile. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell our Class A Common Stock at or above the price paid for the shares in the TPG Pace IPO. The market price for our Class A Common Stock may be influenced by many factors, including:

•actual or anticipated variations in our operating results;
•changes in financial estimates by us or by any securities analysts who might cover our stock;
•conditions or trends in our industry;
•impacts from the ongoing COVID-19 pandemic or other public health crises;
•stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the software and information technology industries;
•announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•capital commitments;
•investors’ general perception of our company and our business;
•changes in financial markets or general economic conditions, including the effects of a recession or slow economic growth in the U.S. or abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including impacts from the conflict between Russia and Ukraine, or similar macroeconomic conditions;
•recruitment or departure of key personnel; and
•sales of our Class A Common Stock, including sales by our directors and officers or specific stockholders.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We are an “emerging growth company” within the meaning of the Securities Act, and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Class A Common Stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; we are exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we are subject to reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements; and we are not be required to hold non-binding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. This may make comparison of our financial statements with another public company that is not an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We may be an “emerging growth company” until the fiscal year-end following the fifth anniversary of the completion of TPG Pace’s initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including: (i) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

The exact implications of the JOBS Act are subject to interpretation and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our Class A Common Stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may decline or become more volatile.

Because we do not anticipate paying any cash dividends on our Class A Common Stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our Class A Common Stock to provide dividend income. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our Revolving Credit Facility restrict our ability to pay dividends, and the terms of any future debt agreements we may elect to utilize are likely to contain similar restrictions. As a result, capital appreciation, if any, of our Class A Common Stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our Class A Common Stock. Vacasa, Inc. is subject to risks related to taxation.

The capital structure and business arrangements of Vacasa, Inc. OpCo, and their affiliates are complicated, and it is often unclear how the tax laws in various jurisdictions should apply to our structure and business activities. Significant judgments and interpretations of existing tax laws or regulations are required in determining the valuation of our assets, the amount of income we will report, the allocation of income among the equity holders of Vacasa Holdings, and our provision for income taxes. Our effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax policies, laws, regulations or rates, changes in the level of non- deductible expenses (including share-based compensation), changes in the location of our operations, changes in our future levels of research and development spending, mergers and acquisitions or the result of examinations by various tax authorities. Although we believe that the tax positions we have taken and expect to take in the future and our tax estimates are reasonable, if the United States Internal Revenue Service or other taxing authority disagrees with the positions taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

We are subject to risks related to taxation.

Our capital structure and business arrangements and those of OpCo, our affiliates and OpCo’s affiliates are complicated, and it is often unclear how the tax laws in various jurisdictions should apply to our structure and business activities. Significant judgments and interpretations of existing tax laws or regulations are required in determining the valuation of our assets, the amount of income we will report, the allocation of income among the equity holders of Vacasa Holdings, and our provision for income taxes. Our effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax policies, laws, regulations or rates, changes in the level of non-deductible expenses (including share-based compensation), changes in the location of our operations, changes in our future levels of research and development spending, mergers and acquisitions or the result of examinations by various tax authorities. Although we believe that the tax positions we have taken and expect to take in the future and our tax estimates are reasonable, if the United States Internal Revenue Service or other taxing authority disagrees with the positions taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware (Court of Chancery) will be the exclusive forum for certain disputes between us and our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation specifies that, unless we consent in writing to the selection of an alternative forum, (x) the Court of Chancery (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware), will, to the fullest extent permitted by law, be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former director, officer, employee, agent to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware (DGCL), the Governing Documents or as to which the DGCL confers jurisdiction on the Court of Chancery or (d) any action asserting a claim governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein; and (y) the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. To the fullest extent permitted by law, any person purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and consented to the provisions of the Certificate of Incorporation. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The choice of forum provision requiring that the Court of Chancery be the exclusive forum for certain actions would not apply to suits brought to enforce any liability or duty created by the Exchange Act.

There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in the Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially adversely affect our business.

General Risk Factors

We will incur significant expenses as a result of being a public company, which could materially adversely affect our business, results of operations, and financial condition.

As a newly public company, we incur significant legal, accounting, and other expenses that we have not incurred as a private company. We are subject to various laws, regulations and other standards relating to corporate governance and public disclosure, including the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act, the rules and regulations of the SEC, and the Nasdaq listing rules. These laws, regulations and standards are also subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time-consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. Stockholder activism and the level of government intervention and regulatory reform may also lead to substantial new laws, regulations and disclosure obligations, which may lead to additional significant compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The increased costs will increase our net loss or decrease our net income, and may require us to reduce costs in other areas of our business or increase our service fees which could result in a reduction in bookings. Furthermore, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, on our Board committees, or as executive officers.

Further, our management team may not successfully or efficiently manage our transition to being a public company and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and are likely to divert their attention away from revenue-generating activities and the day-to-day management of our business, which may prevent us from implementing our business strategy and growing our business. Furthermore, we may not be successful in establishing the corporate infrastructure required of a public company. For example, while we have made, and will continue to make, changes to our internal control over financial reporting and our procedures for financial reporting and accounting systems to meet our reporting obligations as a public company, the measures we take may not be sufficient to satisfy our obligations. Failure to satisfy our obligations as a public company may result in the delisting of our Class A Common Stock and may subject us to fines, sanctions, and other regulatory action and potentially civil litigation. If we do not effectively and efficiently manage our transition into a public company and continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, results of operations and financial condition.

Additionally, as a public company, we may from time to time be subject to proposals by stockholders urging us to take certain corporate actions. If activist stockholder activity ensues, we may be required to incur additional costs to retain the services of professional advisors, management’s time and attention will be diverted from our core business operations, and perceived uncertainties as to our future direction, strategy or leadership may cause us to lose potential business opportunities and impair our brand and reputation, any of which could materially and adversely affect our business, results of operations and financial condition.

Failure to establish and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel, including senior management.

In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. Furthermore, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of our second annual report required to be filed with the SEC and our annual report for any fiscal year following such date that we are no longer an emerging growth company. In support of such certifications, we will be required to document and make significant changes and enhancements to our internal controls, including potentially hiring additional personnel. As a result, we anticipate investing significant resources to enhance and maintain our financial and managerial controls, reporting systems, and procedures.

If our senior management team is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so, or if material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in the price of our Class A Common Stock and adversely affect our results of operations and financial condition. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, Nasdaq, and other regulatory authorities, which would require additional financial and management resources.

The failure to successfully implement and maintain accounting systems could materially adversely impact our business, results of operations, and financial condition.

In 2019, we implemented a new third-party cloud-based ERP system in order to provide scalability in our accounting and reporting processes. We continue to enhance our use of this third-party ERP system, including integrations with other third-party applications as well as our own internally developed software. System implementations of this scale are complex and time-consuming projects that require transformations of business and financial processes. Such transformations involve risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. Additionally, if our third-party systems do not operate as intended or do not scale with anticipated growth in our business, the effectiveness of our internal control over financial reporting could be adversely affected. Any failure to develop, implement, or maintain effective internal controls related to our accounting or reporting systems could materially adversely affect our business, results of operations, and financial condition or cause us to fail to meet our reporting obligations. In addition, if we experience interruptions in service or operational difficulties with our third-party systems, our business, results of operations, and financial condition could be materially adversely affected.

Our results of operations and financial condition could be materially adversely affected by changes in accounting principles.

Generally accepted accounting principles in the United States (GAAP), are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the SEC and various other organizations formed to promulgate and interpret appropriate accounting principles. The accounting for our business is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in policies, rules, regulations, and interpretations, of accounting and financial reporting requirements of the SEC or other regulatory agencies. Adoption of a change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the adoption of such change. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our results of operations and financial condition and could require significant investment in systems and personnel.

The estimates of market opportunity and forecasts of market growth included in this report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, or at all.

The estimates of market opportunity and forecasts of market growth that may be included in this report may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described in this report.

In addition, the variables that go into the calculation of our market opportunity are subject to change over time. Our ability to expand in any of our target markets depends on a number of factors, including the cost, performance, and perceived value associated with our platform and services and those of our competitors. Even if the markets in which we compete meet the size estimates and growth forecasted in this report, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this report should not be taken as indicative of our future growth.

If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our Class A Common Stock, the market price and trading volume of our Class A Common Stock could decline.

The trading market for our Class A Common Stock is influenced by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage and the analysts who publish information about our Class A Common Stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our company, the market price of our Class A Common Stock would likely decline. In addition, the share prices of many companies in our industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance they have publicly announced or the expectations of analysts and investors. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or investors, analysts could downgrade our Class A Common Stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause the market price or trading volume of our Class A Common Stock to decline.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

As a public company, we are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A Common Stock.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Portland, Oregon, where we have lease commitments for approximately 87,100 square feet across two buildings. We have taken measures to improve the efficiency standards of our corporate office, including reducing waste, water, and power, and our Portland headquarters office building is LEED certified.

We also have sizable central operations in Boise, Idaho, where we lease approximately 34,300 square feet of space in the downtown area. We also maintain regional office leases in various locations in the United States and internationally as necessary or desirable for us to support or central operations and to facilitate our operations at the local levels.

We continue to seek ways to reduce our global footprint in response to the COVID-19 pandemic. The COVID-19 pandemic has highlighted that we are able to maintain most of our central business operations outside of traditional office space. We believe our facilities are adequate and suitable for our current needs and expect to continue to reduce our reliance on office space in the future.

Item 3. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See Note 16, Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Depending on the nature of the proceeding, claim, or investigation, we may be subject to monetary damage awards, fines, penalties, or injunctive orders. Furthermore, the outcome of these matters could materially adversely affect our business, results of operations, and financial condition. The outcomes of legal proceedings, claims, and government investigations are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters. While it is not possible to determine the outcomes, we believe based on our current knowledge that the resolution of all such pending matters will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations, cash flows, or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Class A Common Stock
Our Class A Common Stock has been listed on the Nasdaq Global Select Market under the symbol “VCSA”.

Holders of Record

As of February 28, 2021, there were approximately 275 holders of record of our Class A Common Stock, 20 holders of record of our Class B Common Stock, and 1 holder of record of our Class G Common Stock. These numbers do not include "street name" or beneficial holders, whose shares are held of record by banks, brokers, financial institutions, and other nominees.

Dividend Policy

We have never declared or paid dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business, and therefore do not expect to pay any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Equity Securities

The information required has been previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2021.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12. of Part III of this Annual Report.

Issuer Purchases of Equity Securities

None.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Vacasa, Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the S&P 500 Index (S&P 500) and the S&P 500 Information Technology Index (S&P 500 IT). The graph assumes $100 was invested at the market close on December 7, 2021, which was the first day our Class A Common Stock began trading. Data for the S&P 500 Index and S&P 500 Information Technology Index assume reinvestment of dividends. The graph uses the closing market price on December 7, 2021 of $9.84 per share as the initial value of our Class A Common Stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are the leading vacation rental management platform in North America with over five million Nights Sold in the twelve months ended December 31, 2021. Our integrated technology and operations platform optimizes vacation rental income and home care for homeowners, offers guests a seamless, reliable and high-quality experience with exceptional service, and provides distribution partners with valuable and high‑performing home listings.

Since our inception, we have focused primarily on the supply side of the marketplace and on homeowners, who we believe hold the keys to unlocking the next wave of expansion as demand for vacation rentals continues to grow. Our technology and operations allow homeowners to solve critical challenges such as listing creation and merchandising, pricing optimization, multi-channel distribution and demand generation, seamless home care, insights and analytics, smart home enablement and customer support. We help homeowners drive significant incremental income on one of their most valuable assets and turn their vacation homes into high performing vacation rentals. Our marketplace aggregates our homeowners’ listings and enables guests to search, discover and book properties on vacasa.com, our Guest app and on the booking sites of over 100 distribution partners including Airbnb, Booking.com and Vrbo. Guests staying in Vacasa-listed properties benefit from the peace of mind that their experience will meet high standards of safety, cleanliness, comfort and support.

Our business has experienced strong growth and margin expansion. In fiscal years 2021, 2020, and 2019, we generated revenue of $889.1 million, $491.8 million, and $299.3 million, respectively, representing a growth rate of 81% from 2020 to 2021 and 64% from 2019 to 2020. In fiscal years 2021, 2020, and 2019, we generated net losses of $(154.6) million, $(92.3) million, and $(84.9) million, respectively, representing a net margin of (17)%, (19)%, and (28)%, respectively. In fiscal years 2021, 2020, and 2019, we generated Adjusted EBITDA of $(28.5) million, $(35.0) million, and $(66.4) million, respectively, representing (3)%, (7)%, and (22)% of revenue, respectively.

Our Business Model

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

We have a multi-pronged supply acquisition strategy, which includes expanding the number of vacation rental properties listed on our platform through individual additions, portfolio transactions and strategic acquisitions. Our individual approach onboards individual vacation rental properties through our direct sales force. We utilize our wealth of proprietary and industry data, along with marketing and advertising strategies, to maintain a continuously-updated homeowner lead database and strategically deploy our outbound sales representatives to target these new homeowner leads. We engage in portfolio transactions and strategic acquisitions to onboard multiple homes in a single transaction. Our portfolio approach identifies, targets and onboards portfolios of homes already being professionally managed by local property managers. We have also completed strategic acquisitions consisting of our acquisitions of Wyndham Vacation Rentals and TurnKey, both of which contributed to our supply growth. Portfolio transactions and strategic acquisitions are accounted for as business combinations.

Homeowners on our platform typically enter into standardized, evergreen contractual arrangements with Vacasa and pay us a commission rate on rent to support the services we provide for them. The homes on our platform are generally exclusive to Vacasa, meaning that every booking for these homes must be coordinated through the Vacasa platform.

We generate bookings by distributing our vacation rental home listings to guests through our direct channel, which includes vacasa.com and our mobile app, and across over 100 online distribution channels, including Airbnb, Booking.com and Vrbo. In fiscal years 2021 and 2020, we generated approximately 30% and 35%, respectively, of our GBV through our direct channels (including our vacasa.com website and mobile app) and 70% and 65%, respectively, of our GBV through our distribution partners. Our guest acquisition strategy for our direct channel is focused on attracting high intent visitors to our platform through search engine optimization, direct traffic, email, and performance marketing channels. As we continue to create supply density across the destinations in which we operate, we expect to see increased bookings from repeat guests, increasing the overall efficiency of our marketplace. When bookings occur through our distribution partners, we pay listing fees for demand generated through these channels. As a marketplace, we do not own the homes that are listed on our platform. As a result, our business model is asset-light and highly capital efficient, as we have lower working capital and cash needs compared to non-marketplace providers and, due to our exclusive relationships, we are able to control the calendar and optimize monetization as if we did own the home.

We deploy local operations teams across the over 100 operating markets in which we operate. In some cases, an operating market encompasses more than one destination. These operations teams are critical to our vertically-integrated business model and our ability to attract and onboard new homeowners, deliver a differentiated experience to homeowners and guests, including managing home care, maintenance and support through a single team.

Recent Developments

Reverse Recapitalization

On July 28, 2021, we entered into an agreement to become a publicly traded company through a business combination with TPG Pace Solutions Corporation, a special purpose acquisition company. On December 6, 2021, we consummated the business combination contemplated by the business combination agreement. The transactions set forth in the business combination agreement are further described in Note 3, Reverse Recapitalization to our consolidated financial statements.

TurnKey Acquisition

On April 1, 2021, we acquired the operations of TurnKey, a provider of property management and marketing services for residential real estate owners in the United States. The acquisition of TurnKey advanced our strategy to create a premium standard for vacation rentals. The acquisition also increased our market density in regions where we have existing operations and expands our footprint into several other top vacation rental destinations. See Note 4, Acquisitions to our consolidated financial statements.

Impact of COVID-19 on our Business

Since early 2020, the world has been, and continues to be, impacted by COVID-19 and its strains and variants. In certain markets, vacation homes on our platform and attractions within the local market have been subject to shifting government mandates or guidance regarding COVID-19 restrictions. COVID-19 and measures to prevent its spread have continued to impact our business in a number of ways. Our priority has continued to be the health, safety, and support of our employees, homeowners, and guests. We have also taken measures to manage the financial impact of the pandemic to our business. Impacts of COVID-19 on our business include, but are not limited to, the following:

Health and Safety of our Employees, Homeowners, and Guests

•We have implemented new safety protocols and policies to protect our field team employees. For example, homeowners and guests must agree to follow COVID-19-related safety practices when coming into contact with our employees, such as social distancing.
•We have embraced greater adoption of remote work, particularly among our central team employees. The COVID-19 pandemic has highlighted that we are able to maintain most of our central business operations outside of traditional office space.
•We launched enhanced cleaning and safety practices that are intended to help prevent transmission of COVID-19. We provide substantial additional resources and use best practices communicated by the Centers for Disease Control and other public health authorities to drive our cleaning practices. Our employees are trained and expected to follow an enhanced cleaning protocol, checklists, and other written and visual materials.

Support for our Guests

•In response to the COVID-19 pandemic, we began issuing future stay credits to guests who chose to cancel within our enhanced cancellation policy. Subsequently, we began issuing future stay credits in response to a more broad variety of events that led to cancellations. As of December 31, 2021, we accrued approximately $31.0 million of value of unused future stay credits.
•While COVID-19 and its variants have affected certain segments of the global travel industry over the past year, our whole home offering has resonated with guests, providing them with more control over their environment as compared to traditional accommodations.

Direct Labor Costs

•As part of our initial response to the pandemic in the first half of 2020, we initiated an internal reorganization and reduction of our workforce, primarily in North America, resulting in the elimination of approximately 850 positions. The charges recorded during the year ended December 31, 2020 as a result of these reductions were $5.0 million, of which $1.5 million was recorded to operations and support, $1.2 million to sales & marketing, $1.1 million to general and administrative expenses, $1.0 million to technology and development, and $0.2 million to cost of revenue in the consolidated statement of operations.
•The Canada Emergency Wage Subsidy (CEWS) was announced on March 27, 2020. Under this program, qualifying businesses can receive a subsidy for up to 75% of their employees’ wages, subject to certain limitations. For the year ended December 31, 2021 and 2020, the Company received $2.2 million and $1.7 million, respectively, of wage subsidy from the Canadian government as part of the CEWS, which is included in operating costs and expenses in the consolidated statement of operations.
•The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The CARES Act allows for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. For the year ended December 31, 2020, the Company deferred approximately $7.6 million of the employer-paid portion of social security taxes. As of December 31, 2021, the remaining current portion of $3.8 million is included in accrued expenses and other current liabilities on the consolidated balance sheets.
•As the pandemic has progressed, we have experienced an increase in our labor costs driven by a decline in the labor force participation rate in many of our markets. We have managed these labor supply challenges through multiple measures, including rebalancing the mix of our labor force between contractors and employees and changes to our compensation structure.

Growth of Our Business

•Our additions of new homes were significantly muted in 2020 due to the reduction in sales staff and portfolio spend associated with the COVID-19 furloughs, layoffs and cash preservation strategies described above. As a result, we did not grow the number of vacation homes on our platform in 2020 as we have historically, which adversely impacted our revenue growth in 2021.
•We also saw an increase in homeowner terminations in 2020 due to COVID-19, which contributed toward this adverse revenue impact. For the year ended December 31, 2021, homeowner terminations directly attributable to COVID-19 began to normalize and were less than half of the rate observed during the year ended December 31, 2020.
•Subsequent to the initial phase of the pandemic in the first half of 2020, we have benefited from a strong trend in the demand from guests, which has led to an increase in the GBV per Night Sold on our platform and enabled us to recover the labor cost increases discussed above through higher commissions and fees earned.

The full extent to which the COVID-19 pandemic will directly or indirectly impact us over the longer term remains uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, potential new strains and variants of the virus, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general and on our business. We have incurred and will continue to incur additional costs to address government regulations and the safety of our employees and guests.

Exit from European and Most Latin American Operations

In the second half of the year ended December 31, 2020, management made the decision to realign its business and strategic priorities based on our core operating strengths, as well as the impact COVID-19 had on our international businesses, which resulted in the wind-down of a significant portion of our operations in Europe and most of Latin America by December 31, 2020. These markets accounted for 1% of revenue for the year ended December 31, 2020. In connection with the wind-down, we recorded restructuring costs of $1.8 million, which primarily consisted of severance costs of $1.3 million and contract termination costs of $0.5 million. Of the total, $1.4 million was recorded to general and administrative expenses, $0.3 million to cost of revenue, and $0.2 million to operations and support in the consolidated statements of operations. While some of these activities were completed during 2021, the majority of these actions were completed by December 31, 2020.

For the actions taken related to COVID-19 and for our exit from European and most Latin American operations, as of December 31, 2020, we had accrued restructuring charges related to the internal reorganization and restructuring actions of $2.2 million, primarily consisting of accrued severance included in accrued expenses and other current liabilities on the consolidated balance sheets. As of December 31, 2021, accrued restructuring charges were not material.

Seasonality

Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate has unique seasonality, events, and weather that can increase or decrease demand for our offerings. Certain holidays can have an impact on our revenue by increasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, our second and third quarters have higher revenue due to increased Nights Sold. Our GBV typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our hourly staffing to handle increased activity on our platform in those periods. See additional information about GBV and Nights Sold under the "Key Business Metrics and Non-GAAP Financial Measures" heading below.

In 2020, we saw COVID-19 affect the historical seasonality pattern in our revenue as well as in our key business metrics of Nights Sold, GBV, and GBV per Night Sold, and our non-GAAP measure of Adjusted EBITDA. These changes were primarily the result of shelter-in-place orders and changing travel preferences relating to the COVID-19 pandemic. We expect this impact on typical seasonality to continue as long as COVID-19 continues to impact travel restrictions and customer preferences globally.

Components of Results of Operations

Sources of Revenue

Our revenue is primarily generated from our vacation rental platform in which we act as the exclusive agent on the homeowners’ behalf to facilitate the reservation transaction between guests and owners. We collect nightly rent on behalf of homeowners and earn the majority of our revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website or Guest app or through our distribution partners. In the event a booked reservation made through our website or app is cancelled, we may offer a refund or a future stay credit up to the value of the booked reservation. In certain instances, we may also offer a refund related to a completed stay. We account for refunds as a reduction of revenue. Future stay credits are recognized as a liability on our consolidated balance sheets. Revenue from future stay credits is recognized when redeemed by customers, net of the portion of the booking attributable to funds payable to owners and hospitality and sales taxes payable. Through December 31, 2021, we have not recognized any breakage revenue associated with future stay credits, and no future stay credits have yet reached their expiration date. A material amount of future stay credits may expire unused beginning in the first quarter of 2022 and be recognized as revenue.

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

Technology and development

Technology and development expenses consist primarily of compensation costs, which includes wages, benefits, payroll taxes, and equity-based compensation, for salaried employees and payments to contractors, net of capitalized expenses, engaged in the design, development, maintenance and testing of our platform, including our websites, mobile applications, and other products. Costs qualifying for capitalization are recorded as a reduction of our technology and development expenses and are capitalized as internal-use software within property and equipment on the consolidated balance sheets. These assets are depreciated over their estimated useful lives and are reported in depreciation on our consolidated statements of operations. Also included within technology and development are information technology costs to support infrastructure, applications and overall monitoring and security of networks, and other costs including for cloud, licensing and maintenance.

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

We expect that sales and marketing expenses will increase on an absolute dollar basis as we invest to grow our customer base and enhance our brand awareness. However, we expect sales and marketing expenses to decrease as a percentage of revenue as our business grows, although the percentage may fluctuate from period to period depending on fluctuations in the timing and extent of our sales and marketing expenses and business seasonality.

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

We expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and to meet the increased compliance and reporting requirements associated with our operation as a public company following the transaction, including in compliance, legal, investor relations, insurance, and professional services. We anticipate general and administrative expenses as a percentage of revenue to decrease over time.

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

Interest Expense

Interest expense consists primarily of interest payable and the amortization of deferred financing costs related to our outstanding debt arrangements. In May 2020, we issued the D-1 Convertible Notes. We accrued cash interest and paid-in-kind interest (PIK interest) at 3% and 7% per annum, respectively. In connection with the Reverse Recapitalization, the D-1 Convertible Notes converted into approximately $140.4 million Series D-1 preferred units as of the closing on December 6, 2021. See Note 3, Reverse Recapitalization to our consolidated financial statements.

Other income (expense), net

Other income (expense), net consists primarily of the change in fair value of the contingent earnout share consideration represented by our Class G Common Stock, the change in fair value of our warrant derivative liabilities, and foreign currency exchange gains and losses.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for these periods. The period to period comparisons of our historical results are not necessarily indicative of our results that may be expected in the future.

	Year Ended December 31,

	2021	2020	2019

Revenue	$889,058	$491,760	$299,281
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below (1)	440,753	256,086	164,466
Operations and support (1)	186,984	116,192	78,782
Technology and development (1)	48,709	27,030	16,929
Sales and marketing (1)	187,904	79,971	70,584
General and administrative (1)	88,835	57,587	36,289
Depreciation	17,110	15,483	5,705
Amortization of intangible assets	44,163	18,817	7,984
Total operating costs and expenses	1,014,458	571,166	380,739
Loss from operations	(125,400)	(79,406)	(81,458)
Interest income	36	385	1,050
Interest expense	(31,723)	(7,907)	(1,186)
Other income (expense), net	3,280	(5,725)	(3,354)
Loss before income taxes	(153,807)	(92,653)	(84,948)
Income tax benefit (expense)	(784)	315	76
Net loss	$(154,591)	$(92,338)	$(84,872)

(1) Includes equity-based compensation as follows:

	Year Ended December 31,

	2021	2020	2019
Cost of revenue	$113	$—	$—
Operations and support	2,574	252	—
Technology and development	3,032	641	—
Sales and marketing	8,270	372	—
General and administrative	12,989	2,084	69
Total equity-based compensation expense	$26,978	$3,349	$69

	Year Ended December 31,

	2021	2020	2019
Revenue	100%	100%	100%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	50%	52%	55%
Operations and support	21%	24%	26%
Technology and development	5%	5%	6%
Sales and marketing	21%	16%	24%
General and administrative	10%	12%	12%
Depreciation	2%	3%	2%
Amortization of intangible assets	5%	4%	3%
Total operating costs and expenses	114%	116%	127%
Loss from operations	(14)%	(16)%	(27)%
Interest income	—%	—%	—%
Interest expense	(4)%	(2)%	—%
Other income (expense), net	—%	(1)%	(1)%
Loss before income taxes	(17)%	(19)%	(28)%
Income tax benefit (expense)	—%	—%	—%
Net loss	(17)%	(19)%	(28)%

Comparison of the Years Ended December 31, 2021, 2020, and 2019

Revenue

	Year Ended December 31,			2020 to 2021		2019 to 2020

	2021	2020	2019	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenue	$889,058	$491,760	$299,281	$397,298	81%	$192,479	64%

Fiscal year 2021 Compared with the Same Period in 2020

Revenue increased by $397.3 million, or 81%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily driven by an increase of $980.1 million, or 105%, in GBV for Nights Sold on our platform. Nights Sold increased 72% primarily due to the addition of new homes to our platform during fiscal year 2021, including our strategic acquisition of TurnKey. This was partially offset by a $3.6 million reduction in international revenue for 2021 compared to the same period in 2020 due to the closure of certain international operations in the fourth quarter of 2020.

Fiscal year 2020 Compared with the Same Period in 2019

Revenue increased by $192.5 million, or 64%, for the year ended December 31, 2020, compared to the year ended December 31, 2019 primarily driven by an increase of $144.2 million in revenue arising from an increase of $346.9 million, or 59%, in GBV for Nights Sold on our platform. Nights Sold increased 46% primarily due to our acquisition of the Wyndham Vacation Rentals business. Additionally, revenue increased by $27.7 million from the expansion of our real estate and community association management services as part of our acquisition of the Wyndham Vacation Rentals business.

Cost of revenue

	Year Ended December 31,			2020 to 2021		2019 to 2020

	2021	2020	2019	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$440,753	$256,086	$164,466	$184,667	72%	$91,620	56%
Percentage of revenue	49.6%	52.1%	55.0%

Fiscal year 2021 Compared with the Same Period in 2020

Cost of revenue increased by $184.7 million, or 72%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, due primarily to a $121.6 million increase in personnel-related costs and cleaning supplies, a $29.7 million increase in costs for our home care solutions, a $12.1 million increase in payment processing costs, including chargebacks, and a $12.0 million increase in costs related to our real estate brokerage services and community association management services.

Cost of revenue as a percentage of revenue decreased 250 basis points for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a 430 basis point decrease in costs for our home care solutions and other costs driven by improved operating leverage, as well as increased density and scale of our business, and a 120 basis point decrease in payment processing costs, including chargebacks. These decreases in costs as a percentage of revenue were partially offset by a 280 basis point increase in personnel costs as a result of the COVID-19 pandemic and competition in the industry for labor.

Fiscal year 2020 Compared with the Same Period in 2019

Cost of revenue increased by $91.6 million, or 56%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, due primarily to a $38.9 million increase in personnel-related costs and cleaning supplies, a $24.0 million increase in costs related to our real estate brokerage services and community association management services, a $15.3 million increase in costs for our home care solutions, and a $14.5 million increase in payment processing costs, including chargebacks.

Cost of revenue as a percentage of revenue decreased 290 basis points for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due a 440 basis point decrease in costs for our vacation rental platform and a 240 basis point decrease in costs for our home care solutions provided to our homeowners and community associations under management, both driven by product and operational improvements which improved the efficiency of our local operations teams, as well as increased density and scale of our business. The decrease in costs as a percentage of revenue were partially offset by a 390 basis point increase in other costs, including costs to support our real estate services and community association management services, as the result of expansion of these product offerings from the purchase of the Wyndham Vacation Rentals business.

Operations and support

	Year Ended December 31,			2020 to 2021		2019 to 2020

	2021	2020	2019	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Operations and support	$186,984	$116,192	$78,782	$70,792	61%	$37,410	47%
Percentage of revenue	21.0%	23.6%	26.3%

Fiscal year 2021 Compared with the Same Period in 2020

Operations and support costs increased by $70.8 million, or 61%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a $66.9 million increase in personnel-related expenses in our field operations, central operations, and customer experience teams to support the increase in Nights Sold.

Operations and support costs as a percentage of revenue decreased 260 basis points for the year ended December 31, 2021, compared to the year ended December 31, 2020, due primarily to a 180 basis point decrease in facility-related expenses and a 80 basis point decrease in personnel-related expenses, both as a percentage of revenue, driven by operational improvements which improved the efficiency of our local operations and support teams, as well as increased density and scale of our business resulting in improved operating leverage.

Fiscal year 2020 Compared with the Same Period in 2019

Operations and support costs increased by $37.4 million, or 47%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, due primarily to $28.8 million increase in personnel-related expenses in our field and central operations support teams and our customer experience teams, and a $7.8 million increase in facility related expenses.

Operations and support costs as a percentage of revenue decreased 270 basis points for the year ended December 31, 2020, compared to the year ended December 31, 2019, due primarily to a 240 basis point decrease in personnel-related expenses for our operations and support teams driven by improved operating leverage as our business scales.

Technology and development

	Year Ended December 31,			2020 to 2021		2019 to 2020

	2021	2020	2019	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Technology and development	$48,709	$27,030	$16,929	$21,679	80%	$10,101	60%
Percentage of revenue	5.5%	5.5%	5.7%

Fiscal year 2021 Compared with the Same Period in 2020

Technology and development expenses increased by $21.7 million, or 80%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, due primarily to a $12.3 million increase in software license and maintenance costs and a $9.2 million increase in personnel-related expenses driven by lower headcount in 2020 as part of our response to the pandemic’s impact on our industry and business.
Technology and development expenses as a percentage of revenue was unchanged for the year ended December 31, 2021 compared to the year ended December 31, 2020, in line with the increasing scale of our business.

Fiscal year 2020 Compared with the Same Period in 2019

Technology and development expenses increased by $10.1 million, or 60%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, due primarily to a $6.3 million increase in personnel-related expenses driven by lower capitalization of internally developed software and a $4.0 million increase in software license and maintenance costs as the result of investments in our IT infrastructure.

Sales and marketing

	Year Ended December 31,			2020 to 2021		2019 to 2020

	2021	2020	2019	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$187,904	$79,971	$70,584	$107,933	135%	$9,387	13%
Percentage of revenue	21.1%	16.3%	23.6%

Fiscal year 2021 Compared with the Same Period in 2020

Sales and marketing expenses increased by $107.9 million, or 135%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, due primarily to a $30.6 million increase in listing fees paid to our distribution partners driven by a 105% increase in GBV, a $40.4 million increase in personnel-related expenses mostly driven by increased headcount primarily among our sales force, and a $33.8 million increase in our homeowner and brand advertising.

Sales and marketing expenses as a percentage of revenue increased 480 basis points for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increased advertising to attract homeowners and guests to our platform.

Fiscal year 2020 Compared with the Same Period in 2019

Sales and marketing expenses increased by $9.4 million, or 13%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, due primarily to a $12.4 million increase in listing fees from our distribution partners, partially offset by a $2.8 million decrease in homeowner and brand advertising costs and other sales and marketing related expenses.

Sales and marketing expenses as a percentage of revenue decreased 730 basis points for the year ended December 31, 2020, compared to the year ended December 31, 2019, due primarily to increased operating leverage of our marketing teams as well as increased efficiency in our homeowner and guest acquisition efforts.
General and administrative

	Year Ended December 31,			2020 to 2021		2019 to 2020

	2021	2020	2019	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$88,835	$57,587	$36,289	$31,248	54%	$21,298	59%
Percentage of revenue	10.0%	11.7%	12.1%

Fiscal year 2021 Compared with the Same Period in 2020

General and administrative expenses increased by $31.2 million, or 54%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, due primarily to a $21.5 million increase in personnel-related and professional services costs to support the increasing scale of our business, $7.7 million of costs related to the acquisition of TurnKey, a $3.3 million increase in facilities expenses, and a $1.6 million increase in third-party expenses incurred to prepare for the requirements of being a public company. These increases were partially offset by a $1.7 million decrease in bad debt expense.
General and administrative expenses as a percentage of revenue decreased 170 basis points for the year ended December 31, 2021, compared to the year ended December 31, 2020, due primarily to an 80 basis point decrease in bad debt expense.

Fiscal year 2020 Compared with the Same Period in 2019

General and administrative expenses increased by $21.3 million, or 59%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, due primarily to a $7.9 million increase in personnel-related expenses and a $3.0 million increase in facilities-related expenses, both driven by the acquisition of the Wyndham Vacation Rentals business in the fourth quarter of 2019, a $5.1 million increase in bad debt expense, a $3.0 million increase in tax reserves, and a $1.2 million increase in third-party expenses incurred to prepare for the requirements of being a public company.

Depreciation and Amortization of intangible assets

	Year Ended December 31,			2020 to 2021		2019 to 2020

	2021	2020	2019	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Depreciation	$17,110	$15,483	$5,705	$1,627	11%	$9,778	171%
Percentage of revenue	1.9%	3.1%	1.9%
Amortization of intangible assets	$44,163	$18,817	$7,984	$25,346	135%	$10,833	136%
Percentage of revenue	5.0%	3.8%	2.7%

Fiscal year 2021 Compared with the Same Period in 2020

Depreciation expense increased by $1.6 million, or 11%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, due primarily to continued investment in our platform, including capitalized software to support our products and services.

Amortization of intangible assets increased by $25.3 million, or 135%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, due to the strategic acquisition of TurnKey Vacation Rentals Inc. and portfolio additions completed during fiscal year 2021.

Fiscal year 2020 Compared with the Same Period in 2019

Depreciation expense increased by $9.8 million, or 171%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, due primarily to continued growth through portfolio transactions and strategic acquisitions, including Wyndham Vacation Rentals, and the development of capitalized software to support our products and services.

Amortization of intangible assets increased by $10.8 million, or 136%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, due primarily to the amortization of intangible assets acquired through the strategic acquisition of the Wyndham Vacation Rentals business.

Interest income, Interest expense and Other income (expense), net

	Year Ended December 31,			2020 to 2021		2019 to 2020

	2021	2020	2019	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Interest income	$36	$385	$1,050	$(349)	(91)%	$(665)	(63)%
Percentage of revenue	—%	0.1%	0.4%
Interest expense	$(31,723)	$(7,907)	$(1,186)	$(23,816)	301%	$(6,721)	567%
Percentage of revenue	(3.6)%	(1.6)%	(0.4)%
Other income (expense), net	$3,280	$(5,725)	$(3,354)	$9,005	(157)%	$(2,371)	71%
Percentage of revenue	0.4%	(1.2)%	(1.1)%

Fiscal year 2021 Compared with the Same Period in 2020

Interest income decreased by $0.3 million, or 91%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, due primarily to the decrease in cash and cash equivalents held in income-generating accounts prior to the Reverse Recapitalization.
Interest expense increased by $23.8 million, or 301%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, due primarily to the $19.6 million of interest expense recorded in connection with the conversion of the D-1 Convertible Notes to Series D-1 preferred units immediately prior to the Reverse Recapitalization in December 2021, and an increase in total borrowings outstanding prior to this conversion. The D-1 Convertible Notes were issued in May 2020 and also contributed to the increase because they were outstanding for a longer period of time in 2021 as compared to 2020.

Other income (expense), net increased by $9.0 million, or 157%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, due primarily to the $14.3 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock and a $4.8 million increase in the fair value of our warrant derivative liabilities that occurred during the year ended December 31, 2021.

Fiscal year 2020 Compared with the Same Period in 2019

Interest income decreased by $0.7 million, or 63%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, due primarily to a significant decrease in yield after interest rates fell in the first quarter of 2020.

Interest expense increased by $6.7 million, or 567%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, due primarily to the increase in total borrowings outstanding during the period. In May 2020, we issued the D-1 Convertible Notes, which contributed to the overall increase year over year.

Other income (expense), net increased by $2.4 million, or 71%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, due primarily to the increase in the fair value of our warrant derivative liabilities.

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

	Year Ended December 31,			2020 to 2021		2019 to 2020

	2021	2020	2019	$ Change	% Change	$ Change	% Change
	(in thousands, except GBV per Night Sold)
Gross Booking Value (GBV)	$1,915,591	$935,447	$588,566	$980,144	105%	$346,881	59%
Nights Sold	5,165	3,005	2,052	2,160	72%	953	46%
GBV per Night Sold	$371	$311	$287	$60	19%	$24	8%

Gross Booking Value

GBV represents the dollar value of bookings from our distribution partners as well as those booked directly on our platform related to Nights Sold during the period and cancellation fees for bookings cancelled during the period (which may relate to bookings made during prior periods). GBV is inclusive of amounts charged to guests for rent, fees, and the estimated taxes a guest pays when we are responsible for collecting tax.

Growth in GBV reflects our ability to attract homeowners, either through means of individual additions, portfolio transactions or strategic acquisitions, retain homeowners and guests, optimize the availability and sale throughput of nights, and reflects growth in Nights Sold and the pricing of rents, fees, and estimated taxes a guest pays.

In the year ended December 31, 2021, GBV increased to $1,915.6 million, a 105% increase compared to the year ended December 31, 2020. The increases were primarily driven by growth of new homes on our platform and Nights Sold.

In the year ended December 31, 2020, GBV increased to $935.4 million, a 59% increase compared to the year ended December 31. 2019. This increase was primarily driven by our acquisition of Wyndham Vacation Rentals in October 2019.

We experience seasonality in our GBV that is consistent with the seasonality of Nights Sold as described below. As we continue to add new homes to our platform, optimize their pricing and distribution, retain homeowners and guests, and grow Nights Sold, we expect GBV to continue to grow.

Nights Sold

We define Nights Sold as the total number of nights stayed by guests on our platform in a given period. Nights Sold is a key measure of the scale and quality of homes on our platform and our ability to generate demand and manage yield on behalf of our homeowners. We experience seasonality in the number of Nights Sold. Typically, the second and third quarters of the year each have higher Nights Sold than the first and fourth quarters, as guests tend to travel during the peak travel season.

In the year ended December 31. 2021, Nights Sold increased to 5.2 million, or 72% growth compared to the year ended December 31, 2020. The increase in Nights Sold was driven by growth of new homes, continued improvements to our yield management tools, and increased guest demand for travel due to relaxation of COVID-19 restrictions in some of our markets. However, the increase in guest demand in those markets was partially offset by key markets where COVID-19 restrictions remained in place. We believe the circumstances that partially offset the increase in Nights Sold due to the COVID-19 pandemic are likely to diminish in the future.

In the year ended December 31, 2020, Nights Sold increased to 3.0 million, a 46% increase compared to the year ended December 31, 2019. The increase in Nights Sold was driven primarily by the acquisition of Wyndham Vacation Rentals in October 2019 and continued improvements to our yield management tools, and was partially offset by a reduction in guest demand for travel due to the impacts of the COVID-19 pandemic, which decreased demand in the second quarter of 2020 compared to the second quarter of 2019 before demand outpaced expected growth in the third quarter of 2020 as restrictions relaxed.

As we continue to add new homes to our platform in existing and new markets and optimize their availability, pricing occupancy, and distribution, we expect Nights Sold to continue to grow.

Gross Booking Value per Night Sold

GBV per Night Sold represents the dollar value of each night stayed by guests on our platform in a given period. GBV per Night Sold reflects the pricing of rents, fees, and estimated taxes a guest pays.

Growth in GBV per Night Sold reflects our ability to optimize pricing and throughput of the homes on our platform, which helps to create higher performing vacation rental homes.

In the year ended December 31, 2021, GBV per Night Sold increased to $371, a 19% increase compared to the same period in 2020. The increase in GBV per Night Sold was primarily driven by higher demand from guests, increased fees charged to guests in response to higher labor costs, and the mix of homes on our platform.

In the year ended December 31, 2020, GBV per Night Sold increased to $311 per Night Sold, an 8% increase compared to the year ended December 31, 2019. The increase in GBV per Night Sold was primarily driven by yield management optimization.

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

Adjusted EBITDA is not defined by or presented in accordance with GAAP, has significant limitations as an analytical tool, should be considered as supplemental in nature, and is not meant as a substitute for net loss or any other financial information prepared in accordance with GAAP. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, is frequently used by these parties in evaluating companies in our industry, and provides a useful measure for period-to-period comparisons of our business performance. Moreover, we present Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

In the year ended December 31, 2021, Adjusted EBITDA increased to $(28.5) million, compared to $(35.0) million in the year ended December 31, 2020. The increases in Adjusted EBITDA are primarily driven by our continued investment in the growth of our platform and offering for both homeowners and guests. In the year ended December 31, 2021, Adjusted EBITDA as a percentage of Revenue increased to (3)%, compared to (7)% in the same period in 2020.

In the year ended December 31, 2020, Adjusted EBITDA increased to $(35.0) million, compared to $(66.4) million in the year ended December 31, 2019. The increase was primarily due to improvements in cost of revenue as a percentage of Revenue, driven by operational efficiencies and increased density in markets, as well as controlled operating expense growth as a percentage of Revenue. In the year ended December 31, 2020, Adjusted EBITDA as a percentage of Revenue increased to (7)%, compared to (22)% in the year ended December 31, 2019.

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

Although we use Adjusted EBITDA as described above, Adjusted EBITDA has significant limitations as an analytical tool, including that it:

•does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•does not reflect changes in, or cash requirements for, our working capital needs;
•does not reflect the interest expense, or the cash required to service interest or principal payments, on our debt;
•does not reflect our tax expense or the cash required to pay our taxes; and
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measure does not reflect any cash requirements for such replacements.

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
The following table reconciles net loss to Adjusted EBITDA.

	Year Ended December 31,

	2021	2020	2019
	(in thousands, except percentages)
Net loss	$(154,591)	$(92,338)	$(84,872)
Add back:
Depreciation and amortization of intangible assets	61,273	34,300	13,689
Interest income	(36)	(385)	(1,050)
Interest expense	31,723	7,907	1,186
Other income (expense), net	(3,280)	5,725	3,354
Income tax benefit (expense)	784	(315)	(76)
Equity-based compensation	26,978	3,349	69
Business combination costs(1)	8,382	—	1,299
Restructuring(2)	250	6,805	—
Adjusted EBITDA	$(28,517)	$(34,952)	$(66,401)
Adjusted EBITDA as a percentage of Revenue	(3)%	(7)%	(22)%

(1) Represents third party costs associated with the strategic acquisition of TurnKey and third party costs associated with our Reverse Recapitalization in 2021, and third party costs associated with the strategic acquisition of Wyndham Vacation Rentals in 2019.

(2) Represents costs associated with an internal reorganization and workforce reductions in response to the COVID-19 pandemic and costs associated with the wind-down of a significant portion of our international operations.

Liquidity and Capital Resources

Since our founding, our principal sources of liquidity have been from proceeds we have received through the issuance of equity and debt financing. We have incurred significant operating losses and generated negative cash flows from operations as we have invested to support the growth of our business. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources.

As of December 31, 2021, we had cash and cash equivalents of $353.8 million on hand. In addition, as of December 31, 2021, $105.0 million was available for borrowing under our Revolving Credit Facility (as defined below). Our primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures and other general corporate purposes. In addition, following the Reverse Recapitalization, we will need cash to make payments under the Tax Receivable Agreement. We expect our operations will continue to be financed primarily by equity offerings, debt financing, and cash and cash equivalents. We believe our existing sources of liquidity will be sufficient to fund operations, working capital requirements, capital expenditures, and debt service obligations for at least the next twelve months.

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

Reverse Recapitalization

In connection with the Reverse Recapitalization, we received net proceeds of $302.6 million, which included (i) cash of $144.0 million that was held in TPG Pace's trust account from its initial public offering and TPG Pace's operating cash account, after giving effect to redemptions of TPG Pace's Class A Ordinary Shares held by TPG Pace's public shareholders prior to the Reverse Recapitalization, (ii) proceeds of $77.5 million from the PIPE Financing, and (iii) proceeds of $122.5 million from the FPA Financing, offset by (iv) the payment of underwriting commissions, advisory fees, and other transaction costs paid directly from proceeds of $41.4 million. We used these proceeds to pay additional transaction costs of $7.9 million, and the remaining $294.7 million of cash proceeds were contributed to our balance sheet. Reverse Recapitalization costs incurred but unpaid as of December 31, 2021 were not material. See Note 3, Reverse Recapitalization to our consolidated financial statements for additional information.

Senior Secured Convertible Notes

In May 2020, we entered into a note purchase agreement with certain of our existing investors pursuant to which we issued $108.1 million in aggregate principal amount of D-1 Convertible Notes. The D-1 Convertible Notes accrued cash interest daily at 3% per annum, payable annually in arrears on the anniversary date of the initial closing date. Additionally, the D-1 Convertible Notes accrued payment in kind (PIK) interest equal to 7% per annum, capitalized by adding the full amount of PIK interest to the principal balance on each anniversary date of the initial closing. In connection with the Reverse Recapitalization, the D-1 Convertible Notes converted into equity interests in the Company and are no longer outstanding as of December 31, 2021.

Revolving Credit Facility

In October 2021, we entered into a credit agreement, which, as subsequently amended in December 2021 (as amended, the Credit Agreement), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million (the Revolving Credit Facility). The Revolving Credit Facility includes a sub-facility for letters of credit in an aggregate face amount of $40.0 million which reduces borrowing availability under the Revolving Credit Facility. As of December 31, 2021, there were no amounts outstanding under the Credit Agreement.

Borrowings under the Revolving Credit Facility are subject to interest, determined as follows:

•Alternate Base Rate (ABR) borrowings accrue interest at a rate per annum equal to the ABR plus a margin of 1.50%. The ABR is equal to the greatest of (i) the Prime Rate, (ii) the NYFRB Rate plus 0.50%, and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.0%, subject to a 1.0% floor.
•Eurocurrency borrowings accrue interest at a rate per annum equal to the Adjusted LIBO Rate plus a margin of 2.50%. The Adjusted LIBO Rate is calculated based on the applicable LIBOR for U.S. dollar deposits, subject to a 0.0% floor, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum effective reserve percentage for Eurocurrency funding.

In addition to paying interest on the principal amounts outstanding under the Revolving Credit Facility, we are required to pay a commitment fee on unused amounts at a rate of 0.25% per annum. We are also required to pay customary letter of credit and agency fees.

The Credit Agreement contains customary covenants. In addition, beginning on the last day of the second full fiscal quarter ending after the effective date of the Revolving Credit Facility, we are required to maintain a minimum amount of consolidated revenue, measured on a trailing four-quarter basis, as of the last date of each fiscal quarter, provided that such covenant will only apply if, on such date, the aggregate principal amount of outstanding borrowings under the Revolving Credit Facility and letters of credit (excluding undrawn amounts under any letters of credit in an aggregate face amount of up to $20.0 million and letters of credit that have been cash collateralized) exceeds 35% of the then-outstanding revolving commitments. We will also be required to maintain liquidity of at least $15.0 million as of the last date of each fiscal quarter beginning with the second full fiscal quarter ending after the effective date of the December 2021 amendment to the Credit Agreement.

See Note 10, Debt to our consolidated financial statements for additional information.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,

	2021	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$63,265	$(2,427)	$(35,456)
Net cash used in investing activities	(114,633)	(12,671)	(134,409)
Net cash provided by financing activities	279,611	96,462	298,782
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(119)	159	12
Net increase in cash, cash equivalents and restricted cash	$228,124	$81,523	$128,929

Operating Activities

Net cash provided by operating activities was $63.3 million for the year ended December 31, 2021, primarily attributable to a net loss of $154.6 million, offset by $117.6 million of non-cash items related to depreciation, amortization of intangible assets, fair value adjustment on derivative liabilities, non-cash interest expense, and equity-based compensation expense. Additional sources of cash flows resulted from changes in working capital, including a $40.2 million increase in funds payable to owners and $11.1 million increase in hospitality and sales taxes payable as a result of increased bookings on our platform, partially offset by a $3.6 million decrease in deferred revenue and future stay credits driven by the usage of future stay credits during the period.

Net cash used in operating activities was $2.4 million for the year ended December 31, 2020, primarily attributable to a net loss of $92.3 million, offset by $55.2 million of non-cash items related to depreciation, amortization of intangible assets, fair value adjustment on warrant derivative liabilities, PIK interest related to our D-1 Convertible Notes and equity-based compensation. Additional sources of cash flows resulted from changes in working capital, including an $25.0 million increase in deferred revenue and future stay credits, $4.0 million increase in hospitality and sales taxes payable offset by a decrease of $17.3 million in funds payable to owners as a result of booking activity on our platform and timing of stays completed by our guests.

Net cash used in operating activities was $35.5 million for the year ended December 31, 2019 primarily attributable to a net loss of $84.9 million, offset by $18.9 million of non-cash items related to depreciation, amortization of intangible assets, and loss on debt extinguishment. Additional sources of cash resulted from changes in working capital including an increase of $31.7 million in funds payable to owners, $19.4 million increase in deferred revenue and future stay credits and $12.4 million increase in accrued expenses and other liabilities offset by a decrease of $10.8 million in prepaid expenses and other assets, $16.7 million decrease in accounts payable and $7.2 million decrease in accounts receivable.
Investing Activities

Our primary investing activities include cash paid for business combinations, capitalized internally developed software, and purchases of property and equipment.

Net cash used in investing activities was $114.6 million for the year ended December 31, 2021 primarily due to $103.4 million of net cash paid to purchase businesses acquired, $5.9 million of cash paid for purchases of property and equipment, and $5.4 million of cash paid for capitalized internally developed software costs.

Net cash used in investing activities was $12.7 million for the year ended December 31, 2020, primarily attributable to $7.9 million of cash paid for capitalized internally developed software and $3.5 million of net cash paid for businesses acquired.

Net cash used in investing activities was $134.4 million for the year ended December 31, 2019, primarily attributable to $115.0 million of net cash paid to purchase Wyndham Vacation Rentals, Inc. and other business combinations and $16.9 million of cash paid for capitalized internally developed software costs.
Financing Activities

Our primary financing activities have come from the proceeds from our Reverse Recapitalization in 2021, issuance of senior secured convertible notes in 2020, and issuance of redeemable convertible preferred units in 2019. These proceeds were partially offset by cash payments for contingent consideration and deferred payments to sellers in connection with business combinations to grow the number of homes under management in new and adjacent markets served.

Net cash provided by financing activities was $279.6 million for the year ended December 31, 2021, primarily attributable to $302.6 million of proceeds received from the Reverse Recapitalization, partially offset by $7.9 million of payments for transaction-related costs. In addition, we made financing-related cash payments of $13.6 million for business combinations.

Net cash provided by financing activities was $96.5 million for the year ended December 31, 2020, reflecting proceeds of $115.9 million from the issuance of the long-term debt, partially offset by $10.2 million of payments of long-term debt and $9.5 million of payments for business combinations.

Net cash provided by financing activities as $298.8 million for the year ended December 31, 2019, primarily reflecting proceeds of $313.0 million from the issuance of redeemable convertible preferred units, net of issuance costs, partially offset by cash paid for business combinations of $9.1 million and payments of long-term debt of $5.1 million.

Material Cash Requirements from Contractual and Other Obligations
As of December 31, 2021, our material cash requirements for our known contractual and other obligations were as follows:

•Operating Leases – We enter into various non-cancelable lease agreements primarily related to certain field and corporate office facilities. Future minimum lease payments to be made under non-cancelable operating leases with an initial or remaining term greater than one year were $43.9 million, with $13.8 million payable within 12 months. See Note 8, Leases to our consolidated financial statements for further detail of our obligations and the timing of expected future payments.

•Acquisition Liabilities – In connection with our portfolio transactions, accounted for as business combinations, we record acquisition-related liabilities, if applicable, for any contingent consideration or deferred payments to the seller. Our total acquisition liabilities were $64.7 million, with $31.4 million payable within 12 months.

•Information Technology Service Agreements – Information technology service agreements represent outsourced services and licensing costs pursuant to our information technology agreements. We had contractual payments for these agreements of $23.6 million, with $9.8 million payable within 12 months.

•Revolving Credit Facility – In October 2021, we entered into the Revolving Credit Facility, which, as subsequently amended in December 2021, provides for borrowings in an aggregate principal amount of up to $105.0 million, which amount may be borrowed and repaid from time to time. See "Liquidity and Capital Resources — Revolving Credit Facility.” We had no amounts outstanding under the Revolving Credit Facility.

•Tax Receivable Agreement – The payments that we may be required to make under the Tax Receivable Agreement that we entered into may be significant but we are currently unable to estimate the amounts and timing of the payments that may be due thereunder. See Note 2, Significant Accounting Policies to our consolidated financial statements for further details about the Tax Receivable agreement.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Valuation of Homeowner Contracts

Description

When we engage in a strategic acquisition or portfolio transaction accounted for as a business combination, we estimate the fair value of acquired assets, assumed liabilities, and purchase consideration transferred as of the acquisition date of each business combination. In every acquisition, homeowner contracts are the most significant intangible asset that we acquire. In valuing these homeowner contracts, we may engage a third-party valuation expert to estimate the fair value of these assets using a version of the income approach known as the "multi-period excess earnings method." This method uses a discounted cash flow approach that is derived from assumptions that include revenue growth rates, homeowner retention rates, operating profit margins, and the selection of an appropriate discount rate. We consider this approach the most appropriate valuation technique because the inherent value of our homeowner contracts is their ability to generate current and future income.

Judgments and Uncertainties

Revenue growth rates, homeowner retention rates, operating profit margins, and the discount rate applied are the significant estimates used in the multi-period excess earnings method to determine the fair value of homeowner contracts. These estimates are influenced by many factors, including historical financial information and management's expectations for future growth.

Effect if Actual Results Differ from Assumptions

We have not made any changes in the accounting methodology used to determine the fair value of homeowner contracts during the last three years. During the year ended December 31, 2021, we acquired homeowner contracts valued at $172.6 million. A 10% increase in the calculated fair value of these homeowner contracts would increase amortization expense by $2.1 million during fiscal year 2021 and by $3.5 million annually during each full year remaining in their useful life.

Valuation of Equity Units

Description

Prior to the Reverse Recapitalization, given the absence of a public trading market for our equity units, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held Company Equity Securities Issued as Compensation, our management and board of directors determined the best estimate of fair value of our common units and redeemable convertible preferred units.

To determine the fair value of our equity units, we engaged a third-party valuation expert. We first determined our business enterprise value (BEV) and then allocated that equity fair value to our redeemable convertible preferred units, common units and common unit equivalents. We estimated our BEV primarily using a market approach, which is a generally accepted valuation approach. The market approach measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets, and in our case, focused on comparing our business to a group of its peer companies. In applying this method, valuation multiples are derived from historical and forecasted operating data of the peer company group. We then apply the multiples to our operating data (i.e. revenue and EBITDA) to arrive at a range of indicated values of our Company.

At each valuation date, once the BEV for the business was determined, the equity value was allocated to each of our redeemable convertible preferred units, common units and common unit equivalents, using one of the following methods: (1) the option pricing method (OPM); and (2) a probability weighted expected return method (PWERM); or the hybrid method, which is a hybrid between the OPM and PWERM methods.

The OPM treats common units and redeemable convertible preferred units as call options on a business, with exercise prices based on the liquidation preference of the redeemable convertible preferred units. Therefore, the common unit only has value if the funds available for distribution to the holders of common units exceed the value of the liquidation preference of the redeemable convertible preferred units at the time of a liquidity event, such as a merger, sale, or initial public offering, assuming the business has funds available to make a liquidation preference meaningful and collectible by unit holders. The common unit is modeled as a call option with a claim on the business at an exercise price equal to the remaining value immediately after the redeemable convertible preferred units are liquidated.

The PWERM utilizes discrete future exit scenarios to determine the value of our equity units. For each of the various scenarios, an equity value is estimated and the rights and preferences for each unit holder class are considered to allocate the equity value to common units. The equity unit values are then multiplied by a discount factor reflecting the calculated discount rate and the timing of the event. Lastly, the equity unit value is multiplied by an estimated probability for each scenario. Our board of directors and management team evaluated the probability and timing of the discrete future exit scenarios at each valuation date.

Judgments and Uncertainties

Prior to the Reverse Recapitalization, factors used to determine the value of our equity units included:
•the prices at which others have purchased our redeemable convertible preferred units in arms’ length transactions;
•the rights, preferences and privileges of our redeemable convertible preferred units relative to those of our common units;
•our operating and financial performance;
•our estimates of future financial performance;
•lack of marketability of our equity units;
•the valuation of comparable companies;
•the industry outlook;
•the likelihood and timing of achieving a liquidity event, such as an initial public offering or sale of our Company given prevailing market conditions;
•the U.S. and global economic and capital market conditions and outlook; and
•additional objective and subjective factors relating to our business.

On July 28, 2021, the Company entered into an agreement (the BCA) to become a publicly traded company through a business combination with TPG Pace Solutions Corporation, a special purpose acquisition company. The BCA provided management with a Company-specific indication of fair value of our equity units. This substantially reduced our need to rely on many of the subjective factors described above.

On December 6, 2021, the Company consummated the Reverse Recapitalization (see Note 3, Reverse Recapitalization to our consolidated financial statements), and the Company's Class A Common Stock began to trade publicly on December 7, 2021.

Effect if Actual Results Differ from Assumptions

During fiscal year 2021, the valuation of our equity units impacted the following:
•The loss attributable to remeasurement of our redeemable convertible preferred units was $426.1 million during fiscal year 2021. These units were no longer remeasured at fair value subsequent to April 1, 2021. A 10% increase in the fair value of the redeemable convertible preferred units as of April 1, 2021 would have increased their remeasurement loss by $119.8 million.
•Remeasurement of our common unit warrant derivative liabilities was $11.5 million during fiscal year 2021. These warrants were remeasured at fair value until the consummation of the Reverse Recapitalization on December 6, 2021. As of this date, the warrants were remeasured using the valuation indicated by the BCA. As such, there was not significant judgment or uncertainty in their remeasurement.
•Equity-based compensation expense was $27.0 million during fiscal year 2021. A greater degree of subjectivity was required to determine the grant-date fair value of equity-based compensation awards granted prior to the execution of the BCA. Awards granted during fiscal year 2021 prior to the execution of the BCA had a total grant-date fair value of $18.8 million. A 10% increase in the grant-date fair value of these awards would increase equity-based compensation expense by $0.4 million in 2021 and by $0.5 million annually during each full year remaining in their vesting period.

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

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates.

Interest Rate Fluctuation Risk

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities.

Our cash and cash equivalents primarily consist of cash deposits and marketable securities. We do not enter into investments for trading or speculative purposes. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of December 31, 2021.

As we do not have any borrowing under our Revolving Credit Facility as of December 31, 2021, we are not currently exposed to the risk related to fluctuations in interest rates to the extent the Alternate Base Rate exceeds the floor.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Vacasa, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vacasa, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, cash flows, and equity (deficit) for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Boise, Idaho
March 18, 2022

Vacasa, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$353,842	$218,484
Restricted cash	165,294	72,528
Accounts receivable, net	48,989	10,161
Prepaid expenses and other current assets	19,325	10,191
Total current assets	587,450	311,364
Property and equipment, net	67,186	65,087
Intangible assets, net	216,499	77,426
Goodwill	754,506	121,487
Other long-term assets	11,269	11,888
Total assets	$1,636,910	$587,252
Liabilities, Temporary Equity, and Equity (Deficit)
Current liabilities:
Accounts payable	$34,786	$15,648
Funds payable to owners	214,301	92,707
Hospitality and sales taxes payable	46,958	20,721
Deferred revenue	107,252	49,992
Future stay credits	30,995	35,140
Accrued expenses and other current liabilities	71,833	44,022
Total current liabilities	506,125	258,230
Long-term debt, net of current portion	512	111,689
Other long-term liabilities	112,123	22,204
Total liabilities	$618,760	$392,123
Commitments and contingencies (Note 16)
Redeemable convertible preferred units	—	771,979
Redeemable noncontrolling interests	1,770,096	—
Equity (Deficit):
Vacasa Holdings LLC Class A and Class B Common Units	—	—
Class A Common Stock, par value $0.00001, 1,000,000,000 shares authorized; 214,793,795 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	21	—
Class B Common Stock, par value $0.00001, 498,330,079 shares authorized; 212,751,977 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	21	—
Additional paid-in capital	—	—
Accumulated deficit	(751,929)	(577,091)
Accumulated other comprehensive income (loss)	(59)	241
Total deficit:	(751,946)	(576,850)
Total liabilities, temporary equity, and equity (deficit)	$1,636,910	$587,252

The accompanying notes are an integral part of these consolidated financial statements.

Vacasa, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands except per share data)

	Year Ended December 31,

	2021	2020	2019
Revenue	$889,058	$491,760	$299,281
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	440,753	256,086	164,466
Operations and support	186,984	116,192	78,782
Technology and development	48,709	27,030	16,929
Sales and marketing	187,904	79,971	70,584
General and administrative	88,835	57,587	36,289
Depreciation	17,110	15,483	5,705
Amortization of intangible assets	44,163	18,817	7,984
Total operating costs and expenses	1,014,458	571,166	380,739
Loss from operations	(125,400)	(79,406)	(81,458)
Interest income	36	385	1,050
Interest expense	(31,723)	(7,907)	(1,186)
Other income (expense), net	3,280	(5,725)	(3,354)
Loss before income taxes	(153,807)	(92,653)	(84,948)
Income tax benefit (expense)	(784)	315	76
Net loss	$(154,591)	$(92,338)	$(84,872)
Loss attributable to remeasurement of redeemable convertible preferred units	(426,101)	(202,433)	(42,186)
Net loss including remeasurement of redeemable convertible preferred units	(580,692)	(294,771)	(127,058)
Less: Net loss including remeasurement of redeemable convertible preferred units prior to Reverse Recapitalization	(555,437)	(294,771)	(127,058)
Less: Net loss attributable to redeemable noncontrolling interests	(12,558)	—	—
Net loss attributable to Class A Common Stockholders	$(12,697)	$—	$—
Net loss per share of Class A Common Stock(1):
Basic and diluted	$(0.06)	N/A	N/A
Weighted-average shares of Class A Common Stock outstanding(1):
Basic and diluted	214,794	N/A	N/A

Net loss	$(154,591)	$(92,338)	$(84,872)
Foreign currency translation adjustments	(358)	(313)	939
Total comprehensive loss	$(154,949)	$(92,651)	$(83,933)
Less: Comprehensive loss prior to Reverse Recapitalization	(129,720)	(92,651)	(83,933)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(12,545)	—	—
Total comprehensive loss attributable to Class A Common Stockholders	$(12,684)	$—	$—

(1) Basic and diluted net loss per share of Class A Common Stock is applicable only for the period from December 6, 2021 through December 31, 2021, which is the period following the Reverse Recapitalization (as defined in Note 3, Reverse Recapitalization). See also Note 15, Net Loss Per Share.

The accompanying notes are an integral part of these consolidated financial statements.

Vacasa, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2021	2020	2019
Cash from operating activities:
Net loss	$(154,591)	$(92,338)	$(84,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	4,689	6,403	1,272
Depreciation	17,110	15,483	5,705
Amortization of intangible assets	44,163	18,817	7,984
Deferred income taxes	(55)	(556)	(77)
Other gains and losses	77	(36)	727
Fair value adjustment on derivative liabilities	(2,889)	6,636	931
Loss on debt extinguishment	—	—	2,136
Non-cash interest expense	27,496	5,145	135
Equity-based compensation expense	26,978	3,349	69
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	35,400	2,295	(7,246)
Prepaid expenses and other assets	(6,178)	13,384	(10,836)
Accounts payable	8,288	(3,491)	(16,748)
Funds payable to owners	40,199	(17,250)	31,652
Hospitality and sales taxes payable	11,076	3,952	1,961
Deferred revenue and future stay credits	3,576	24,980	19,386
Accrued expenses and other liabilities	7,926	10,800	12,365
Net cash provided by (used in) operating activities	63,265	(2,427)	(35,456)
Cash from investing activities:
Purchases of property and equipment	(5,853)	(1,619)	(4,528)
Proceeds from sale of property and equipment	—	—	2,321
Cash paid for internally developed software	(5,387)	(7,856)	(16,940)
Cash paid for business combinations, net of cash and restricted cash acquired	(103,393)	(3,519)	(115,037)
Other investing activities	—	323	(225)
Net cash used in investing activities	(114,633)	(12,671)	(134,409)
Cash from financing activities:
Proceeds from Reverse Recapitalization, net	302,638	—	—
Payments of Reverse Recapitalization costs	(7,937)	—	—
Cash paid for business combinations	(13,647)	(9,461)	(9,131)
Proceeds from issuance of long-term debt	—	115,931	—
Payments of long term debt	(125)	(10,169)	(5,125)
Proceeds from issuance of preferred units, net of issuance costs	—	500	313,038
Other financing activities	(1,318)	(339)	—
Net cash provided by financing activities	279,611	96,462	298,782
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(119)	159	12
Net increase in cash, cash equivalents and restricted cash	228,124	81,523	128,929
Cash, cash equivalents and restricted cash, beginning of period	291,012	209,489	80,560
Cash, cash equivalents and restricted cash, end of period	$519,136	$291,012	$209,489

Vacasa, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$310	$188	$37
Cash paid for interest	$3,767	$1,280	$1,141
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common units for consideration in a business combination	$573,800	$—	$1,172
Issuance of common stock in connection with conversion of D-1 Notes (See Note 10, Debt)	$140,393	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Vacasa, Inc.
Consolidated Statements of Equity (Deficit)
(in thousands, except unit data)

	Redeemable Non-controlling Interests	Redeemable Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2018	$—	131,932,428	$209,781	172,597,788	$—	—	$—	—	$—	$—	$(164,908)	$(385)	$(165,293)
Cumulative effect from adoption of ASU 2014-09											5,056		5,056
Issuance of Series C redeemable convertible preferred units, net of issuance costs		95,686,490	245,912										—
Issuance of Series C-1 redeemable convertible preferred units, net of issuance costs		27,985,068	50,344										—
Issuance of Series C-2 redeemable convertible preferred units, net of issuance costs		8,706,402	16,782										—
Issuance of common units for consideration in a business combination				4,226,364						1,172			1,172
Equity-based compensation										69			69
Remeasurement of redeemable convertible preferred units			42,186							(1,241)	(40,945)		(42,186)
Foreign currency translation adjustments												939	939
Net Loss											(84,872)		(84,872)
Balance as of December 31, 2019	$—	264,310,388	$565,005	176,824,152	$—	—	$—	—	$—	$—	$(285,669)	$554	$(285,115)
Issuance of Series C-1 redeemable convertible preferred units, net of issuance costs		270,387	500										—
Exercise of Series A preferred unit warrant		3,107,279	4,041										—
Equity-based compensation										3,349			3,349
Remeasurement of redeemable convertible preferred units			202,433							(3,349)	(199,084)		(202,433)
Foreign currency translation adjustments												(313)	(313)
Net Loss											(92,338)		(92,338)
Balance as of December 31, 2020	$—	267,688,054	$771,979	176,824,152	$—	—	$—	—	$—	$—	$(577,091)	$241	$(576,850)

Vacasa, Inc.
Consolidated Statements of Equity (Deficit) - (Continued)
(in thousands, except unit data)

	Redeemable Non-controlling Interests	Redeemable Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2020	$—	267,688,054	$771,979	176,824,152	$—	—	$—	—	$—	$—	$(577,091)	$241	$(576,850)
Issuance of common units for consideration in a business combination				161,518,057	—					573,800			573,800
Equity-based compensation prior to Reverse Recapitalization										6,863			6,863
Exercise of equity-based options				70,208	—					73			73
Remeasurement of redeemable convertible preferred units			426,101							(908)	(425,193)		(426,101)
Net exercise of common unit warrants				2,020,000	—								—
Foreign currency translation adjustments prior to Reverse Recapitalization												(384)	(384)
Net loss prior to Reverse Recapitalization											(129,336)		(129,336)
Effects of Reverse Recapitalization, net	508,737	(267,688,054)	(1,198,080)	(340,432,417)		214,793,795	21	212,393,793	21	503,719	562,630	71	1,066,462
Vesting of employee equity units	431							358,184		(431)			(431)
Equity-based compensation subsequent to the Reverse Recapitalization	534									19,581			19,581
Foreign currency translation adjustments subsequent to the Reverse Recapitalization	13											13	13
Net loss subsequent to Reverse Recapitalization	(12,558)										(12,697)		(12,697)
Adjustment of redeemable noncontrolling interest to redemption amount	1,272,939									(1,102,697)	(170,242)		(1,272,939)
Balance as of December 31, 2021	$1,770,096	—	$—	—	$—	214,793,795	$21	212,751,977	$21	$—	$(751,929)	$(59)	$(751,946)

The accompanying notes are an integral part of these consolidated financial statements.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 1 - Description of Business

Vacasa, Inc. and its subsidiaries (the Company) operate a vertically-integrated vacation rental platform. Homeowners utilize the Company’s technology and services to realize income from their rental assets. Guests from around the world utilize the Company’s technology and services to search and book Vacasa-listed properties in destinations throughout North and Central America. The Company collects nightly rent on behalf of homeowners and earns the majority of its revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through the Company’s website or app or through its distribution partners. The Company conducts its business through Vacasa Holdings, LLC (Vacasa Holdings or OpCo) and its subsidiaries. The Company is headquartered in Portland, Oregon.

Vacasa, Inc. was incorporated on July 1, 2021, under the laws of the state of Delaware for the purpose of consummating the business combination (the Business Combination) contemplated by that certain business combination agreement, dated as of July 28, 2021 (as amended, the "Business Combination Agreement"), by and among TPG Pace Solutions Corp., a Cayman Islands exempted company (TPG Pace), Vacasa Holdings, Turnkey Vacations, Inc., a Vacasa Holdings equity holder (TK Newco), certain other Vacasa Holdings equity holders (together with TK Newco, the “Blockers”), the Company, and certain other parties. On December 6, 2021, the Company consummated the Business Combination, pursuant to which, among other things, TPG Pace merged with and into the Company, the separate corporate existence of TPG Pace ceased, and the Company became the surviving corporation. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Vacasa, Inc. has been treated as the “acquired” company for financial reporting purposes, with Vacasa Holdings considered to be the accounting acquirer. See Note 3, Reverse Recapitalization for more details.

Note 2 - Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation.

Pursuant to the Reverse Recapitalization, as described in Note 3, Reverse Recapitalization, the Company holds 214,793,795 units of Vacasa Holdings (OpCo Units), which represents a 50.2% ownership interest as of December 31, 2021. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through redeemable noncontrolling interest in the consolidated balance sheets and net loss attributable to redeemable noncontrolling interest in the consolidated statements of operations. The consolidated financial statements of Vacasa Holdings and its subsidiaries have been determined to be the predecessor for accounting and reporting purposes of the period prior to the Reverse Recapitalization.

Following the consummation of the merger of TPG Pace and the Company, the Company is an “emerging growth company” (EGC), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). The Company has elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 102(b)(1) of the JOBS Act that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition periods provided by the JOBS Act. As result of this election, its consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of sales and expenses during the reporting period. Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, the useful lives of property and equipment and intangibles assets, allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business acquisitions and related contingent consideration, valuation of warrants, valuation of redeemable convertible preferred units, equity-based compensation, and evaluation of recoverability of long-lived assets. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

COVID-19 Impacts

Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) and its variants. COVID-19 and measures to prevent its spread have continued to impact our business in a number of ways. In certain markets, vacation homes on our platform and attractions within the local market have also been subject to shifting government mandates or guidance regarding COVID-19 restrictions. Beginning at the end of the Company’s first quarter of 2020, the Company experienced a significant decline in revenue resulting from a decrease in bookings and an increase in cancellations, which in turn impacted Nights Sold. Due to the impact that the reduction in bookings initially had on its financial condition, $108.1 million of Senior Secured Convertible Notes (D-1 Convertible Notes) were issued to provide for liquidity and fund other general corporate initiatives. In connection with the Reverse Recapitalization (see Note 3, Reverse Recapitalization), the D-1 Convertible Notes subsequently converted into equity interests in the Company and are no longer outstanding as of December 31, 2021. The Company also took steps to mitigate the adverse impacts from the COVID-19 pandemic through cost reduction measures including lower discretionary and overhead spending, as well as temporary employee furloughs, which primarily occurred in the second quarter of fiscal 2020. In the first half of 2020, the Company initiated an internal reorganization and reduction of its workforce, primarily in North America, resulting in the elimination of approximately 850 positions. As a result of these reductions, the Company recorded expenses in the 2020 consolidated statement of operations of $5.0 million, of which $1.5 million was recorded to operations and support, $1.2 million to sales & marketing, $1.1 million to general and administrative expenses, $1.0 million to technology and development, and $0.2 million to cost of revenue.

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The Company analyzed the various income tax and non-income tax provisions of the CARES Act based on currently available technical guidance and determined that aside from an impact to the timing of cash flows, there is no material impact to the Company’s consolidated financial statements. Specifically, as it relates to the Company, the CARES Act allows for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. For the year ended December 31, 2020, the Company deferred approximately $7.6 million of the employer-paid portion of social security taxes. As of December 31, 2021, the remaining deferral of $3.8 million is included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company will continue to assess the effect of the CARES Act and ongoing other government legislation related to the COVID-19 pandemic that may be issued.

The Canada Emergency Wage Subsidy (CEWS) was announced on March 27, 2020. Under this program, qualifying businesses can receive a subsidy for up to 75% of their employees’ wages, subject to certain limitations. For the years ended December 31, 2021 and 2020, the Company received $2.2 million and $1.7 million, respectively, of wage subsidy from the Canadian government as part of the CEWS, which is included in operating costs and expenses in the consolidated statement of operations.

Exit from European and Latin America Operations

In addition to the specific responses to COVID-19 above, in the second half of the year ended December 31, 2020, the Company’s management made the decision to realign the Company’s business and strategic priorities which resulted in the wind-down of a significant portion of the Company’s international operations by December 31, 2020. In connection with the wind-down, the Company recorded restructuring costs of $1.8 million during the year ended December 31, 2020, which primarily consisted of severance costs of $1.3 million and contract termination costs of $0.5 million. Of the total, $1.4 million was recorded to general and administrative expenses, $0.3 million to cost of revenue, and $0.2 million to operations and support in the consolidated statements of operations. While some of these activities were ongoing into 2021, the majority of these actions were completed by December 31, 2020. As of December 31, 2020, the Company had accrued restructuring charges related to the internal reorganization and restructuring actions of $2.2 million, primarily consisting of accrued severance included in accrued expenses and other current liabilities on the consolidated balance sheets. As of December 31, 2021, accrued restructuring charges were not material.

Segments

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company's CODM. The CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates one reportable segment.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
The majority of the Company's revenue is earned in the United States. The Company's revenues earned outside of the United States did not exceed 10% of total revenues for the years ended December 31, 2021 and 2020, respectively. Long-lived assets by geographical location is based on the location of the legal entity that owns the asset. As of December 31, 2021, the majority of the Company's long-lived assets were located in the United States.

Cash, Cash Equivalents and Restricted Cash

Cash includes demand deposits with banks and financial institutions, as well as cash in transit from payment processors. Cash equivalents includes short-term, highly liquid securities, including money market funds and term deposit investments with maturities of 90 days or less when purchased and their carrying values approximate fair value due to their short-term nature. The Company generally places its cash and cash equivalents and investments with major financial institutions deemed to be of high-credit-quality in order to limit its credit exposure. The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits. Restricted cash primarily represents payments made by guests in advance of reservations that are required to be held in escrow accounts until the rescission period expires in accordance with U.S. state regulations. The following table reconciles cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to the total amount of cash, cash equivalents and restricted cash presented on the consolidated statement of cash flows (in thousands):

	As of December 31,

	2021	2020	2019
Cash and Cash Equivalents	$353,842	$218,484	$144,205
Restricted Cash	165,294	72,528	65,284
Total	$519,136	$291,012	$209,489

Accounts Receivable, net

Accounts receivable, net primarily represents amounts owed by the prior owners of acquired businesses managed under transition services agreements, amounts owed by homeowners for reimbursable expenses incurred by the Company in accordance with the homeowner contract, amounts owed by third-party distribution partners acting as a merchant of record for guest stays that have commenced, and amounts owed by community and homeowner associations for services provided. The allowance for doubtful accounts is estimated based on historical experience, aging of the receivable, the counterparty’s ability to pay, condition of general economy and industry, and other factors. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified.

As of December 31, 2021 and 2020, the Company’s allowance for doubtful accounts was $11.6 million and $8.9 million, respectively. The Company recognized bad debt expense for the years ended December 31, 2021, 2020, and 2019 of $4.7 million, $6.4 million, and $1.3 million, respectively which was recorded as a component of general and administrative expense in the consolidated statements of operations.

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

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is recorded as a component of general and administrative expense in the consolidated

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
statements of operations. Gains and losses on disposal of assets were not material for the years ended December 31, 2021, 2020, and 2019.

Intangible Assets, net

The Company’s intangible assets consist primarily of acquired homeowner contracts, databases, photos and property listings, tradenames, noncompete agreements, and other. Intangible assets are recorded at fair value as of the date of acquisition and are amortized on a straight-line basis over an estimated economic life ranging from one to ten years. The Company reviews definite-lived intangible assets for impairment in accordance with its policy for long-lived assets.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group and its eventual disposal when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved and based on assumptions representative of market participants. Long-lived asset impairments are recorded as a component of general and administrative expenses in the consolidated statement of operations. Long-lived asset impairment losses were not material for the years ended December 31, 2021, 2020 and 2019.

Business Combinations

In accordance with applicable accounting standards, the Company estimates the fair value of assets acquired and liabilities assumed as of the acquisition date of each business combination. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Management makes certain estimates and assumptions when determining the fair values of assets acquired and liabilities assumed, including intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from homeowner contracts, databases, photos and property listings, and trade names, as well as discount rates. At the acquisition date, the Company will also record acquisition related liabilities, if applicable, for any contingent consideration or deferred payments to the seller. Contingent consideration is recorded at fair value on the acquisition date based on Company’s expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the contingent consideration liabilities, recorded as a component of accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheets, are remeasured each reporting period after the acquisition date and any changes in the estimated fair value are reflected as gains or losses in general and administrative expense in the consolidated statement of operations. The deferred payments to sellers are recognized on the acquisition date at fair value by calculating the risk adjusted present value of the deferred cash payments to be made to the seller. The deferred payments to seller balances were $26.8 million and $8.9 million as of December 31, 2021, and 2020, respectively, which are recorded as a component of accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets based on the expected timing of settlement.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company has one reporting unit which the Company tests for impairment on the first day of the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. There were no impairment charges in any of the periods presented in the consolidated financial statements. Refer to Note 7, Intangible Assets, Net and Goodwill, for additional information.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Loss Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are both probable and reasonably estimable. These accruals are adjusted as additional information becomes available or circumstances change.

Leases

The Company accounts for leases under the provisions of Accounting Standards Codification (ASC) Topic 840, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The terms used for the evaluation include renewal option periods in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Leases are classified as capital leases whenever the terms of the lease substantially transfer all of the risks and rewards of ownership to the lessee. The Company’s operating leases pertain to the Company’s corporate office locations, field operation locations and vacation properties whereby the Company takes control of a third-party’s property during the lease period for purpose of renting the property on a short-term basis.

The Company recognizes rent expense on operating leases on a straight-line basis over the non-cancellable lease term. Operating leases with landlord-funded leasehold improvements are considered tenant allowances and are amortized as a reduction of rent expense over the non-cancellable lease term. Deferred rent liabilities, which are calculated as the difference between contractual lease payments and the straight-line rent expense, are recorded in other long-term liabilities in the consolidated balance sheets.

Fair Value

The Company measures certain assets and liabilities at fair value on a recurring basis based on an expected exit price, which represents the amount that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

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

Related Party Transactions

The Company has certain homeowner contracts with the Company’s founder and former Chief Executive Officer (the Founder). The Company's revenue recognized related to these agreements was $1.6 million, $1.1 million, and $1.0 million and for the years ended December 31, 2021, 2020, and 2019. During fiscal 2019, the Company had certain vacation home lease agreements with the Founder. Rent expense the Company recognized for these arrangements was $0.2 million for the year ended December 31, 2019.

During fiscal 2019, the Company incurred costs to remodel certain of the vacation homes owned by the Founder and leased by the Company in accordance with the vacation home lease agreements. The Company incurred and billed its Founder $0.7 million for the goods and services provided, which was recorded as a component of accounts receivable, net in the consolidated balance sheets and repaid in full in fiscal 2020.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
On May 21, 2020, the Company issued Senior Secured Convertible Notes with an aggregate principal amount of $108.1 million. The purchasers are existing holders of the Company’s issued and outstanding redeemable convertible preferred units. In connection with the Reverse Recapitalization (see Note 3, Reverse Recapitalization), the D-1 Convertible Notes subsequently converted into equity interests in the Company and are no longer outstanding as of December 31, 2021.

On December 3, 2020, the Company sold and issued an aggregate of 270,387 units of Series C-1 preferred units to a certain director of the Company in exchange for gross proceeds of $0.5 million. Refer to Note 13, Equity for additional information.

Revenue from Contracts with Customers

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with its Customers. The Company operates a vertically-integrated vacation rental platform. The Company collects nightly rent on behalf of homeowners and earns the majority of its revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through the Company’s website or app or through its distribution partners. The majority of the Company’s vacation homes under management are located in the United States. The Company considers both the homeowners and guests to be its customers.

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

The Company markets homes on its platform directly on vacasa.com and its guest app and via its third-party distribution partners. Upon confirmation of a vacation home booking by a guest, the Company, on behalf of a homeowner, agrees to provide use of the vacation home for a specified period of time. At the time of booking, the guest agrees to pay the total booking value which is comprised of the nightly reservation rate, other reservation-related fees, and applicable sales taxes. The transaction price under the homeowner contracts represents variable consideration as the amount to which the Company is entitled depends on the total amount collected for each reservation. The uncertainty associated with the transaction price is generally resolved upon the booking, subject to estimates for cancellations and refunds. In accordance with the Company’s homeowner contracts, the Company earns commission revenue for a portion of the nightly rate and the other reservation-related fees for the integrated agency and guest services rendered.

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

In the event a booked reservation is cancelled, we may offer a refund or a future stay credit up to the value of the booked reservation. Future stay credits are recognized as a liability on our consolidated balance sheets. In certain instances, the Company may also offer a refund related to a completed stay. The Company accounts for these refunds as variable consideration, which results in a reduction to revenue. The estimate for variable consideration was not material for any of the periods presented.

In addition to providing the integrated agency services under the homeowner contract, the Company may also provide home care solutions directly to the homeowner, such as home maintenance and improvement services, linen and towel supply

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
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

Under the real estate brokerage services, the Company assists home buyers and sellers in listing, marketing, selling and finding homes. Real estate commissions earned by the Company’s real estate brokerage business are recorded as revenue at a point in time which is upon the closing of a real estate transaction (i.e., purchase or sale of a home). The commissions the Company pays to real estate agents are recognized concurrently with associated revenues and presented as cost of revenue in the consolidated statements of operations.

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

Disaggregation of Revenue

A disaggregation of the Company’s revenues by nature of the Company’s performance obligations are as follows (in thousands):

	Year Ended December 31,

	2021	2020	2019
Vacation rental platform	$841,973	$454,476	$289,720
Other services	47,085	37,284	9,561
Total	$889,058	$491,760	$299,281

Contract Liability Balances

Contract liability balances on the Company’s consolidated balance sheets consist of deferred revenue for amounts collected in advance of a guest-stay, limited to the amount of the booking to which the Company expects to be entitled as revenue. The Company’s deferred revenue balances exclude funds payable to owners and hospitality and sales taxes payable, as those amounts will not result in revenue recognition. Deferred revenue is reduced over the period in which a guest completes a stay and are recognized in revenue. Substantially all of the deferred revenue balances at the end of each fiscal year are expected to be recognized as revenue in the subsequent year.

Future Stay Credits

In the event a booked reservation made through our website or app is cancelled, the Company may offer a refund or a future stay credit up to the value of the booked reservation. Future stay credits are recognized upon issuance as a liability on our consolidated balance sheets. Revenue from future stay credits are recognized when redeemed by customers, net of the portion of the booking attributable to funds payable to owners and hospitality and sales taxes payable. Unredeemed future stay credits are recognized as breakage revenue upon expiration, or in the period that we are able to reliably estimate expected breakage.

Future stay credits typically expire fifteen months from the date of issue. As part of the Company’s response to the COVID-19 pandemic, certain future stay credits issued during the first three quarters of 2020 were extended from their original expiration, with the first of these future stay credits scheduled to expire in the first quarter of 2022. For the years ended December 31, 2021 and 2020, the Company did not recognize breakage revenue associated with future stay credits. The Company determined that any estimate of breakage is fully constrained as of December 31, 2021, primarily due to a lack of historical information to

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
make the estimate since no future stay credits have yet reached their expiration date. Given the uncertainty associated with customer redemption activity, a material amount of future stay credits may expire unused beginning in the first quarter of 2022 and be recognized as revenue.

The table below presents the activity of our future stay credit liability balance (in thousands):

	Year Ended December 31,

	2021	2020
Future stay credit liability at beginning of year	$35,140	$—
Issuances	31,376	100,100
Acquired in business combinations	11,032	—
Redemptions	(46,433)	(64,855)
Foreign currency fluctuations	(120)	(105)
Future stay credit liability at end of year	$30,995	$35,140

Costs to Obtain a Contract

The Company capitalizes certain costs it incurs to obtain new homeowner contracts when those costs are expected to be recovered through revenues generated from the contract. Capitalized amounts are amortized on a straight-line basis over the estimated life of the customer through sales and marketing expenses in the consolidated statement of operations. Capitalized costs to obtain a contract were $12.0 million and $7.7 million as of December 31, 2021 and 2020 respectively, and were recorded as a component of prepaid expenses and other current assets and other long-term assets in the consolidated balance sheets. Amortization of these costs was $4.0 million, $3.1 million, and $2.4 million for the years ended December 31, 2021, 2020, and 2019 respectively.

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

Technology and Development

Technology and development expenses consist primarily of compensation costs, which include wages, benefits, payroll taxes, and equity-based compensation, for salaried employees and payments to contractors, net of capitalized expenses, engaged in the design, development, maintenance, and testing of the Company’s platform, including websites, mobile applications, and other products. Costs qualifying for capitalization are recorded as a reduction of our technology and development expenses and are capitalized as internal-use software within property and equipment on the consolidated balance sheets. These assets are depreciated over their estimated useful lives and are reported in depreciation on our consolidated statements of operations. Also included within technology and development are information technology costs to support infrastructure, applications, and overall monitoring and security of networks, and other costs including for cloud, licensing, and maintenance. Research and development expenses were not material for the years ended December 31, 2021, 2020, and 2019, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation costs, which include wages, sales commissions, benefits, payroll taxes, and equity-based compensation for the Company’s sales force and marketing personnel, payments to channel partners for guest reservations, digital and mail-based advertising costs for homeowners, advertising costs for search engine marketing and other digital guest advertising, and brand marketing. The Company expenses advertising and other promotional

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
expenditures as incurred. Advertising expenses were $38.7 million, $7.3 million, and $8.7 million, and for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Income Taxes

Vacasa, Inc. is a corporation and is subject to U.S. federal as well as state income tax including the income or loss allocated from its investment in Vacasa Holdings LLC. Vacasa Holdings LLC is taxed as a partnership (including the operations of many of its subsidiaries which are limited liability companies) for which the taxable income or loss is allocated to members.

Certain of the Vacasa Holdings LLC operating subsidiaries are considered taxable Corporations for U.S. or foreign income tax purposes. The Company and its taxable subsidiaries account for income taxes using the asset and liability method which requires the recognition of deferred tax amounts for the expected future tax consequences of events that have been included in the consolidated financial statements and tax carryforwards. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to the year in which the differences are expected to reverse. The deferred tax effect of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date. The Company accounts for deferred taxes on investments in partnerships using an outside basis difference approach. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit for which the future realization is not more-likely-than-not based on an evaluation of all available positive and negative evidence.

The tax benefit of a uncertain tax position is recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. For those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authorities. The Company recognizes future accrued interest and penalties related to unrecognized tax benefits in income tax expense and in tax related liabilities on the consolidated balance sheet.

Tax Receivable Agreement

In connection with the Reverse Recapitalization, as described in Note 3, Reverse Recapitalization, the Company entered into the Tax Receivable Agreement with certain legacy Vacasa Holdings OpCo unitholders (Existing VH Holders or TRA Parties) that provides for the payment by the Company to such TRA Parties (or their transferees or assignees) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (determined by using certain assumptions) in periods after the Reverse Recapitalization as a result of (i) certain increases in tax basis that occur as a result of (A) any acquisition of OpCo Units from certain Existing VH Holders in the Reverse Recapitalization, (B) future exercises of the redemption rights under the OpCo LLC Agreement (the Redemption Rights) by certain holders of OpCo Units to exchange their OpCo Units for shares of Class A Common Stock of the Company or cash at the Company’s election, and (C) payments made under the Tax Receivable Agreement; (ii) any net operating losses or certain other tax attributes that become available to the Company to offset income or gain realized after the Blocker Mergers; (iii) any existing tax basis associated with Reference Assets (e.g., tangible and intangible assets other than cash, cash equivalents, receivables, inventory, deferred revenue, and prepaid amounts) of OpCo or its subsidiaries, the benefit of which is allocable to the Company as a result of the exchanges of OpCo Units for Class A Common Stock of the Company or cash; and (iv) tax benefits related to imputed interest deemed to be paid by the Company as a result of any payments that the Company makes under the Tax Receivable Agreement.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2021, the Company has concluded, based on applicable accounting standards, that it was not probable that a TRA liability would be incurred. Accordingly, the Company has not recorded a liability related to the tax savings it may realize from utilization of the tax attributes subject to the TRA. If utilization of such tax attributes becomes probable in the future, the Company will record a liability related to the TRA, which will be recognized as expense within the consolidated statements of operations.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest includes the economic interest of Vacasa Holdings OpCo Units not owned by the Company. Redeemable noncontrolling interests are initially recorded at the transaction price which is equal to their fair value, and the amount is subsequently adjusted for the proportionate share of earnings and other comprehensive income attributable to the redeemable noncontrolling interests and any dividends or distributions paid to the redeemable noncontrolling interests.

As of December 31, 2021, the Company directly owned approximately 50.2% of the interest in Vacasa Holdings and the redeemable noncontrolling interest was 49.8%. As a result of the Reverse Recapitalization, as described in Note 3, Reverse Recapitalization, the redeemable noncontrolling interest relates to the economic interests in Vacasa Holdings held by certain Existing VH Holders. These economic interests are held in the form of Vacasa Holdings OpCo Units and an equivalent number of shares of the Company's Class B Common Stock that can be redeemed at the Company's election for shares of Class A Common Stock or cash in an amount equal to the fair market value of Class A Common Stock. Due to the cash redemption and the Existing VH Holders controlling the Board of Directors of the Company, the Company has accounted for the redeemable noncontrolling interest as temporary equity.

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

Accounting Pronouncements Adopted in Fiscal 2021

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The updated guidance was effective for the Company beginning January 1, 2021 and did not have a material impact on the Company's financial statements.

Accounting Pronouncements Not Yet Adopted

As an “emerging growth company,” the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which has subsequently been amended by ASUs 2018-01, 2018-10, 2018-11, 2018-20, 2019-01, and 2019-10. The guidance requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The updated guidance will be effective for the Company beginning on January 1, 2022. The Company expects to adopt the standard using the method of adoption that allows the Company to record the cumulative effect of initially applying the guidance at the beginning of the period of adoption. The Company expects to elect certain practical expedients, including not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification for any expired or existing leases, and not reassessing initial direct costs for any existing leases. The Company also expects to elect the practical expedient to not separate lease and non-lease components for all classes of assets. Lastly, the Company expects to elect the short-term lease exception for all classes of assets, and therefore will not apply the recognition requirements for leases of 12 months or less. We expect that the primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
balance sheets, resulting in the recording of right-of-use assets in the range of approximately $34.0 million to $37.0 million and lease liabilities in the range of approximately $36.0 million to $39.0 million.

In October 2021, the (FASB) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires acquirers to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired revenue contracts using the recognition and measurement guidance in Topic 606. As a result, for deferred revenue acquired in a business combination, the Company will no longer record deferred revenue at fair value and instead will record deferred revenue in accordance with ASC 606. This will generally result in an increase to goodwill and more post-acquisition revenue being recorded. The Company elected to early adopt ASU 2021-08 beginning on January 1, 2022, and the new guidance will be applied prospectively to business combinations occurring after this date. The ongoing impact of the new guidance will be fact-dependent on the transactions within its scope.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. Key changes outlined within the new standard include hybrid tax regimes, intra-period tax allocation exception and interim-period accounting for enacted changes in tax law. Early adoption is permitted, including adoption in any interim period or annual reports for which financial statements have not yet been made available for issuance. The updated guidance will be effective for the Company for the fiscal year beginning January 1, 2022, and interim periods within fiscal years beginning January 1, 2023, to the extent the Company remains an emerging growth company, as defined in the JOBS Act. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities from an incurred loss methodology to an expected loss methodology. For assets held at amortized cost basis, the guidance eliminates the probable initial recognition threshold and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses are recorded through an allowance for credit losses, rather than a write-down, limited to the amount by which fair value is below amortized cost. Additional disclosures about significant estimates and credit quality are also required. This ASU has subsequently been amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10, and 2019-11. The amendments are effective for the Company fiscal years beginning after December 15, 2022, to the extent the Company remains an emerging growth company, as defined in the JOBS Act. The Company is currently in the process of evaluating the impact of this new guidance on its consolidated financial statements.

Note 3 – Reverse Recapitalization

Reverse Recapitalization

On December 6, 2021 (the Closing Date), the Company consummated the Business Combination contemplated by the Business Combination Agreement, by and among TPG Pace, Vacasa Holdings, the Blockers, the Company, and certain other parties pursuant to which, among other things, TPG Pace merged with and into the Company, following which the separate corporate existence of TPG Pace ceased and the Company became the surviving corporation.

At the Closing Date, TPG Pace, the Company and Vacasa Holdings, completed the following transactions (Reverse Recapitalization):

•a series of secured convertible notes of Vacasa Holdings converted into a series of preferred units of Vacasa Holdings and all outstanding warrants to purchase equity interests in Vacasa Holdings were exercised in accordance with their terms;

•a restructuring was completed such that, after giving effect to that restructuring, the Blockers directly held equity interests in Vacasa Holdings;

•Vacasa Holdings recapitalized its outstanding equity interests into OpCo Units (subject to substantially the same terms and conditions, including applicable vesting requirements) and certain other rights to acquire equity interests (the Vacasa Holdings Recapitalization);

•on December 3, 2021, TPG Pace merged with and into the Company, with the Company surviving such merger (the Domestication Merger)

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
•at the effective time of the Domestication Merger: (a) each then issued and outstanding Class A ordinary share, par value $0.0001 per share, of TPG Pace converted automatically, on a one-for-one basis, into a share of Class A common stock, par value $0.00001 per share (Class A Common Stock), of the Company; (b) each then issued and outstanding Class F ordinary share, par value $0.0001 per share (Class F Ordinary Shares), of TPG Pace converted automatically, on a one-for-one basis, into a share of Class F common stock, par value $0.00001 per share (Class F Common Stock), of the Company, which shares of Class F Common Stock were thereafter converted into shares of Class A Common Stock in accordance with the Company's amended and restated articles of incorporation; (c) each then issued and outstanding Class G ordinary share, par value $0.0001 per share (Class G Ordinary Shares), of TPG Pace converted automatically, on a one-for-one basis, into a share of Class G Common Stock, par value $0.00001 per share (Class G Common Stock), of the Company; and (d) the shares of common stock of the Company held by Vacasa Holdings were cancelled;

•certain investors (the PIPE Investors) purchased, and the Company issued and sold to such PIPE Investors, an aggregate of 8,157,896 shares of Class A Common Stock pursuant to and as set forth in the subscription agreements against payment by such PIPE Investors of the respective amounts set forth therein;

•certain investors (the FPA Investors) purchased, and the Company issued and sold to such FPA Investors, an aggregate of 12,763,688 shares of Class A Common Stock pursuant to and as set forth in the Forward Purchase Agreements against payment by such FPA Investors of the respective amounts set forth therein;

•through a series of separate merger transactions, the Blockers merged with and into the Company, with the Company ultimately surviving such merger transactions and owning the interests in Vacasa Holdings previously owned by the Blockers (the Blocker Mergers);

•in connection with the closing of the transactions contemplated by the Business Combination Agreement, the Company contributed its net assets (other than the OpCo Units it then held) to Vacasa Holdings in exchange for additional OpCo Units, such that the Company will hold a number of OpCo Units equal to the total number of shares of Class A Common Stock; and

•in connection with the Vacasa Holdings Recapitalization and the Blocker Mergers, as applicable: (a) the Company sold a number of shares of its Class B Common Stock, par value $0.00001 per share, to each Existing VH Holders vested OpCo Units on a 1:1 basis for an amount per share equal to the par value thereof, (b) each Vacasa Holdings unit appreciation right award that was then outstanding, whether vested or unvested, was converted into a stock appreciation right award (SAR Award) covering a number of shares of Class A Common Stock determined by application of the exchange ratio agreed pursuant to an allocation schedule to the Business Combination Agreement (which exchange ratio was also applied to adjust the per share exercise price of the SAR Award), (c) each option to purchase TK Newco stock that was then outstanding, whether vested or unvested, converted into an option to purchase shares of Class A Common Stock (Option), determined by application of the exchange ratio agreed pursuant to an allocation schedule to the Business Combination Agreement (which exchange ratio was also applied to adjust the per share exercise price of the Option), (d) by virtue of each Blocker Merger, the outstanding equity interests in the applicable Blocker converted into the right to receive shares of Class A Common Stock or other equity interests, and certain rights as set forth in the Tax Receivable Agreement, and (e) the Company issued an aggregate of 173,898,818 shares of Class A Common Stock to the former holders of equity interests in the Blockers (the Blocker Holders) as consideration in the Blocker Mergers and (f) the Company issued an aggregate of 1,699,921 shares of Class A Common Stock to certain Existing VH Holders upon the redemption by the Existing VH Holders of an equivalent number of OpCo Units and the cancellation by the Company of a corresponding number of Class B Common Stock.

The Reverse Recapitalization was accomplished through an umbrella partnership corporation (Up-C) structure, which is often used by partnerships and limited liability companies (operating as partnerships) undertaking an initial public offering. The Up-C structure allowed Existing VH Holders to retain their equity interests in Vacasa Holdings, an entity that is classified as a partnership for United States (U.S) federal and state income tax purposes, and provides potential tax benefits for the Company when Existing VH Holders ultimately redeem their pass-through interests for shares of Class A Common Stock or cash in the Company as a result of the Tax Receivable Agreement (the Tax Receivable Agreement). Under the terms of the Tax Receivable Agreement, 85% of these potential future tax benefits realized by the Company as a result of such redemptions will be paid to certain Existing VH Holders or TRA Parties. For additional information, see Note 2, Significant Accounting Policies.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
As a result of the Reverse Recapitalization, as of December 6, 2021:

•the Company is a holding company that has no other material assets other than its ownership in Vacasa Holdings and its indirect interests in the subsidiaries of Vacasa Holdings and has no independent means of generating revenue or cash flows;

•Vacasa Holdings, as a result of the contribution by the Company, received proceeds of $302.6 million, which included (i) cash of $144.0 million that was held in TPG Pace's trust account from its initial public offering and TPG Pace's operating cash account, after giving effect to redemptions of TPG Pace's Class A ordinary shares held by TPG Pace's public shareholders prior to the Reverse Recapitalization, (ii) proceeds of $77.5 million from the PIPE Financing, (iii) proceeds of $122.5 million from the FPA financing, and (iv) the payment of underwriting commissions, advisory fees, and other transaction costs paid directly from proceeds of $41.4 million. Vacasa Holdings used the cash proceeds to (i) pay additional transaction fees and expenses of $7.9 million, and (ii) the remainder of the funds were contributed to Vacasa Holdings balance sheet;

•the Company had the following securities outstanding: (i) 214,793,795 shares of Class A Common Stock, (ii) 212,393,793 shares of Class B Common Stock held by certain Existing VH Holders and (iii) 8,226,848 shares of Class G Common Stock which are convertible into shares of Class A Common Stock upon the occurrence of certain triggering events set for in the A&R certificate (see Note 13, Equity for more information);

•the holders of Vacasa Holdings equity prior to the Business Combination (including for this purpose the Blocker Holders with respect to their indirect interest in Vacasa Holdings equity and the holders of vested SAR Awards and vested Options) own 175,598,739 shares of Class A Common Stock and 212,393,793 shares of Class B Common Stock, representing approximately 90.8% of the combined voting power of the Company’s Voting Shares. The Existing VH Holders that own the Class B Common Stock hold an equal number of OpCo Units of Vacasa Holdings which are redeemable on a one-for-one basis for shares of Class A Common Stock of the Company or the cash equivalent thereof at the option of the Company. Upon redemption of the OpCo Units and Class B Common Stock, all redeemed shares of Class B Common Stock will be cancelled. The Class B Common Stock has voting rights and has no economic rights in the Company. The shares of Class B Common Stock are held by the Existing VH Holders and cannot be transferred except to the Company;

•Public stockholders of the Company including certain Existing VH Holders (i) own 214,793,795 shares of Class A Common Stock, which represents 50.3% of the combined voting power of the Company and 100% of the economic interest in the Company and (ii) through the Company's ownership of 214,793,795 OpCo Units, indirectly holds 50.3% of the economic interest in Vacasa Holdings. The Company is the sole manager of Vacasa Holdings;

•Financial results of Vacasa Holdings and its wholly owned subsidiaries are consolidated with and into the Company following the Reverse Recapitalization transaction on December 6, 2021, 49.7% of the consolidated net earnings (loss) of Vacasa Holdings are allocated to redeemable noncontrolling interests to reflect the entitlement or absorption of the Existing VH Holders, who retained their interest in Vacasa Holdings, to a portion of the consolidated net earnings (loss).

The Business Combination was accounted for as a Reverse Recapitalization in accordance with U.S. GAAP. Under this method of accounting, the Company has been treated as the “acquired” company for financial reporting purposes, with Vacasa Holdings considered to be the accounting acquirer. This determination was primarily based on the Existing VH Holders comprising a relative majority of the voting power of the combined company, Vacasa Holdings’ operations prior to the acquisition comprising the only ongoing operations of Vacasa, Inc., and Vacasa Holdings’ senior management comprising a majority of the senior management of Vacasa, Inc. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of Vacasa Holdings, with the Business Combination being treated as the equivalent of Vacasa Holdings issuing stock for the net assets of Vacasa, Inc. accompanied by a recapitalization. The net assets of the Company were stated at historical costs, with no goodwill or other intangible assets recorded.

Transaction Costs

In connection with the Reverse Recapitalization, in addition to the transaction costs paid directly from proceeds of $41.4 million, Vacasa Holdings incurred transaction costs of $0.7 million that were reported as general and administrative expenses in the consolidated statements of operations and $8.4 million that were reported as a reduction of Additional paid-in capital on the consolidated balance sheet at December 31, 2021. Reverse Recapitalization costs incurred but unpaid as of December 31, 2021 were not material.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 4 – Acquisitions

The Company’s growth strategy includes expanding the number of vacation rental properties on its platform through individual additions, portfolio transactions, and strategic acquisitions. While the Company onboards individual vacation rental properties through its direct sales team, the Company engages in portfolio transactions and strategic acquisitions to onboard multiple homes in a single transaction. Portfolio and strategic acquisitions are generally accounted for as business combinations. The goodwill resulting from portfolio transactions and strategic acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with the Company’s existing operations, as well as from benefits derived from gaining the related assembled workforce.

Fiscal 2021

On April 1, 2021, the Company completed its strategic acquisition of the operations of TurnKey Vacation Rentals, Inc. (TurnKey), a provider of property management and marketing services for residential real estate owners in the United States. The acquisition of the operations of TurnKey expands the Company's footprint of vacation properties under management in current and adjacent markets. In accordance with the contribution agreement, the Company acquired all of the issued and outstanding equity interests of Turnkey Vacation Rentals LLC, which comprised of all the historical operations of Turnkey. The equity interests were acquired for total purchase consideration of $618.8 million which was comprised of the following (in thousands):

Fair Value
Cash consideration paid	$45,000
Issuance of common units	573,800
Total purchase consideration	$618,800

The acquisition was accounted for under the acquisition method of accounting. The fair values assigned to the assets acquired and liabilities assumed were based on the Company's estimates and assumptions using various market, income, and cost valuation approaches. The following table summarizes the allocation of fair value of assets acquired and liabilities assumed in the transaction (in thousands):

Amount
Cash and cash equivalents	$40,461
Restricted cash	14,444
Accounts receivable, net	3,548
Prepaid expenses and other current assets	7,614
Property and equipment	1,494
Intangible assets	107,600
Total assets acquired	175,161
Accounts payable	(8,446)
Funds payable to owners	(20,393)
Hospitality and sales taxes payable	(5,575)
Deferred revenue	(5,953)
Future stay credits	(10,601)
Accrued expenses and other liabilities	(8,474)
Other long-term liabilities	(6,385)
Total liabilities assumed	(65,827)
Net assets purchased	109,334
Goodwill	509,466
Total purchase consideration	$618,800

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
The Company's identifiable intangible assets acquired consisted of the following as of the acquisition date (in thousands):

	Estimated Useful Life (Years)	Fair Value
Homeowner contracts	5	$102,300
Database and listings	1	$3,400
Trademark, trade name, brand name	1	$1,900
Total identifiable intangible assets		$107,600

Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the acquired business. The goodwill balance is not deductible for U.S. income tax purposes. Third party acquisition costs were $7.7 million for the year ended December 31, 2021. These costs were expensed as incurred as a component of general and administrative expense in the consolidated statement of operations. The Company’s consolidated financial statements include the accounts of TurnKey starting as of the acquisition date.

Unaudited Supplemental Pro Forma Information

The pro forma financial information as presented below is for informational purposes only and is not indicative of operations that would have been achieved from the TurnKey acquisition had it occurred at the beginning of fiscal 2020. Supplemental information on an unaudited pro forma basis is as follows (in thousands):

	Year Ended December 31,

	2021	2020
Revenue	$920,620	$585,848
Net loss	(149,622)	(136,510)

The unaudited pro forma supplemental amounts have been calculated to reflect additional depreciation and amortization expense that would have been charged assuming the fair value adjustments to the acquired assets and assumed liabilities had been applied from the beginning of fiscal 2020, with the related tax effects.

Other Transactions

In addition to the TurnKey acquisition, the Company completed 29 separate portfolio transactions, accounted for as business combinations, for total consideration of $175.7 million, comprised of $107.8 million cash paid, net of cash and restricted cash acquired, $42.2 million of contingent consideration, and $25.7 million of deferred payments to sellers. The fair value of the contingent consideration was estimated utilizing an income approach and was based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the deferred payments to seller recognized on the transaction date was estimated by calculating the risk adjusted present value of the deferred cash payments. The fair values of the assets acquired and liabilities assumed were based on the Company's estimates and assumptions using various market, income, and cost valuation approaches. Of the total consideration for these transactions, $123.5 million was attributable to goodwill, $75.7 million was attributable to intangible assets, net, $75.0 million was attributable to accounts receivable, net, $103.2 million was attributable to liabilities for advanced deposits received from guests (consisting of funds payable to owners, hospitality and sales taxes payable, deferred revenues, and future stay credits) and the remaining amount was attributable to other acquired assets and assumed liabilities which were not material. The intangible assets primarily consist of homeowner contract intangible assets amortized over four to five years. Pro forma and historical post-closing results of operations for these transactions were not material to the Company’s consolidated statements of operations. Transaction costs associated with these other business combinations completed as of December 31, 2021 were not material and were expensed as incurred.

The purchase price allocations for the portfolio transactions completed as of December 31, 2021 are preliminary, and the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. The Company recorded the purchase price allocations based upon information that is currently available.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Fiscal 2020

During the year ended December 31, 2020, the Company completed 18 separate portfolio transactions, accounted for as business combinations, for total consideration of $7.5 million, comprised of $2.7 million cash paid, net of cash and restricted cash acquired, $3.6 million of contingent consideration, and $1.2 million of deferred payments to sellers. The fair value of the contingent consideration was estimated utilizing an income approach and was based on the Company’s expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the deferred payments to sellers recognized on the acquisition date was estimated by calculating the risk adjusted present value of the deferred cash payments. The fair values of the assets acquired and liabilities assumed were based on the Company’s estimates and assumptions using various market, income, and cost valuation approaches. Of the total consideration for these transactions, $5.5 million was attributable to goodwill, $5.3 million was attributable to intangible assets, and the remaining amount was attributable to other acquired assets and assumed liabilities which were not material. The intangible assets primarily consist of homeowner contract intangible assets amortized over four years. Pro forma and historical post-closing results of operations for these transactions completed during the year ended December 31, 2020 were not material to the Company’s consolidated statements of operations. Transaction costs associated with business combinations completed during the year were not material and were expensed as incurred.

Fiscal 2019

On October 22, 2019, the Company completed its strategic acquisition of Wyndham Vacation Rentals North America, LLC (Wyndham Vacation Rentals), a vacation rental property management company with properties located throughout North America. The Company purchased 100% of the membership interests in Wyndham Vacation Rentals from Wyndham Destinations, Inc. The total purchase consideration of $157.6 million was comprised of the following (in thousands):

Fair Value
Cash consideration paid	$156,404
Issuance of common units	1,172
Total purchase consideration	$157,576

The acquisition was accounted for under the acquisition method of accounting. The following table summarizes the final allocation of fair value of assets acquired and liabilities assumed in the transaction (in thousands):

Amount
Cash	$42,429
Other current assets	9,838
Property, plant, and equipment	35,539
Identifiable intangible assets	79,247
Other assets	1,201
Total assets acquired	168,254
Current liabilities	(62,553)
Other liabilities	(2,677)
Total liabilities assumed	(65,230)
Net assets purchased	103,024
Goodwill	54,552
Total purchase consideration	$157,576

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
The Company’s identifiable intangible assets acquired consisted of the following as of the acquisition date (in thousands):

	Estimated Useful Life (Years)	Fair Value
Trademarks and tradenames	2	$5,500
Database and listings	5	14,540
Favorable leasehold interests	2	127
Homeowner contracts	10	59,080
Total identifiable intangible assets		$79,247

Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the acquired business. The goodwill balance is deductible for U.S. income tax purposes. Third party acquisition costs of $1.3 million were expensed as incurred as a component of general and administrative expense in the consolidated statement of operations for the year ended December 31, 2019. The Company’s consolidated financial statements include the accounts of Wyndham Vacation Rentals starting as of the acquisition date.

Unaudited Supplemental Pro Forma Information

The pro forma financial information as presented below is for informational purposes only and is not indicative of operations that would have been achieved from the Wyndham Vacation Rentals acquisition had it occurred at the beginning of fiscal 2019. Supplemental information on an unaudited pro forma basis is as follows (in thousands):

Year Ended December 31, 2019
Revenue	$505,957
Net loss	(85,261)

The unaudited pro forma supplemental amounts have been calculated to reflect additional depreciation and amortization expense that would have been charged assuming the fair value adjustments to the acquired assets and assumed liabilities had been applied from the beginning of fiscal 2019 with the related tax effects.

Other Transactions

In addition to the Wyndham Vacation Rentals acquisition, the Company completed 30 separate portfolio transactions, accounted for as business combinations, for total consideration of $13.5 million, comprised of $1.1 million of cash paid net of cash and restricted cash acquired, $5.4 million of contingent consideration, and $7.0 million of deferred payments to sellers. The fair value of the contingent consideration was estimated utilizing an income approach and was based on the Company’s expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the deferred payments to seller recognized on the acquisition date was estimated by calculating the risk adjusted present value of the deferred cash payments. The fair value of the remaining assets and liabilities assumed were based on the Company’s estimates and assumptions using various market, income, and cost valuation approaches. Of the total consideration for these transactions, $13.5 million was attributable to goodwill, $9.5 million was attributable to intangible assets, and the remaining amount was attributable to other acquired assets and assumed liabilities, which were not material. The intangible assets primarily consist of homeowner contract intangible assets amortized over 4 years. Pro forma and historical post-closing results of operations for transactions completed during the year ended December 31, 2019 were not material to the Company’s consolidated statements of operations. Transaction costs associated with business combinations completed during the year were not material and were expensed as incurred.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 5 - Fair Value Measurements

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$37,966	$37,966
Class G Common Stock (Note 13)	—	—	61,514	61,514

	As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$7,681	$7,681
Warrant derivative liabilities	—	—	6,516	6,516

The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Level 3 instruments consist of contingent consideration obligations related to acquired businesses, the liabilities for contingent earnout share consideration represented by the Company's Class G Common Stock, and common unit and Series A preferred unit warrant derivative liabilities which were outstanding prior to the Reverse Recapitalization.

The contingent consideration obligations are recorded in accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheets. The fair value of the contingent consideration is estimated utilizing an income approach and based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets at the acquisition date. The Company assesses the fair value of these obligations at each reporting date thereafter with any changes reflected as gains and losses in general and administrative expenses in the consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the years ended December 31, 2021, 2020, and 2019, respectively.

The contingent earnout share consideration represented by the Company's Class G Common Stock is recorded in other long-term liabilities on the consolidated balance sheets. The fair value of the Class G Common Stock is estimated on a recurring basis using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the remaining term of the shares. Per the contractual terms, the Class G Common Stock is automatically converted to Class A shares at certain conversion ratios upon the occurrence of their respective triggering events. Inputs used to determine the estimated fair value of the Class G Common Stock includes the remaining contractual term of the shares, the risk-free rate, the volatility of comparable companies over the remaining term, and the price of the Company's Class A Common Stock. The Company assesses the fair value of the Class G Common Stock at each reporting date with any changes reflected as other income (expense), net in the consolidated statements of operations. See Note 13, Equity for further information.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the Class G Common Stock measured and recorded at fair value on a recurring basis using significant unobservable inputs is as follows (in thousands):

	Year Ended December 31,

	2021	2020
Balance, beginning of period	$—	$—
Recognition of Class G Common Stock(1)	75,860	—
Change in fair value of Class G Common Stock included in earnings	(14,346)	—
Balance, end of period	$61,514	$—

(1) The Class G Common Stock was initially recorded on December 6, 2021 in connection with the Reverse Recapitalization described in Note 3, Reverse Recapitalization.

Prior to the Reverse Recapitalization, the Company's common unit and Series A preferred unit warrants were classified outside of permanent equity as warrant derivative liabilities in Accrued expenses and other current liabilities on the consolidated balance sheets. The warrant derivative liabilities were measured at fair value upon issuance and each reporting period thereafter. Inputs used to determine the estimated fair value of the warrant derivative liabilities at each reporting period included remaining contractual term of the warrants, the risk-free interest rate, the volatility of comparable companies over the remaining term, and the fair value of the underlying units. The significant unobservable input used in the fair value measurement was the fair values of the underlying equity units.

During the third quarter of 2020, the Company's Series A preferred unit warrants were cashless exercised and the Company reclassified the warrant derivative liability of $4.1 million to redeemable convertible preferred units in the consolidated balance sheets. The amount reclassified to redeemable convertible preferred units represented the fair value of the exercised Series A preferred unit warrants at the exercise date. Immediately prior to the Reverse Recapitalization, all remaining unexercised common unit warrants were cashless exercised. See additional information in Note 3, Reverse Recapitalization.

A reconciliation of the common unit warrant derivative liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs is as follows (in thousands):

	Year Ended December 31,

	2021	2020
Balance, beginning of period	$6,516	$3,950
Change in fair value of warrant derivative liabilities included in earnings	11,457	6,637
Fair value of the warrants exercised during the period	(17,973)	(4,071)
Balance, end of period	$—	$6,516

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 6 - Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		As of December 31,

	Useful Lives (Years)	2021	2020
Land	Indefinite	$13,394	$11,612
Buildings and building improvements	12 - 35	12,665	9,084
Leasehold improvements	Shorter of estimated useful life or lease term	6,426	6,108
Computer equipment	3	11,471	7,376
Furniture, fixtures, and other	2 - 10	15,900	12,769
Vehicles	2 - 8	6,457	4,427
Internal-use software	4	43,234	38,150
Total		109,547	89,526
Less: Accumulated depreciation		(42,361)	(24,439)
Property and equipment, net		$67,186	$65,087

Note 7 - Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life Remaining (Years)	As of December 31, 2021

		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Homeowner contracts	5	$253,359	$(48,669)	$204,690
Databases, photos, and property listings	1	25,659	(15,953)	9,706
Trade names	1	9,908	(8,370)	1,538
Other(1)	4	3,022	(2,457)	565
Total intangible assets		$291,948	$(75,449)	$216,499

	Weighted Average Useful Life Remaining (Years)	As of December 31, 2020

		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Homeowner contracts	7	$80,835	$(17,097)	$63,738
Databases, photos, and property listings	3	18,159	(7,765)	10,394
Trade names	1	7,215	(4,454)	2,761
Other(1)	2	2,665	(2,132)	533
Total intangible assets		$108,874	$(31,448)	$77,426

(1) Other intangible assets primarily consisted of noncompete agreements, websites, and domain names.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements

The Company's estimated future amortization of intangible assets as of December 31, 2021 is expected to be as follows:

Year Ending December 31:	Amount
2022	$52,448
2023	47,098
2024	42,240
2025	39,330
2026	19,052
Thereafter	16,331
Total	$216,499

The following table summarizes the changes in the Company's goodwill balance (in thousands):

	Year Ended December 31,

	2021	2020
Balance at beginning of period	$121,487	$115,914
Acquisitions	632,983	5,486
Foreign exchange translation and other	36	87
Balance at end of period	$754,506	$121,487

There were no impairment charges in any of the periods presented in the consolidated financial statements. There have been no accumulated impairments to goodwill.

Note 8 - Leases

The Company's leases primarily consist of certain field and corporate office facilities with remaining lease terms ranging from one to eight years. Many of the Company's leases include options to extend the lease term with varying terms. Certain leases include payment of executory costs such as property taxes, utilities, insurance and maintenance.

Rent expense recognized was as follows (in thousands):

	Year Ended December 31,

	2021	2020
Cost of revenue	$5,791	$9,630
Operations and support	15,194	15,158
General and administrative	6,066	5,089
Total rent expense	$27,051	$29,877

Future minimum lease payments to be made by the Company for non-cancelable operating leases with an initial or remaining term greater than one year as of December 31, 2021 consisted of the following (in thousands):

Operating Leases
2022	$13,820
2023	8,221
2024	5,916
2025	4,936
2026	3,770
Thereafter	7,285
Total future minimum obligations	$43,948

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 9 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,

	2021	2020
Employee-related accruals	$25,599	$13,409
Homeowner reserves	6,365	4,962
Warrant derivative liabilities	—	6,516
Current portion of acquisition liabilities(1)	31,444	10,460
Other	8,425	8,675
Total accrued expenses and other current liabilities	$71,833	$44,022

(1) The current portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due within one year.

Note 10 – Debt

The Company's long-term debt obligations consisted of the following (in thousands):

	As of December 31,

	2021	2020
Senior Secured Convertible Notes	$—	$112,793
Other	637	764
Total debt	637	113,557
Less: deferred financing costs	—	1,743
Less: current maturities(1)	125	125
Long-term portion	$512	$111,689

(1) Current maturities of debt are recorded within accrued expenses and other current liabilities on the consolidated balance sheets.

As of December 31, 2021, the future maturities of long-term debt are expected to be repaid in amounts ranging from $0.1 million to $0.3 million per year.

Senior Secured Convertible Notes

On May 21, 2020, the Company issued $108.1 million in aggregate principal amount of senior secured convertible notes (D-1 Convertible Notes) pursuant to the Note Purchase Agreement (Purchase Agreement), dated May 21, 2020. The total net proceeds from the D-1 Convertible Notes offering, after deducting debt issuance costs paid by the Company was $105.9 million. The proceeds of the D-1 Convertible Notes were used to enhance the Company's liquidity position and for general corporate purposes. The notes were to mature on June 20, 2023 but were converted into approximately 140.4 million Series D-1 preferred units immediately prior to the consummation of the Reverse Recapitalization on December 6, 2021 (see Note 3, Reverse Recapitalization).

The D-1 Convertible Notes accrued cash interest daily at 3% per annum, payable annually in arrears on the anniversary date of the initial closing date. Upon the occurrence and during the continuance of an event of default, as defined in the Purchase Agreement, the cash interest rate would have increased by an amount equal to two (2) percent per annum. Additionally, the D-1 Convertible Notes accrued payment in kind interest fees (PIK interest) equal to 7% per annum, which was capitalized by adding the full amount of PIK interest to the principal balance on each anniversary date of the initial closing.

The D-1 convertible notes were guaranteed by the Company and its existing and future subsidiaries and were secured by first priority lien on substantially all of the assets of the Company and guarantors.

The Company was permitted to prepay the D-1 Convertible Notes, in whole, but not in part, (a) at any time with the consent of the Purchasers holding at least 51% of the outstanding principal amount of the D-1 convertible notes at such time and (b) at the time of consummation of any Change in Control or Initial Public Offering (IPO) by written notice (a “Prepayment Notice”) to the

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Purchasers. Upon exercise of the prepayment feature in accordance with the Purchase Agreement, the Company would be required to pay the outstanding principal balance of the D-1 Convertible Notes plus the applicable prepayment premium. The prepayment premium determined in accordance with the Purchase Agreement is the positive difference of (A) the product of (1) 1.5 multiplied by (2) the original principal amount the D-1 Convertible Notes minus (B) the sum of (1) outstanding principal (including, without limitation, any PIK Interest capitalized on or prior to the date of such prepayment or repayment) and interest plus (2) all Cash Interest and the amount of any principal, in the case of this clause (2), actually paid prior to such date.

At any time following the initial issuance, any purchaser of the D-1 Convertible Notes had the right, but not the obligation to, convert all or any portion of the principal of the D-1 Convertible Notes (including PIK interest capitalized), all accrued but unpaid cash interest, and in connection with a change in control, IPO or pre-payment, the discounted present value of all required remaining scheduled interest payments due on such notes from such date through the maturity date, using a discount rate as defined by the Purchase Agreement, into Series D-1 preferred units at a conversion rate of $1 per unit. In July 2021, the Company notified the administrative agent under the Purchase Agreement of the Company's election to pre-pay the D-1 Convertible Notes in full contingent upon the consummation of the Reverse Recapitalization and, in response, each holder of the D-1 Convertible Notes exercised their conversion option concurrent with the Reverse Recapitalization, which required the discounted present value of all remaining scheduled interest payments to be included in the conversion amount. Accordingly, the D-1 Convertible Notes converted into approximately 140.4 million Series D-1 preferred units immediately prior to the consummation of the Reverse Recapitalization on December 6, 2021. In connection with the conversion, the Company recorded incremental interest expense of $19.6 million in the consolidated statement of operations.
Revolving Credit Facility

In October 2021, the Company, through a wholly-owned subsidiary (the Borrower), and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement with JPMorgan Chase Bank N.A. and the other lenders party thereto from time to time.

The credit agreement, as subsequently amended in December 2021 (as amended, the “Credit Agreement"; capitalized terms used herein and not otherwise defined are used as defined in the Credit Agreement), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million and a sub-facility for letters of credit in aggregate face amount of $40.0 million, which reduces borrowing availability under the revolving credit facility. Proceeds may be used for working capital and general corporate purposes. The Credit Agreement matures on October 7, 2026.
Borrowings under the Revolving Credit Facility are subject to interest, determined as follows:

•Alternate Base Rate (ABR) borrowings accrue interest at a rate per annum equal to the ABR plus a margin of 1.50%. The ABR is equal to the greatest of (i) the Prime Rate, (ii) the NYFRB Rate plus 0.50%, and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.0%, subject to a 1.0% floor.
•Eurocurrency borrowings accrue interest at a rate per annum equal to the Adjusted LIBO Rate plus a margin of 2.50%. The Adjusted LIBO Rate is calculated based on the applicable LIBOR for U.S. dollar deposits, subject to a 0.0% floor, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum effective reserve percentage for Eurocurrency funding.

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
The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of the Borrower and its restricted subsidiaries to:

•create, incur, assume or permit to exist any debt or liens;
•merge into or consolidate or amalgamate with any other person, or permit any other person to merge into or consolidate with it, or liquidate or dissolve;
•make or hold certain investments;
•sell, transfer, lease, license or otherwise dispose of its assets, including equity interests (and, in the case of restricted subsidiaries, the issuance of additional equity interests);
•pay dividends or make certain other restricted payments;
•substantively alter the character of the business of the Borrower and its restricted subsidiaries, taken as a whole; and

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
•sell, lease or otherwise transfer any property or assets to, or purchase, lease or otherwise acquire any property or assets from, or otherwise engage in any other transactions with, any of its affiliates.

In addition, beginning on the last day of the second full fiscal quarter ending after the effective date of the Revolving Credit Facility, the Borrower and its restricted subsidiaries will be required to maintain a minimum amount of consolidated revenue, measured on a trailing four-quarter basis, as of the last date of each fiscal quarter, provided that such covenant will only apply if, on such date, the aggregate principal amount of outstanding borrowings under the Revolving Credit Facility and letters of credit (excluding undrawn amounts under any letters of credit in an aggregate face amount of up to $20.0 million and letters of credit that have been cash collateralized) exceeds 35% of the then-outstanding revolving commitments. The Borrower will also be required to maintain liquidity of at least $15.0 million as of the last date of each fiscal quarter beginning with the second full fiscal quarter ending after the effective date of the December 2021 amendment to the Credit Agreement.
The obligations of the Borrower and the Guarantors are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors. As of December 31, 2021, there were no amounts outstanding under the Credit Agreement, and the Company was in compliance with all covenants under the agreement.

Paycheck Protection Program

In April 2020, the Company entered into a $10.0 million note payable with J.P. Morgan pursuant to the Paycheck Protection Program (PPP Loan) under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and returned the entire outstanding balance plus interest in May 2020.

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

Note 11 - Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of December 31,

	2021	2020
Class G Common Stock (Note 13)	$61,514	$—
Long-term portion of acquisition liabilities(1)	33,301	6,076
Other	17,308	16,128
Total other long-term liabilities	$112,123	$22,204

(1) The long-term portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due after one year.

Note 12 - Income Taxes

For financial reporting purposes, the domestic and foreign components of Losses before income taxes were as follows (in thousands):

	Year Ended December 31,

	2021	2020	2019
United States	$(145,346)	$(83,232)	$(76,530)
Foreign	(8,461)	(9,421)	(8,418)
Total	$(153,807)	$(92,653)	$(84,948)

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Income tax benefit consists of the following (in thousands):

	Year Ended December 31,

	2021	2020	2019
Current:
Federal U.S.	$(14)	$14	$—
State and local	889	110	2
Foreign	(36)	117	(1)
Total current provision for income taxes	839	241	1
Deferred and other:
Federal U.S.	—	—	—
State and local	—	(223)	—
Foreign	(55)	(333)	(77)
Total deferred benefit for income taxes	(55)	(556)	(77)
Total income tax expense (benefit)	$784	$(315)	$(76)

Effective Income Tax Rate

The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Year Ended December 31,

	2021	2020	2019
Income tax expense (benefit) at federal statutory rate	21%	21%	21%
Increase (decrease) in tax rate resulting from:
Effect of flow-through entity	(17)%	(21)%	(21)%
Noncontrolling Interest	(2)%	—%	—%
Fair Value Adjustment for Class G Common Stock	2%	—%	—%
Valuation Allowance	(2)%	—%	—%
Other	(2)%	—%	—%
Income tax expense (benefit)	—%	—%	—%

Our effective tax rate for the years ended December 31, 2021, 2020 and 2019, differs from the U.S. federal statutory rate of 21% due primarily to the effect of flow-through entity for which the taxable income or loss is allocated to the members.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Deferred Tax Assets and Liabilities

Deferred income tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,

	2021	2020	2019
Deferred Tax Assets (DTA):
Net operating loss and tax credit carryforwards	$37,000	$704	$259
Reserves and accruals not currently deductible for tax purposes	14	96	63
Goodwill and other intangibles - DTA	—	902	865
Property, plant, and equipment	1	—	—
Investment in Vacasa Holdings, LLC	283	—	—
Investment in Subsidiaries	61	—	—
Intangibles	803	—	—
Other - DTA	312	29	—
Gross deferred tax assets	38,474	1,731	1,187
Less: valuation allowance	(38,376)	(1,672)	(1,125)
Total deferred tax assets	$98	$59	$62
Deferred Tax Liabilities (DTL):
Property, plant and equipment	(72)	(46)	(5)
Goodwill and other intangibles - DTL	(1,157)	(1,218)	(1,549)
Other - DTL	(4)	(3)	(10)
Total deferred tax liabilities	$(1,233)	$(1,267)	$(1,564)
Net deferred tax liability(1)	$(1,135)	$(1,208)	$(1,502)

(1) The net deferred tax liability is recorded primarily within Other long-term liabilities on the consolidated balance sheets.

For the year ended December 31, 2021, the change in valuation allowance was $36.7 million, of which $3.6 million was recorded to income tax benefit in the consolidated statement of operations.

For the year ended December 31, 2020, the change in valuation allowance of $0.5 million was recorded to income tax benefit in the consolidated statement of operations. Taxable income or loss from Vacasa Holdings LLC is passed through to and included in the taxable income of its members.

In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. In assessing the ultimate realizability of its deferred tax assets, the Company considers all available evidence, including cumulative historic and forecasted losses. The Company has had significant cumulative book and tax losses and is currently generating losses and as such, does not believe it is more likely than not that its U.S. deferred tax assets will be realized. Accordingly, a full valuation allowance has been established in the United States, and no deferred tax assets and related tax benefit have been recognized in the financial statements. There is no valuation allowance in certain foreign jurisdictions that have cumulative income and expected future income.

Operating Loss and Tax Credit Carryforwards

The Company has tax net operating loss (NOL) carryforwards related to its domestic and foreign operations of approximately $144.7 million, $3.0 million and $0.9 million as of December 31, 2021, 2020 and 2019, respectively. The deferred tax assets related to these NOLs are carried forward and will begin to expire in 2035.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of December 31, 2021, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2018.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 13 - Equity

Subsequent to the Reverse Recapitalization, as described in Note 3, Reverse Recapitalization, the Company had one class of preferred stock authorized and three classes of common stock: Class A Common Stock, Class B Common Stock and Class G Common Stock. Holders of the Class A Common Stock and Class B Common Stock will vote together as a single class on all matters submitted to stockholders for their vote or approval, except as required by applicable law. Each share of Class A and Class B Common Stock will be entitled to one vote on such matters. Holders of the Class G Common Stock will not be entitled to vote (except as required by applicable law).

Preferred Stock

The Company has been authorized to issue 30,000,000 shares of preferred stock with a par value of $0.00001 per share. Voting and other rights and preferences may be determined from time to time by the Company's Board of Directors. As of December 31, 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.00001 per share. As of December 31, 2021, there were 214,793,795 shares of Class A Common Stock outstanding. The holders of the Company's Class A Common Stock are entitled to receive dividends when, as and if declared by the Company's Board out of legally available funds.

Class B Common Stock

The Company is authorized to issue 498,330,079 shares of Class B Common Stock, par value $0.00001 per share, which shares were issued to Existing VH Holders that continued to hold their investment in OpCo Units of Vacasa Holdings in connection with the Reverse Recapitalization, as described in Note 3, Reverse Recapitalization. The holders of the Class B Common Stock hold an equal number of OpCo Units in Vacasa Holdings. From time to time, the Class B Common Stock and OpCo Units held by the Existing VH Holders may be exchanged for one share Class A Common Stock of the Company or cash (based on the market price for a share of our Class A Common Stock) at the election of the Company's Board. As of December 31, 2021, there were 212,751,977 shares of Class B Common Stock outstanding.

Class G Common Stock

The Company is authorized to issue 30,000,000 shares of Class G Common Stock, par value $0.00001 per share. The holders of the Company's Class G Common Stock will not be entitled to vote (except as required by applicable law). As of December 31, 2021, there were 6,333,333 shares of Class G Common Stock outstanding.

Pursuant to the Certificate of Incorporation, the shares of the Company's Class G Common Stock issued will be automatically converted into shares of the Company's Class A Common Stock to the extent certain triggering events occur prior to the 10th anniversary of the Reverse Recapitalization, including specified strategic transactions and other triggering events based on the shares of the Class A Common Stock closing trading price equaling or exceeding certain price thresholds for any 20 days within a 30 trading-day period. The first price threshold is $12.50 per share, the second price threshold is $15.00 per share, and the third price threshold is $17.50 per share (in each case, as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like). Upon the occurrence of the first price threshold, second price threshold, and third price threshold, the number of shares of the Company's Class A Common Stock that will be issued upon the conversion of the applicable shares of the Company's Class G Common Stock will equal 2,419,662, 2,722,118, and 3,085,068, respectively. Any shares of Class G Common Stock that remain outstanding on the tenth anniversary of the closing date of the Reverse Recapitalization will be automatically transferred to the Company for no consideration and will be retired and cancelled in accordance with the Certificate of Incorporation.

The Company's Class G Common Stock is not indexed to the common stock of the Company and, therefore, are accounted for as liability classified instruments in accordance with ASC 815-40, as the events that determine the number of shares of Class G Common Stock required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of the Company's Class A Common Stock. The Class G Common Stock was measured at the Reverse Recapitalization date, and subsequently will be measured at each reporting date until settled, or they meet the criteria for equity classification. Changes in the fair value will be recorded as a component of other income (expense), net in the consolidated statements of operations. See Note 5, Fair Value Measurements for further information.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Dividends and Conversion

The holders of our Class B Common Stock and Class G Common Stock will not have any right to receive dividends other than stock dividends consisting of shares of the Company's Class B Common Stock and Class G Common Stock, respectively, paid proportionally with respect to each outstanding share of the applicable class of the Company's common stock, in connection with a stock dividend declared and paid on the Company's Class A Common Stock. Stock dividends with respect to each class of the Company's common stock may only be paid with shares of the Company's common stock of the same class.

Shares of Class A Common Stock and Class B Common Stock are not subject to any conversion right.

Redeemable Noncontrolling Interest

The redeemable noncontrolling interest relates to the economic interest of Vacasa Holdings OpCo Units not owned by the Company. As of December 31, 2021, the Company directly owned approximately 50.2% of the interest in Vacasa Holdings and the redeemable noncontrolling interest was 49.8%. The Existing VH Holders that hold the OpCo Units of Vacasa Holdings own an equal number of shares of Class B Common Stock. Due to the cash redemption and the Existing VH Holders controlling the Board of Directors of the Company, the Company has accounted for the redeemable noncontrolling interest as temporary equity.

Vacasa Holdings LLC Equity

For periods prior to the Reverse Recapitalization, Vacasa Holdings LLC had Preferred Units, Class A common units, Class B common units, Class C common units, preferred unit warrants, and common unit warrants. As discussed in Note 3, Reverse Recapitalization, all of the existing holders of Vacasa Holdings preferred units, common units, and warrants exchanged their interests in Vacasa Holdings for Class A Common Stock or Class B Common Stock and OpCo Units in Vacasa Holdings, pursuant to the terms of the Business Combination Agreement, as amended. For additional information on the Reverse Recapitalization, see Note 3, Reverse Recapitalization. The conversion of the historical preferred units and warrants were consistent with the terms of the instruments at such date.

For the years ended December 31, 2020 and 2019 and through the year-to-date period ended April 1, 2021, Vacasa Holdings redeemable convertible preferred units were probable of becoming redeemable in the future and were recorded at their maximum redemption amount, which was the greater of the original preferred unit issue price plus an amount equal to the preferred unpaid return or the then current fair value, at each balance sheet date. The Company recorded losses of $426.1 million, $202.4 million and $42.2 million to remeasure its Redeemable Convertible Preferred Units to their maximum redemption values during the year ended December 2021, 2020 and 2019, respectively.

As of December 31, 2020, the Company had redeemable convertible preferred units authorized of 744,886,638 and units issued and outstanding of 267,688,054. The aggregate liquidation preference of the redeemable convertible preferred units as of December 31, 2020 was $572.0 million.

Note 14 – Equity-Based Compensation

In connection with the Reverse Recapitalization, the Company adopted the Vacasa Inc. 2021 Incentive Award Plan (the 2021 Plan) and the Vacasa, Inc. 2021 Non-Qualified Employee Stock Purchase Plan (the ESPP Plan).

2021 Plan
Under the 2021 Plan, the Board of Directors may grant incentive stock options (ISOs) to employees of the Company and certain subsidiaries and nonqualified stock options (NSOs), restricted stock, or RSAs, restricted stock units or RSUs, stock appreciation rights, performance units and performance bonus awards and performance stock units to employees, members of the Board of Directors and consultants of the Company and its subsidiaries.

Under the 2021 Plan, ISOs, NSOs and stock appreciation rights may be granted at a price not less than 100% of the fair market value of the underlying Class A Common Stock on the date of grant (110% of fair value for ISOs issued to holders of 10% or more of voting stock). Options and stock appreciation rights are exercisable over a period not to exceed 10 years (five years for incentive stock options granted to holders of 10% or more of the voting stock) from the date of grant.

Under the 2021 Plan, 22,154,477 shares of the Company's Class A Common Stock have been initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards. The number of shares of our Class A Common Stock initially reserved for issuance or transfer

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
pursuant to awards under the 2021 Plan will be increased by (i) the number of shares of our Class A Common Stock represented by awards outstanding under the TurnKey Vacations, Inc. 2014 Equity Incentive Plan and the Vacasa Holdings LLC 2016 Equity Compensation Incentive Plan (the UAR Plan), each as amended, that become available for issuance under the counting provisions of the 2021 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the least of (A) 3% of the shares of our Class A Common Stock outstanding (determined on an as converted basis, taking into account all securities convertible into, exercisable, exchangeable or redeemable for shares of our Class A Common Stock) on the last day of the immediately preceding fiscal year, (B) an amount of additional shares such that the total number of shares available for issuance under the 2021 Plan on such first day of the year, after giving effect to the additional shares, equals 5% of the shares of our Class A Common Stock outstanding on the last day of the immediately preceding fiscal year (determined on the same basis as in clause (A)) and (C) such smaller number of shares of our Class A Common Stock as determined by our Board; provided, however, that no more than 25,000,000 shares of our Class A Common Stock may be issued upon the exercise of ISOs.

As of December 31, 2021, a total of 10,475,680 shares of Class A Common Stock are reserved for awards made and 11,678,797 Shares of Class A Common Stock are reserved for future grants under the 2021 plan. For all awards the Company accounts for forfeitures as they occur.

ESPP Plan
In connection with the Reverse Recapitalization, the Company adopted the ESPP Plan. The ESPP Plan authorizes the issuance of shares of Class A Common Stock pursuant to purchase rights granted to employees. The maximum number of shares of our Class A Common Stock which are authorized for sale under the ESPP is equal to the sum of (a) 8,861,791 shares of our Class A Common Stock and (b) an annual increase on the first day of each year beginning in 2022 and ending in 2031, equal to the least of (i) 1% of the shares of our Class A Common Stock outstanding (determined on an as converted basis, taking into account all securities convertible into, exercisable, exchangeable or redeemable for shares of our Class A Common Stock) on the last day of the immediately preceding fiscal year, (ii) an amount of additional shares such that the total number of shares available for issuance under the ESPP on such first day of the year, after giving effect to the additional shares, equals 2% of the shares of our Class A Common Stock outstanding on the last day of the immediately preceding fiscal year (determined on the same basis as in clause (i)) and (iii) such number of shares of our Class A Common Stock as determined by our Board. The shares reserved for issuance under the ESPP may be authorized but unissued shares or reacquired shares. As of December 31, 2021, there were no shares of Class A Common Stock purchased under the ESPP Plan.

SARS and Options

Prior to the Reverse Recapitalization, Vacasa Holdings granted unit appreciation rights (UARs) to employees, consultants, and board members under the UAR plan. Following the effectiveness of the 2021 Plan at the date of the Reverse Recapitalization, the Company ceased granting UAR awards. In connection with the Reverse Recapitalization, UARs were converted into Company SAR Awards which entitle the holder to receive a number of shares of the Company's Class A Common Stock, cash or other assets equal to the appreciation in value between the grant date and the exercise date.

The historical UARs were generally subject to both service-based and liquidity-based vesting conditions. The service-based vesting condition is satisfied based on continued service over a period of time that is set forth in the applicable award agreement. The liquidity-based vesting condition is satisfied upon (i) a change in control (as defined in the UAR Plan) or (ii) the occurrence of the date that is six months and one day following an initial public offering of the Company's securities. The Business Combination Agreement, as described in Note 3, Reverse Recapitalization, provides that the liquidity-based vesting condition will be deemed satisfied if the holder of a Vacasa SAR Award (into which UARs were converted) remains a service provider of the company through the 180th day following the closing of the Reverse Recapitalization. In connection with the Reverse Recapitalization, each UAR that was outstanding immediately prior to the Reverse Recapitalization was converted into a SAR of the Company on terms substantially identical to those in effect prior to the Reverse Recapitalization, except for adjustments to the underlying number of shares and the exercise price based on the determined exchange ratio. The exchange was treated as a modification of the awards which did not result in any incremental compensation expense at the closing of the Reverse Recapitalization. Through December 6, 2021, no stock based compensation expense had been recognized for the historical UAR awards with the liquidity-event performance-based vesting condition based on the occurrence of a qualifying event, as such qualifying event was not probable. Upon the Reverse Recapitalization, the liquidity-event performance-based condition was met and $18.4 million of stock-based compensation expense was recognized related to these awards.

Prior to the Reverse Recapitalization, Vacasa Holdings recognized equity based compensation for option awards granted and outstanding under the TurnKey Vacations, Inc, 2014 Equity Incentive Plan, as a result of the TurnKey Acquisition. As a result of the Reverse Recapitalization, stock options outstanding under such plan were converted into 5,553,275 of Class A stock options of the Company based on the Exchange Ratio determined in accordance with the terms Reverse Recapitalization. The exchange of such stock options for stock options of the Company's Class A Common Stock was treated as a modification of the awards.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
The modification of the stock options did not result in any incremental compensation expense to be recognized at the closing of the Reverse Recapitalization.

A summary of the SARs and options activity was as follows during the period indicated:

	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding as of January 1, 2021	—	$—
Effect of Reverse Recapitalization	5,028	$2.95
Forfeited	(14)	$3.56
Outstanding as of December 31, 2021	5,014	$2.95

As of December 31, 2021, there was $9.8 million of unrecognized compensation expense for the Company's SARs that will be recognized over a weighted-average remaining recognition period of 0.7 years. As of December 31, 2021, the Company's outstanding SARs had a weighted-average remaining contractual life of 6.2 years and an intrinsic value of $71.5 million.

	Stock Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2021	—	$—
Effect of Reverse Recapitalization	5,553	$0.93
Forfeited	(92)	$1.64
Outstanding at December 31, 2021	5,461	$0.91

As of December 31, 2021, there was $0.9 million of unrecognized compensation expense for the Company's stock options that will be recognized over a weighted-average remaining recognition period of 2.1 years. As of December 31, 2021, the Company's outstanding stock options had a weighted-average remaining contractual life of 6.4 years and an intrinsic value of $40.4 million.

Profit Interest Units (Employee Equity Units)

Prior to the Reverse Recapitalization, Vacasa Holdings had granted its executives “employee equity units” of Vacasa Employee Holdings LLC, which are intended to constitute “profits interests” within the meaning of IRS Revenue Procedure 93-27, as clarified by IRS Revenue Procedure 2001-43. The employee equity units have no intrinsic value on the date of grant, and have actual value to the executive only to the extent the equity value of Vacasa Holdings appreciates following the grant date.

Employee equity units are subject to a time-based vesting condition. The time-based vesting condition is generally satisfied over four years with 25% of the units vesting on the one year anniversary of the vesting commencement date of the award, followed by 1/48th of the units vesting each month over the subsequent three years.

Prior to the consummation of the Reverse Recapitalization (as described in Note 3, Reverse Recapitalization), Vacasa Holdings effectuated the Vacasa Holdings Recapitalization, pursuant to which all outstanding employee equity units were recapitalized in accordance with the OpCo LLC Agreement, which continue to be subject to the same vesting conditions as applied to such employee equity units before the recapitalization. Upon vesting of each employee equity unit, a corresponding OpCo unit vests and a Class B common share of the Company is issued. The modification did not result in any incremental compensation expense to be recognized. No grants of employee equity units are to be made following the Reverse Recapitalization.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
A summary of employee equity units is as follows (unit amounts have been converted based on the Exchange Ratio determined in accordance with the terms of the Reverse Recapitalization):

	Employee Equity Units (in thousands)	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2020	6,074	$0.93
Units granted	2,931	$6.41
Units vested in connection with Reverse Recapitalization	(3,693)	$0.76
Unvested balance as of Reverse Recapitalization	5,312	$4.10
Units vested after Reverse Recapitalization	(358)	$0.69
Units forfeited or cancelled	—	$—
Unvested balance as of December 31, 2021	4,954	$4.34

As of December 31, 2021, there was $17.8 million of unrecognized compensation expense related to unvested employee equity units, which is expected to be recognized over a weighted-average period of 3.1 years respectively.

Prior to the consummation of the Reverse Recapitalization, the determination of the fair value of awards on the date of grant utilized an option-pricing model which used the value of the Company's equity units on the date of grant, the expected term of the awards, volatility, risk-free interest rate, and discount for lack of marketability. The Company's computation of expected volatility was based on the historical volatility of selected comparable publicly traded companies over a period equal to the expected term of the award. The risk-free interest rate reflected the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant. The value of the Company's equity units was determined by first determining the business enterprise value (BEV) of Vacasa Holdings and then allocating that equity fair value to Vacasa Holdings's redeemable convertible preferred units, common units and common unit equivalents. The BEV was estimated primarily using a market approach, which measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets and comparing a business to a group of its peer companies.
Equity-Based Compensation Expense
The Company classifies equity-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. The Company recorded equity-based compensation expense for the periods presented in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,

	2021	2020	2019
Cost of revenue	$113	$—	$—
Operations and support	2,574	252	—
Technology and development	3,032	641	—
Sales and marketing	8,270	372	—
General and administrative	12,989	2,084	69
Total equity-based compensation expense	$26,978	$3,349	$69

Note 15 – Net Loss Per Share

The Company calculates earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is calculated by dividing net income attributable to Vacasa, Inc. by the weighted-average shares of Class A Common Stock outstanding without the consideration for potential dilutive shares of common stock. Diluted loss per share represents basic earnings (loss) per share adjusted to include the potentially dilutive effect of SARs, Stock Options, Employee Equity Units and Class G Common Stock or Earnouts. Diluted earnings (loss) per share is computed by dividing the net income by the weighted-average number of Class A Common Stock equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
The Company analyzed the calculation of earnings (loss) per share for periods prior to the Reverse Recapitalization as described in Note 3, Reverse Recapitalization, and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements. Therefore, loss per share information has not been presented for periods prior to the Reverse Recapitalization on December 6, 2021. The basic and diluted loss per Class A common share for the year ended December 31, 2021 represents only the period of December 6, 2021 to December 31, 2021.

The following is a reconciliation of basic and diluted loss per Class A common share from continuing operations for the period December 6, 2021 through December 31, 2021 (in thousands, except per share data):

December 6, 2021 - December 31, 2021
Net loss attributable to Class A Common Stockholders for basic and diluted net loss per share	$(12,697)
Weighted-average shares for basic and diluted loss per share	214,794
Basic and Diluted loss per share of Class A Common Stock	$(0.06)

Shares of the Company's Class B Common Stock and Class G Common Stock do not participate in earnings or (losses) of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B Common Stock and Class G Common Stock under the two-class method has not been presented.

The following outstanding potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per Class A common share attributable to common stockholders because their impact would have been antidilutive for the period presented (in thousands):

December 6, 2021 - December 31, 2021
OpCo units(1)	212,752
Employee equity units	4,954
Stock appreciation rights	5,014
Stock Options	5,461
Class G Common Stock	8,227
Common shares excluded from calculation of diluted net loss	236,408

(1) These securities are neither dilutive or anti-dilutive for the period presented as their assumed conversion under the “if-converted” method to “Weighted-average shares for diluted loss per share” would cause a proportionate increase to “Net loss attributable to Class A Common Stockholders for diluted loss per share.”

Note 16 – Commitments and Contingencies

Leases

See Note 8, Leases.

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

Regulatory Matters

The Company’s core business operations consist of the management of short-term vacation rental stays, with such operations subject to local city and county ordinances, together with various state, U.S. and foreign laws, rules and regulations. Such laws are complex and subject to change, and in several instances, jurisdictions have yet to codify or implement applicable laws. Other ancillary components of the Company’s business activities include the management of long-term rental stays, HOA management and real estate activity. In addition to laws governing the aforementioned business lines, the Company must

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
comply with laws in relation to travel, tax, privacy and data protection, intellectual property, competition, health and safety, consumer protection, employment and many others. These business operations expose the Company to inquiries and potential claims related to its compliance with applicable laws and regulations. Given the shifting landscape with respect to the short-term rental laws, changes in law or the implementation of new laws could have a material impact on the Company’s business.

Tax Matters

Some states and localities in the United States and elsewhere in the world impose transient occupancy or lodging accommodations taxes (Lodging Taxes) on the use or occupancy of lodging accommodations or other traveler services. The Company collects and remits Lodging Taxes on behalf of its homeowners. Such Lodging Taxes are generally remitted to tax jurisdictions within a 30 day period following the end of each month, quarter, or year end.

As of December 31, 2021 and 2020, the Company had an obligation to remit Lodging Taxes collected from guests who had stayed in these jurisdictions totaling $11.1 million and $9.1 million, respectively. These payables are recorded in hospitality and sales taxes payable on the consolidated balance sheets.

The Company’s potential obligations with respect to Lodging Taxes could be affected by various factors, which include, but are not limited to, whether the Company determines, or any tax authority asserts, that the Company has a responsibility to collect lodging and related taxes on either historical or future transactions or by the introduction of new ordinances and taxes which subject the Company’s operations to such taxes. The Company is under audit and inquiry by various domestic and foreign tax authorities with regard to non-income tax matters. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its homeowners, guests, and service contracts. The disputes involve the applicability of transactional taxes (such as sales, value-added, information reporting, and similar taxes) to services provided. The Company has estimated liabilities in a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company has additional liabilities, and the related amounts can be reasonably estimated. As of December 31, 2021 and 2020, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $13.1 million and $7.6 million, respectively. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

Refer to Note 12, Income Taxes, for further discussion on other income tax matters.

Litigation

The Company has been and is currently involved in litigation and legal proceedings and subject to legal claims in the ordinary course of business. These include legal claims asserting, among other things, commercial, competition, tax, employment, pricing, discrimination, consumer, personal injury, and property rights. As of December 31, 2021 and as of the filing of these financial statements, the Company was not involved in any material legal proceedings.

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

The Company establishes an accrued liability for loss contingencies related to legal matters when a loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses. Such currently accrued amounts are not material to the Company’s consolidated financial statements. However, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. With respect to outstanding legal matters, based on current knowledge, the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. Legal fees are expensed as incurred.

Homeowner Protection Coverage

The Company offers an Accommodations Protection Program (the Program) that covers the Company and the homeowner for up to $1.0 million per occurrence for liability arising from bodily injury or property damage suffered by a guest or a guest’s invitees at a vacation rental property managed by the Company. The Program also covers up to $1.0 million per occurrence for

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
guest-caused damage to a covered property, up to $25,000 per occurrence for damage to contents, and bedbug protection up to $15,000. Program coverage applies only to covered incidents that occur during the period of a confirmed rental reservation for the property that is booked through the Company. The Program is administered by a third-party insurer under a commercial liability insurance policy and is subject to the policy terms and Program rules that are in effect at the time of an occurrence. The Program includes various market-standard conditions, limitations, and exclusions. Homeowners who sign a new vacation rental services agreement with the Company are automatically enrolled in the Program and charged a fixed amount per night of each confirmed vacation rental stay. A homeowner may opt out of the Program at any time by obtaining insurance coverage that covers use of the home as a vacation rental and completing an opt-out form. If an owner opts out of the Program, the homeowner’s insurance policies become primary for all occurrences and incidents that happen in or about the home.

Indemnification

As a matter of ordinary course, the Company provides indemnification clauses in commercial agreements where appropriate, in accordance with industry standard. As a result, the Company may be obligated to indemnify third parties for losses or damages incurred in connection with the Company’s operations or its non-compliance with contractual obligations. Additionally, the Company has entered into indemnification agreements with its officers and directors and its operating agreement contains certain indemnification obligations for officers and directors. It is not possible to determine the aggregate maximum potential loss pursuant to the aforementioned indemnification provisions and obligations due to the unique facts and circumstances involved in each particular situation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

As permitted by related SEC staff interpretive guidance for newly acquired businesses, the operations of TurnKey Vacation Rentals, Inc. (now known as TurnKey Vacation Rentals LLC), and of seven of our portfolio transactions, were excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. The operations of these businesses were excluded from the evaluation of the effectiveness of our disclosure controls and procedures only for the period (not beyond one year from the date of acquisition) and extent to which the operations had not yet been integrated into our existing control environment. The operations excluded from the evaluation of the effectiveness of our disclosure controls and procedures represented approximately 12.5% and 16.5% of our total assets (excluding goodwill and intangible assets) and revenues, respectively, as of and for the year-ended December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of reviewing the internal control structure of TurnKey Vacation Rentals, Inc. and, if necessary, will make appropriate changes as we continue to integrate TurnKey Vacation Rentals, Inc. into our overall internal control over financial reporting process.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. In addition, for so long as we are an "emerging growth company" as defined in the JOBS Act, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and members of our board of directors as of February 28, 2022:

Name	Age	Position
Executive Officers
Matthew Roberts	53	Chief Executive Officer and Director
Jamie Cohen	35	Chief Financial Officer
Craig Smith	46	Chief Operation Officer

Non-Employee Directors
Joerg Adams	43	Director
Ryan Bone	34	Director
Eric Breon	43	Director
Chad Cohen	47	Director
Benjamin Levin	50	Director
Barbara Messing	50	Director
Jeffrey Parks	40	Chairman of the Board of Directors
Karl Peterson	51	Director
Chris Terrill	54	Director

In the biographies below, references to Vacasa Holdings should be deemed to refer to its predecessor Vacasa LLC for periods prior to May 2020.

There are no family relationships among any of our directors or executive officers.

Executive Officers

Matthew Roberts joined Vacasa Holdings as a member of its board of managers in November 2018 and as its Chief Executive Officer in February 2020, and has served as our Chief Executive Officer since August 2021 and as a member of our Board since our formation in July 2021. Prior to his time at Vacasa, Mr. Roberts served as Chairman of OpenTable, Inc., part of The Priceline Group, from September 2015 to March 2016, as its Chief Executive Officer from June 2011 to August 2015, and Chief Financial Officer from 2005 to 2011. Previously, Mr. Roberts was a guiding force in the transition from the private to the public markets of online consumer lending group E-Loan acting as its Chief Financial Officer from December 2000 to May 2005 and at digital money transfer provider Xoom as a member of the company’s board from January 2012 to November 2015. Mr. Roberts has served on the board of directors of Quantcast Corporation, a privately held advertising technology company, since January 2013, and previously served on the board of directors of Snag, a privately held online staffing platform, from August 2016 to March 2020. Mr. Roberts holds a BS in Accounting from Santa Clara University. We believe Mr. Roberts is well qualified to serve as a member of the Vacasa Board because of his extensive organizational management and leadership experience, including in the public company context, and his experience and perspective as our Chief Executive Officer.

Jamie Cohen joined as Chief Financial Officer of Vacasa Holdings in March 2021 and has served as our Chief Financial Officer since August 2021. Prior to her time at Vacasa, Ms. Cohen served as Chief Financial Officer of Angi Inc., an online services provider, from March 2019 to March 2021, and as an Executive Vice President from September 2017 to March 2019. She held various leadership roles in finance and accounting roles at HomeAdvisor, Inc., an online home repair services provider, from July 2011 to September 2017. Ms. Cohen holds a BS in Mathematical Business, Economics and Marketing from Wake Forest University.

Craig Smith joined Vacasa Holdings as its Chief Operating Officer in April 2021 and has served as our Chief Operating Officer since August 2021. Prior to his time at Vacasa, Mr. Smith served as a director of Angi Inc. from November 2018 through December 2020 and as President and Chief Operating Officer from September 2017 through December 2020. Prior to joining Angi Inc. (US), Mr. Smith worked as an investment analyst for the El Pomar Foundation from June 1997 to July 2000. Mr. Smith holds a BS in Finance from University of Colorado at Colorado Springs.

Non-Employee Directors

Joerg Adams joined the Vacasa Holdings board of managers in October 2019 and has served as a member of the Vacasa Board since December 2021. Mr. Adams currently serves as a Managing Director at Silver Lake, a technology focused private equity firm, which he joined in August 2006. In addition to his service on our Board, Mr. Adams has also served on the board of directors of ServiceMax, Inc., a privately held software company, since 2019. Mr. Adams holds a BS in Finance from Indiana University and a degree in Business Administration from the European School of Business in Reutlingen, Germany. We believe Mr. Adams is well qualified to serve as a member of the Vacasa Board because of his extensive experience in the private equity industry and his experience advising the boards of technology companies as a director.

Ryan Bone joined the Vacasa Holdings board of managers in May 2020 and has served as a member of our Board since December 2021. Mr. Bone is a Director of Silver Lake, a technology focused private equity firm, which he joined in 2013. Prior to joining Silver Lake, Mr. Bone worked in the Technology, Media and Telecommunications Investment Banking Group at Goldman Sachs. Mr. Bone holds a BA in Economics from Amherst College. We believe Mr. Bone is well qualified to serve as a member of the Vacasa Board because of his extensive experience in the private equity industry and his experience advising technology companies.

Eric Breon joined the Vacasa Holdings board of managers in 2009 and has served as a member of our Board since December 2021. Mr. Breon previously served as the Chief Executive Officer of Vacasa Holdings from December 2009 to February 2020. Mr. Breon holds a BS from Rensselaer Polytechnic Institute. We believe Mr. Breon is well qualified to serve as a member of the Vacasa Board because of his deep industry knowledge and extensive experience as Vacasa Holdings’ Chief Executive Officer.

Chad Cohen joined the Vacasa Holdings board of managers in October 2020 and has served as a member of our Board since December 2021. From August 2015 through February 2022, Mr. Cohen served as the Chief Financial Officer of Adaptive Biotechnologies Corp., an immune-driven medicine company, and previously as Chief Financial Officer of Zillow Group, a publicly traded real estate marketplace company, from March 2011 to August 2015. Mr. Cohen is also an Operating Partner of Cota Capital, a role he has held since October 2020. Mr. Cohen previously served on the board of directors of Trupanion, Inc., a publicly traded pet insurance company, from December 2015 to July 2019 and Ticketfly, Inc., a ticket distribution service provider, from December 2014 to October 2015. Mr. Cohen holds a BSBA in Management with a concentration in Accounting from Boston University. We believe Mr. Cohen is well qualified to serve as a member of the Vacasa Board because of his experience with public companies, both as an executive officer and as a director and because of his financial expertise.

Benjamin Levin joined the Vacasa Holdings board of managers in 2016 and has served as a member of our Board since December 3, 2021. Mr. Levin founded and currently serves as co-CEO of Level Equity Management, LLC. Prior to founding Level Equity, Mr. Levin served as Managing Director at Insight Venture Partners. Since 2003, Mr. Levin has served, and continues to serve, on the board of directors of various privately held companies. Mr. Levin holds an AB in Government from Harvard University. We believe Mr. Levin is well qualified to serve as a member of the Vacasa Board because of his extensive experience in the private equity and venture capital industry and his financial, business and leadership experience.

Barbara Messing has served as a member of our Board since December 3, 2021. Ms. Messing has served as Chief Marketing & People Experience Officer of Roblox Corporation, an online gaming platform, since August 2020. From August 2018 to August 2019, Ms. Messing served as Senior Vice President, Chief Marketing Officer of Walmart US, a company engaged in retail and wholesale operations. Between February 2011 and April 2018, Ms. Messing served as Vice President and Chief Marketing Officer, and later Senior Vice President and Chief Marketing Officer, for TripAdvisor, Inc., an online travel company. Between April 2002 and February 2011, she served in a number of management positions at Hotwire.com, an Internet-based travel agency, including Vice President of Customer Experience and Vice President and General Manager, Travel Ticker. Ms. Messing has served on the board of directors of Overstock.com, Inc., a publicly traded internet retailer, since August 2020, and she previously served on the board of directors of Diamond Resorts International, a hospitality and vacation ownership company, from February 2020 to July 2021, and the board of directors of XO Group, Inc., which merged with WeddingWire in December 2018. Ms. Messing received her BA from Northwestern University and her JD from Stanford Law School. We believe Ms. Messing is well qualified to serve as a member of the Vacasa Board for her extensive experience in both management and director positions of public companies and in the travel and hospitality sector.

Jeffrey Parks joined the Vacasa Holdings board of managers in October 2017, has served as a member of our Board since December 3, 2021, and currently serves as our Chairman. Mr. Parks is a co‐founding partner and managing partner of Riverwood Capital, a private equity firm. Prior to co‐founding Riverwood Capital in 2008, Mr. Parks served as an investment executive with KKR & Co. LLP, a private equity firm, as an investment professional at Oaktree Capital Management, and as an investment banker at UBS. Mr. Parks has served on the boards of directors of many public and privately‐held companies. Mr. Parks holds dual BA degrees in Economics and Mathematics from Pomona College, where he currently serves on the Board of Trustees. We believe Mr. Parks is well qualified to serve as a member of the Vacasa Board because of his extensive corporate governance and business leadership experience technology companies, including as a director and private equity investor.

Karl Peterson has served as a member of our Board since December 3, 2021. Mr. Peterson served as TPG Pace’s Non-Executive Chairman and as a member of its board of managers from March 2021 until the closing of the Business Combination in December 2021. Mr. Peterson is a Senior Partner of TPG and the founder and Managing Partner of TPG Pace Group, the firm’s effort to sponsor special purpose acquisition companies and other permanent capital solutions for companies. Mr. Peterson has served as the Non-Executive Chairman and Director of TPG Pace Beneficial Finance Corp. since July 2020 and TPG Pace Beneficial II Corp. and TPG Pace Tech Opportunities II Corp. since March 2021. Mr. Peterson has served as a director, President and Chief Executive Officer of TPG Pace Holdings Corp. from its inception in February 2017 through its business combination with Accel Entertainment Inc. (Accel) in November 2019, and is currently the Chairman of the board of directors of Accel. Mr. Peterson also served as a director, President and Chief Executive Officer of Pace Holdings Corp. from its inception in June 2015 through its business combination with Playa in March 2017, and is currently a member of the board of directors of Playa. Mr. Peterson has also served on the board of directors of Sabre Corporation since 2007. He also served as the founding president and CEO of TPG Pace Energy in 2017 and the Non-Executive Chairman and director of TPG Pace Tech Opportunities Corp. from 2020 to 2021. We believe Mr. Peterson is well qualified to serve on our board of directors because of his significant leadership, investment and financial expertise.

Chris Terrill joined the Vacasa Holdings board of managers in October 2020 and has served as a member of our Board since December 3, 2021. Mr. Terrill has served as Co-Chairman of Z-Work Acquisition Corp., a technology company, since February 2021. Prior to joining Z-Work, Mr. Terrill served as Chief Executive Officer of Angi Inc., an online services provider, from October 2017 to November 2018, and as Chief Executive Officer of HomeAdvisor from May 2011 to November 2018. Mr. Terrill has also served on the boards of directors of Realogy Holdings Corp., a publicly traded residential real estate company, since July 2016; Data Axle Inc., a privately held consumer data company, since August 2019; and Porch Group, Inc., a publicly traded consumer data company, from January 2021 to March 2022. He has also served as an advisor to Range Ventures, a Denver area early-stage venture capital firm, since July 2020. Mr. Terrill holds a BS in Advertising from the University of Texas at Austin and a MBA from the University of Houston. We believe Mr. Terrill is well qualified to serve as a member of our board of directors because of his extensive experience leading and advising technology-driven public companies.

Corporate Governance

Audit Committee

We have a separately-designated standing audit committee that consists of Chad Cohen, Ryan Bone and Chris Terrill, with Chad Cohen serving as the chairperson. Each of the foregoing individuals qualifies as independent under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act for purposes of serving on the audit committee. Each member of the audit committee meets the financial literacy requirements of the Nasdaq listing rules and each of Ryan Bone, Chad Cohen and Chris Terrill qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website, investors.vacasa.com. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website rather than by filing a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2021 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2021 or prior fiscal years other than two filings made by entities affiliated with Jeffrey Parks to include certain beneficial owners previously not included in the original Form 3 as reporting persons.

Compensation Committee Interlocks and Insider Participation

During 2021, the members of our compensation committee were Joerg Adams, Chad Cohen, Benjamin Levin, and Barbara Messing, none of whom was during fiscal year 2021 an officer or employee of the Company or was formerly an officer of the Company. Related person transactions pursuant to Item 404(a) of Regulation S-K involving those who served on the compensation committee during 2021 are described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

During 2021, none of our executive officers served as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving on our board of directors or compensation committee.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2021 Summary Compensation Table” below. In 2021, our “named executive officers” and their positions were as follows:

•Matt Roberts, Chief Executive Officer;
•Jamie Cohen, Chief Financial Officer; and
•Craig Smith, Chief Operating Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt following the filing of this annual report may differ materially from the currently planned programs summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

2021 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Matt Roberts,	2021	500,000	—	—	750,000	4,615	1,254,615
Chief Executive Officer	2020	448,077	482,218	2,840,782	—	—	3,771,077

Jamie Cohen, (5)	2021	330,769	50,000	7,535,368	250,000	—	8,166,137
Chief Financial Officer

Craig Smith, (6)	2021	355,769	—	7,506,250	274,315	102,308	8,238,642
Chief Operating Officer

(1) For Ms. Cohen, amount represents a one-time $50,000 bonus paid to her in connection with the commencement of her employment in 2021.

(2) Amounts represent the aggregate grant date fair value of employee equity units of Vacasa Employee Holdings LLC (which were intended to constitute “profits interests” for U.S. tax purposes) granted to our named executive officers in 2021, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 to our audited consolidated financial statements included in this Annual Report on Form 10-K. In the Business Combination, all employee equity units converted into common units of Vacasa Employee Holdings LLC.

(3) Represents amounts earned under our annual performance-based executive bonus program for 2021. The bonuses paid to Ms. Cohen and Mr. Smith were prorated to reflect their partial employment during 2021. For additional information, see “2021 Bonuses” below.

(4) For Mr. Roberts, amounts shown represent $4,615 of company matching contributions under our 401(k) plan. For Mr. Smith, amounts shown represent $100,000 in consulting fees paid prior to commencing his role as Chief Operating Officer and $2,308 of company matching contributions under our 401(k) plan.

(5) Ms. Cohen commenced employment with us on March 1, 2021.

(6) Mr. Smith commenced employment with us on April 8, 2021.

Narrative to Summary Compensation Table

2021 Salaries

Our named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. The base salaries of our named executive officers are reviewed from time to time and adjusted when our compensation committee determines an adjustment is appropriate.

In fiscal year 2021, Mr. Roberts’s annual base salary was $500,000, Ms. Cohen’s annual base salary was $400,000, and Mr. Smith’s annual base salary was $500,000. No changes were made to the annual base salaries of our named executive officers during 2021.

2021 Bonuses

We maintain an annual bonus plan that is designed to motivate and reward our executives, including our named executive officers, for achievements relative to our goals and expectations for each fiscal year. Each named executive officer has a target bonus opportunity, defined as a percentage of his or her annual base salary. Following the end of each year, our compensation committee determines the bonuses for our executives, including our named executive officers, based on company performance against pre-established objectives and retains discretion to allow for individual adjustments based on such factors as it deems appropriate.

The bonus targets for our named executive officers for 2021, expressed as a percentage of their respective base salaries, were 100% for Mr. Roberts, 50% for Ms. Cohen and 50% for Mr. Smith.

Our corporate performance objectives for 2021 included achievement of certain EBITDA and revenue goals. In February 2022, the compensation committee of our Board assessed achievement against those previously established objectives and determined our corporate goals for the year were achieved at 149.5%. Consistent with their corporate achievement assessment, the compensation committee awarded bonuses to our named executive officers in the amounts set forth above in the 2021 Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

In connection with commencing employment with us during 2021, we granted Ms. Cohen a one-time sign on bonus in the amount of $50,000, payable in a lump sum.

2021 Equity Grants

Before the Business Combination, we granted our executives “employee equity units” through a management holding company called Vacasa Employee Holdings LLC, and the units were intended to constitute “profits interests” within the meaning of IRS Revenue Procedure 93-27, as clarified by IRS Revenue Procedure 2001-43. Employee equity units have no intrinsic value on the date of grant, and have actual value to the executive only to the extent the equity value of the company appreciates following the grant date. Before the consummation of the Business Combination, Vacasa Holdings effectuated the Vacasa Holdings Recapitalization, pursuant to which all outstanding employee equity units were recapitalized into common units. The Vacasa Employee Holdings LLC common units held by our executives remain subject to the same vesting conditions as applied to the corresponding employee equity units before the recapitalization. The vesting schedule for these units is included in the applicable footnote to the Outstanding Equity Awards at Fiscal Year-End table, below.

In March 2021, we granted 4,546,225 employee equity units to Ms. Cohen in connection with her commencement of employment as our Chief Financial Officer. The employee equity units vest, and the risk of forfeiture thereon lapses, as to 25% of the units on the first anniversary of March 1, 2021, and as to 1/48th of the total original amount of the units in equal installments each month thereafter, subject to her continued employment. In connection with the Business Combination, Ms. Cohen’s employee equity units converted into 1,236,393 common units of Vacasa Employee Holdings LLC , which remain subject to the same vesting and other terms of her original award of employee equity units.

Additionally, in April 2021 we granted 5,000,000 employee equity units to Mr. Smith in connection with his commencement of employment as our Chief Operating Officer. The employee equity units vest, and the risk of forfeiture thereon lapses, as to 25% of the units on the first anniversary of April 12, 2021, and as to 1/48th of the total original amount of the units in equal installments each month thereafter, subject to his continued employment. In connection with the Business Combination, his original employee equity units converted into 1,130,088 common units of Vacasa Employee Holdings LLC, which remain subject to the same vesting and other terms of his original award of employee equity units.

New Equity Plans

In connection with the Business Combination we adopted the Vacasa, Inc. 2021 Incentive Award Plan (the 2021 Plan) and the Vacasa, Inc. 2021 Nonqualified Employee Stock Purchase Plan (the ESPP). In 2021, we did not grant any employees, including any executives, any awards under the 2021 Plan, and no executive participated in the ESPP.

Other Elements of Compensation

Retirement Savings and Health and Welfare Benefits

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. We currently match contributions made by participants in our 401(k) plan in an amount equal to up to 6% of a participant’s annual eligible compensation. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

All of our full-time employees, including our named executive officers, are generally eligible to participate in health and welfare plans sponsored by us. These health and welfare plans generally include medical, dental and vision benefits; short-term and long-term disability insurance; and life and AD&D insurance, but may be modified by the company at any time.

Perquisites and Other Personal Benefits

We determine perquisites on a case-by-case basis and will provide a perquisite to a named executive officer when we believe it is necessary to attract or retain the named executive officer. We did not provide any perquisites or personal benefits to our named executive officers not otherwise made available to our other employees in 2021.

Outstanding Equity Awards at 2021 Fiscal Year End

The following table summarizes the number of outstanding and unvested Vacasa Employee Holdings LLC common units held by each named executive officer as of December 31, 2021.

Name	Vesting start date	Common Units

		Number of units that have not vested (#)(1)	Market value of units that have not vested ($)(2)
Matt Roberts	1/21/2020 (3)	268,533	$2,234,195
Jamie Cohen	3/1/2021 (4)	1,236,393	$10,286,790
Craig Smith	4/12/2021 (4)	1,130,088	$9,402,332

(1) Represents number of outstanding and unvested Vacasa Employee Holdings LLC common units into which originally granted employee equity units converted in the Business Combination.

(2) The amount reported reflects the value of the unvested common units as of December 31, 2021, determined by multiplying the number of units by the closing trading price of Vacasa Class A Common Stock of $8.32 per share as of December 31, 2021. While there is no public market for the common units, following vesting, the common units are redeemable by the holder on a 1-for-1 basis for a share of our Class A Common Stock or an equivalent amount of cash.

(3) The common units vest, and the risk of forfeiture thereon lapses, in 24 equal monthly installments on each monthly anniversary of the vesting start date subject to continued employment on the applicable vesting date.

(4) The common units vest, and the risk of forfeiture thereon lapses, as to 25% of the units on the first anniversary of the vesting start date and as to 1/48th of the total original amount of units in equal installments each month thereafter, subject to continued employment on the applicable vesting date.

Executive Compensation Arrangements

Offer Letters

We have entered into offer letters with each of our named executive officers. The offer letters generally provide for at-will employment and set forth the executive’s base salary, target annual bonus opportunity, initial equity grant (if applicable), and eligibility to participate in our employee benefit plans.

Change in Control and Retention Agreements

We have entered into change in control and retention agreements with each of our named executive officers (each, a “CIC Agreement”).

Under Mr. Roberts’s and Ms. Cohen’s CIC Agreements, if the executive’s employment with us is terminated by us without cause (as defined in the CIC Agreement) or the executive resigns for good reason (as defined below), the executive will be eligible to receive the following: (i) a lump sum payment equal to 12 months’ salary; (ii) reimbursement for the cost of up to 12 months of healthcare continuation coverage; and (iii) an additional 12 months’ vesting for the executive’s then-outstanding equity awards that are not subject to performance-based vesting conditions (or, if the termination date occurs within the period beginning three months before and ending 12 months after a change in control of Vacasa Holdings LLC (as defined in the CIC Agreement), full vesting acceleration for all outstanding equity awards that are not subject to performance-based vesting conditions).

Under Mr. Smith’s CIC Agreement, if Mr. Smith’s employment with us is terminated by us without cause (as defined in his CIC Agreement) or he resigns for good reason, he will be eligible to receive the following: (i) a lump sum payment equal to eight months’ salary; (ii) reimbursement for the cost of up to eight months of healthcare continuation coverage; and (iii) for equity awards not subject to performance-based vesting conditions, if the termination occurs within the first 12 months of the commencement of his employment, a number of months of vesting acceleration equal to the greater of (a) eight months or (b) the number of months of his employment with us that have been completed prior to his termination date. Additionally, if the termination without cause or resignation for good reason occurs within the period beginning three months before and ending 12 months after a change in control of Vacasa Holdings LLC (as defined in the CIC Agreement), Mr. Smith will be eligible to receive the following: (i) a lump sum payment equal to 12 months’ salary; (ii) reimbursement for the cost of up to 12 months of healthcare continuation coverage; and (iii) either (a) if Mr. Smith has been employed with us for at least 12 months on his termination date, full vesting acceleration for all outstanding equity awards that are not subject to performance-based vesting conditions, or (b) if Mr. Smith has been employed with us for less than 12 months on his termination date, accelerated vesting of the first 12 months’ portion of his then-outstanding equity awards that are not subject to performance-based vesting conditions.

The foregoing payments and benefits are subject to each executive’s execution and non-revocation of a general release of claims in favor of the company and its affiliates.

Under each CIC Agreement, “good reason” means any of the following that occurs without the executive’s written consent: (a) a material reduction in the executive’s annual base salary; (b) a material reduction in the executive’s authority, duties or responsibilities (provided that such material reduction will not be deemed to occur if the executive is provided with a comparable position (i.e., a position of equal or greater organizational level, authority, duties and responsibilities), and provided further, that a reduction in authority, duties or responsibilities solely by virtue of the company being acquired and made part of a larger entity will not constitute a material reduction); or (c) a change by more than 60 miles in the geographic location of the executive’s principal place of work. A resignation will not be for good reason unless the executive first provides the company (or its successor or affiliate, as applicable) with written notice within 90 days following the initial existence of the acts or omissions constituting the grounds for good reason and a reasonable cure period of not less than 30 days following the date of such notice, during which such grounds have not been cured, and the executive resigns the executive’s employment within 90 days following the end of the cure period.

Smith Consulting Agreement

Prior to entering into an employment offer letter with Mr. Smith, the Company engaged Mr. Smith in February 2021 to provide consulting services in connection with business strategy and integration planning for the Company’s acquisition of Turnkey Vacation Rentals, Inc. (the Smith Consulting Agreement). Under this arrangement, Mr. Smith was paid a monthly fee of $50,000. The Smith Consulting Agreement terminated at the end of March 2021 in connection with Mr. Smith’s agreement to become a full time employee and join as the Company’s Chief Operating Officer.

Director Compensation

Prior Non-Employee Director Compensation Policy

Prior to the closing of the Business Combination in December 2021, our non-employee directors unaffiliated with investors were offered compensation under the Vacasa Holdings LLC Outside Manager Compensation Policy (the Prior Director Compensation Policy). Under the Prior Director Compensation Policy, each non-employee director was paid an annual cash retainer of $35,000, and an additional annual cash retainer based on their service on the following board committees:

Committee	Member	Chair
Audit Committee	$15,000	$25,000
Compensation Committee	10,000	20,000

All cash retainers were paid quarterly in arrears and prorated for partial service during the quarter. Additionally, our non-employee directors were eligible to receive equity awards for their service, which were granted in the discretion of our board of directors which had delegated certain authority to its compensation committee. If we were to undergo a change in control, our policy provided that the vesting of all equity awards then-held by our non-employee directors would fully accelerate. We also reimbursed our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and its committees.

Under the Prior Director Compensation Policy, Mr. Terrill and Mr. Cohen were the only non-employee directors who received cash retainers for their services in 2021.

New Non-Employee Directors Compensation Program

In connection with the closing of the Business Combination in December 2021, we adopted the Vacasa, Inc. Non-Employee Director Compensation Program (the Director Compensation Program), which superseded our Prior Director Compensation Policy. The Director Compensation Program provides our non-employee directors with fixed annual cash retainer fees as well as long-term equity compensation awards for their service on the Board. Additional fixed annual cash retainer fees are paid to non-employee directors for committee membership and chairperson service.

Under the Director Compensation Program, each non-employee director receives an annual cash retainer of $50,000, and any non-executive chairperson will receive an additional annual cash retainer of $40,000. The members of the following committees receive additional annual cash retainers in the amounts set forth below, depending on whether the member serves as chairperson of the committee:

Committee	Member	Chair
Audit Committee	$12,500	$25,000
Compensation Committee	10,000	20,000
Nominating and Corporate Governance Committee	5,000	10,000

All annual cash retainers are paid quarterly in arrears promptly following the end of the applicable quarter (and prorated for partial service during a quarter).

Each non-employee director may elect to receive all or part of his or her annual cash retainer in the form of restricted stock units (RSUs) under our 2021 Plan. Elections to convert all or part of the annual cash retainer into RSUs must generally be made on or before December 31 of the year before the year in which the annual cash retainer is scheduled to be paid, or such earlier deadline as established by our Board or its compensation committee. Each individual who first becomes a non-employee director is permitted to elect to convert the annual cash retainer payments scheduled to be paid in the same calendar year into RSUs, provided that the election is made before the date the individual becomes a non-employee director. RSUs granted in lieu of all or a portion of the annual cash retainer are issued fully vested on the date of grant, and the number of RSUs is calculated by dividing (a) the amount of the annual retainer that would have otherwise been paid by (b) the average closing trading price of our Class A Common Stock over the 20 consecutive trading days ending with the trading day immediately preceding the grant date. In addition, to the extent permitted by the Board or its compensation committee, the Director Compensation Program provides that non-employee directors may elect to defer the settlement of RSUs granted to them.

Upon a non-employee director’s initial appointment or election to our Board, the director will automatically be granted an award of a number of RSUs calculated by dividing (a) $320,000 by (b) the average closing trading price of our Class A Common Stock over the 20 consecutive trading days ending with the trading day immediately preceding the grant date (the Initial Grant). The Initial Grant will vest as to one-third of the RSUs on each anniversary of the grant date, subject to continued service through each applicable vesting date.

Additionally, on the date of each annual stockholders meeting, each non-employee director who will continue to serve immediately following the meeting will be automatically granted an award of a number of RSUs calculated by dividing (a) $200,000 by (b) the average closing trading price of our Class A Common Stock over the 20 consecutive trading days ending with the trading day immediately preceding the grant date (the Annual Grant). However, if a non-employee director is otherwise eligible for an Annual Grant as of the date of an annual meeting but has been serving on the Board for less than four months as of the date of such annual meeting, then the number of RSUs subject to the Annual Grant will be prorated by multiplying the number of RSUs that would otherwise be subject to the Annual Grant by a fraction, the numerator of which is the number of days from the date of the non-employee director’s appointment or election through the date of such annual meeting, and the denominator of which is 365. Each Annual Grant will vest on the earlier of (i) the first anniversary of the grant date, or (ii) immediately before our next annual stockholders meeting following the grant date, subject to continued service through the applicable vesting date.

2021 Director Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our non-employee directors both under the Prior Director Compensation Policy and the Director Compensation Program during 2021.

Name	Fee Earned or Paid in Cash (1)($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Joerg Adams	$5,385	—	—	$5,385
Ryan Bone	4,808	—	—	4,808
Eric Breon	3,846	—	—	3,846
Chad Cohen	18,461	—	—	18,461
Benjamin Levin	5,769	—	—	5,769
Barbara Messing	4,615	—	—	4,615
Jeffrey Parks	7,308	—	—	7,308
Karl Peterson	4,231	—	—	4,231
Chris Terrill	10,769	—	—	10,769

(1) Represents cash retainers under both the Prior Director Compensation Policy and the Director Compensation Program, pro-rated for periods during which such plans were active in 2021.

As of December 31, 2021, our non-employee directors held the following outstanding and unvested Vacasa Employee Holdings LLC common units and stock appreciation rights (SARs) under the Vacasa, Inc. 2016 Equity Compensation Incentive Plan:

Name	Unvested Common Units Outstanding at Year-End (1)	SARs Outstanding at Year-End (unexercisable)
Joerg Adams	—	—
Ryan Bone	—	—
Eric Breon	—	510,930 (2)
Chad Cohen	115,584	—
Benjamin Levin	—	—
Barbara Messing	—	—
Jeffrey Parks	—	—
Karl Peterson	—	—
Chris Terrill	115,584	—

(1) Reflects common units resulting from the conversion of originally granted employee equity units in Vacasa Employee Holdings LLC.

(2) Reflects SARs that were converted from originally granted unit appreciation rights (UARs) at the closing of the Business Combination. The SARs are fully vested but will not be exercisable until the 180th day following the closing of the Business Combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to the shares of our Class A Common Stock that may be issued under our existing equity compensation plans. Our 2021 Incentive Award Plan (the 2021 Plan) and our 2021 Nonqualified Employee Stock Purchase Plan (the ESPP) are our only equity plans available for the grant of new equity awards.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	—	—	31,016,268(2)(3)(4)
Equity compensation plans not approved by security holders (5)	13,628,303	—	—
Totals	13,628,303	—	31,016,268(2)(3)(4)

(1) Consists of the 2021 Plan and the ESPP. No awards were outstanding under the 2021 Plan and the ESPP as of December 31, 2021.

(2) Consists of 22,154,477 shares of Class A Common Stock reserved for issuance under the 2021 Plan, and 8,861,791 shares of Class A Common Stock reserved for issuance under the ESPP.

(3) The number of shares of Class A Common Stock reserved for issuance pursuant to awards under the 2021 Plan will be increased on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the least of (A) 3% of the shares of Class A Common Stock outstanding on the last day of the immediately preceding fiscal year (determined on an as-converted basis taking into account all securities convertible into, exercisable, exchangeable or redeemable for shares of Class A Common Stock), (B) an amount of additional shares of Class A Common Stock such that the total number of shares available for issuance under the 2021 Plan on such first day of the year, after giving effect to the additional shares, equals 5% of the shares outstanding on the last day of the immediately preceding fiscal year (determined on the same basis as in clause (A)), and (C) such smaller number of shares as determined by our board of directors or the compensation committee. Pursuant to the foregoing provision, on January 1, 2022 the number of shares reserved for issuance did not increase.

(4) The number of shares of Class A Common Stock reserved for issuance pursuant to awards under the ESPP will be increased on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the least of (A) 1% of the shares of Class A Common Stock outstanding on the last day of the immediately preceding fiscal year (determined on an as-converted basis taking into account all securities convertible into, exercisable, exchangeable or redeemable for shares of Class A Common Stock), (B) an amount of additional shares of Class A Common Stock such that the total number of shares available for issuance under the ESPP on such first day of the year, after giving effect to the additional shares, equals 2% of the shares outstanding on the last day of the immediately preceding fiscal year (determined on the same basis as in clause (A)), and (C) such smaller number of shares as determined by our board of directors or the compensation committee. Pursuant to the foregoing provision, on January 1, 2022 the number of shares reserved for issuance did not increase.

(5) Table does not include: (i) 5,447,320 shares of Class A Common Stock subject to outstanding options under the TurnKey Vacations, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) with a weighted average exercise price of $0.91, which we assumed in connection with the Business Combination; and (ii) 3,224,612 shares of Class A Common Stock subject to outstanding stock appreciation rights under the Vacasa, Inc. 2016 Equity Compensation Incentive Plan (the “2016 Plan”) with a weighted average exercise price of $2.96, which we assumed in connection with the Business Combination. The number of shares subject to the aforementioned stock appreciation rights was determined based on the number of shares that would be issuable assuming a value of $8.32 per share of Class A Common Stock, which was the closing trading price of our Class A Common Stock as of December 31, 2021. No new awards will be granted under the 2014 Plan or the 2016 Plan.

(6) Represents common units of Vacasa Employee Holdings LLC held pursuant to individual agreements that, after vesting, may be exchanged on a one-for-one basis for OpCo Units and a corresponding number of shares of Class B Common Stock. Holders of OpCo Units may cause OpCo to acquire all or a portion of their vested OpCo Units, which may be settled for, at our election, shares of Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each OpCo Unit redeemed or an equivalent amount of cash and, in each case, the cancellation of an equal number of shares of such unitholder’s Class B Common Stock. The common units of Vacasa Employee Holdings LLC do not have an exercise price. Prior to the Reverse Recapitalization, the common units of Vacasa Employee Holdings LLC were “employee equity units” of Vacasa Employee Holdings LLC that were intended to constitute “profits interests” within the meaning of IRS guidance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our voting shares as of February 28, 2022 by:

•each person who is known to be the beneficial owner of more than 5% of our voting shares;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if such person possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of stock appreciation rights, the settlement of restricted stock units (RSUs), or the vesting of OpCo Units that remain subject to time-based vesting requirements (and the issuance of an equal number of shares of Class B Common Stock in connection therewith), in each case, within 60 days of February 28, 2022. Shares subject to stock appreciation rights that are currently exercisable or exercisable within 60 days of February 28, 2022, and RSUs or OpCo Units that are currently vested or that will vest within 60 days of February 28, 2022 (and, in the case of such OpCo Units, the shares of Class B Common Stock issued or issuable in connection with such vesting), are considered outstanding and beneficially owned by the person holding such stock appreciation rights, RSUs or OpCo Units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership of shares of our Common Stock is based on 214,793,795 shares of Class A Common Stock and 213,199,815 shares of Class B Common Stock issued and outstanding as of February 28, 2022.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. To our knowledge, none of our shares of Common Stock beneficially owned by any executive officer or director have been pledged as security. Unless otherwise noted, the address for each beneficial owner listed below is c/o Vacasa, Inc., 850 NW 13th Avenue, Portland, Oregon 97209.

	Class A Common Stock Beneficially Owned (on a fully exchanged basis)(1)		Class B Common Stock Beneficially Owned		Combined Voting Power(2)

Name and Address Beneficial Owner	Number	%	Number	%	%
Holders of more than 5 percent
Silver Lake(3)(4)	110,898,651	42.1%	48,425,037	22.7%	25.9%
Riverwood(3)(5)	55,459,969	22.4%	32,404,091	15.2%	13.0%
Level Equity Management(3)(6)	40,085,456	16.1%	33,560,727	15.7%	9.4%
Adams Street(7)	16,527,901	7.7%	—	—%	3.9%
Altos Ventures(8)	18,860,629	8.8%	—	—%	4.4%
Mossytree Inc.(3)(9)	65,723,767	23.5%	65,117,990	30.5%	15.4%
Silverton Partners and affiliates (10)	11,443,760	5.3%	—	—%	2.7%

Directors and Named Executive Officers
Joerg Adams	—	—%	—	—%	—%
Ryan Bone	—	—%	—	—%	—%
Eric Breon(11)	66,234,697	23.6%	65,117,990	30.5%	15.5%
Chad Cohen(12)	61,191	*	61,191	*	*
Benjamin Levin(13)	40,085,456	16.1%	33,560,727	15.7%	9.4%
Barbara Messing	—	—%	—	—%	—%
Jeffrey Parks	—	—%	—	—%	—%
Karl Peterson(14)	4,892,504	2.3%	—	—%	1.1%
Chris Terrill(15)	405,577	*	405,577	*	*
Matthew Roberts(16)	6,561,652	3.0%	6,499,386	3.0%	1.5%
Jamie Cohen(17)	334,856	*	334,856	*	*
Craig Smith(18)	282,522	*	282,522	*	*
All directors and executive officers of Vacasa, Inc. as a group (12 individuals)(19)	118,858,455	37.0%	106,262,249	48.2%	27.3%

* Less than one percent

(1) From and after the date that is the earlier of (i) 180 days after the Closing Date (unless such time restriction is waived by Vacasa, Inc. in its sole discretion in connection with a particular redemption) and (ii) with respect to that portion of an OpCo Unitholder’s OpCo Units that are subject to the conditional early release from the lock-up restrictions set forth in our Bylaws, the date as of which the applicable trading price condition is satisfied (such date, the “Lock-up Release Date”), OpCo Unitholders (other than Vacasa, Inc.) will have the right, pursuant to the OpCo LLC Agreement, to cause OpCo to acquire all or a portion of their vested OpCo Units, which may be settled for, at our election, shares of Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each OpCo Unit redeemed (subject to conversion rate adjustments for stock splits, stock dividends and reclassification) or an equivalent amount of cash and, in each case, the cancellation of an equal number of shares of such OpCo Unitholder’s Class B Common Stock. For purposes of the table above, beneficial ownership of OpCo Units has been reflected as beneficial ownership of the shares of Class A Common Stock for which such OpCo Units may be exchanged from and after the Lock-up Release Date.

(2) Represents the percentage of voting power of Class A Common Stock and Class B Common Stock voting as a single class. Each share of Class A Common Stock and each share of Class B Common Stock entitles the registered holder thereof to one vote per share on all matters presented to stockholders for a vote generally, including the election of directors. Holders of Class A Common Stock and Class B Common Stock will vote as a single class on all matters except as required by law or by our Certificate of Incorporation.

(3) As a result of the Stockholders Agreement, TPG Sponsor, Silver Lake, Riverwood, Level Equity Management and Mossytree Inc. may be deemed to be a group for purposes of Section 13(d) of the Exchange Act. Each of TPG Sponsor, Silver Lake, Riverwood, Level Equity Management and Mossytree Inc. disclaims ownership of any shares which may be deemed beneficially owned solely by reason of the Stockholders Agreement.

(4) Based on a Schedule 13G filed with the SEC on February 11, 2022. Class A Common Stock beneficially owned by Silver Lake is comprised of (i) 62,023,126 shares of Class A Common Stock held by SLP V Venice Feeder I, L.P., and (ii) 450,488 shares of Class A Common Stock held by SLP Venice Holdings, L.P. and up to 48,425,037 shares of Class A Common Stock that may be issued on a one-for-one basis in exchange for OpCo Units held by such entity. Class B Common Stock beneficially owned consists of shares of Class B Common Stock issued on a one-for-one basisin respect of the OpCo Units referred to in the preceding sentence. The general partner of SLP Venice Holdings, L.P. is SLP V Aggregator GP LLC. Silver Lake Technology Associates V, L.P. is the managing member of SLP V Aggregator GP LLC and the general partner of SLP V Venice Feeder I, L.P. The general partner of Silver Lake Technology Associates V, L.P. is SLTA V (GP), L.L.C. The managing member of SLTA V (GP), L.L.C. is Silver Lake Group, L.L.C. The managing members of Silver Lake Group, L.L.C. are Egon Durban, Kenneth Hao, Gregory Mondre and Joseph Osnoss. The address for each of the entities referenced above is c/o Silver Lake, 2775 Sand Hill Road, Suite 100, Menlo Park, California 94025.

(5) Based on a Schedule 13G filed with the SEC on February 14, 2022. Class A Common Stock beneficially owned consists of (i) 16,502,075 shares of Class A Common Stock held by RW Industrious Blocker L.P., (ii) 135,751 shares of Class A Common Stock held by RW Vacasa AIV L.P. and up to 14,592,445 shares of Class A Common Stock that may be issued on a one- for-one basis in exchange for OpCo Units held by such entity, (iii) 75,320 shares of Class A Common Stock held by Riverwood Capital Partners II (Parallel-B) L.P. and up to 8,096,506 shares of Class A Common Stock that may be issued on a one-for-one basis in exchange for OpCo Units held by such entity, (iv) 695,685 shares of Class A Common Stock held by RCP III (A) Blocker Feeder L.P., (v) 5,556,670 shares of Class A Common Stock held by RCP III Blocker Feeder L.P., (vi) 43,998 shares of Class A Common Stock held by RCP III Vacasa AIV L.P. and up to 4,729,635 shares of Class A Common Stock that may be issued on a one-for-one basis in exchange for OpCo Units held by such entity, (vii) 13,384 shares of Class A Common Stock held by RCP III (A) Vacasa AIV L.P. and up to 1,438,769 shares of Class A Common Stock that may be issued on a one-for-one basis in exchange for OpCo Units held by RCP III (A) Vacasa AIV L.P., and (viii) 32,995 shares of Class A Common Stock held by Riverwood Capital Partners III (Parallel-B) L.P. and up to 3,546,736 shares of Class A Common Stock that may be issued on a one-for-one basis in exchange for OpCo Units held by such entity. Class B Common Stock beneficially owned consists of shares of Class B Common Stock issued on a one-for-one basis in respect of the OpCo Units referred to in the preceding sentence. The general partner of RW Industrious Blocker L.P., RW Vacasa AIV L.P. and Riverwood Capital Partners II (Parallel-B) L.P. (collectively, “Riverwood Capital II”) is Riverwood Capital II L.P. The general partner of Riverwood Capital II L.P. is Riverwood Capital GP II Ltd. Riverwood Capital II L.P. and Riverwood Capital GP II Ltd. may be deemed to have voting and dispositive power over, and be deemed to be indirect beneficial owners of, shares directly held by Riverwood Capital II. All investment decisions with respect to the shares held by Riverwood Capital II are made by a majority vote of an investment committee, comprised of several members. All voting decisions over the shares held by Riverwood Capital II are made by a majority vote of Riverwood Capital GP II Ltd.’s multiple shareholders. No single natural person controls investment or voting decisions with respect to the shares held by Riverwood Capital II. The general partner of RCP III (A) Blocker Feeder L.P., RCP III Blocker Feeder L.P., RCP III Vacasa AIV L.P., RCP III (A) Vacasa AIV L.P., and Riverwood Capital Partners III (Parallel-B) L.P. (collectively, “Riverwood Capital III”) is Riverwood Capital III L.P. The general partner of Riverwood Capital III L.P. is Riverwood Capital GP III Ltd. Riverwood Capital III L.P. and Riverwood Capital GP III Ltd. may be deemed to have voting and dispositive power over, and be deemed to be indirect beneficial owners of, shares directly held by Riverwood Capital III. All investment decisions with respect to the shares held by Riverwood Capital III are made by a majority vote of an investment committee, comprised of several members. All voting decisions over the shares held by Riverwood Capital III are made by a majority vote of Riverwood Capital GP III Ltd.’s multiple shareholders. No single natural person controls investment or voting decisions with respect to the shares held by Riverwood Capital III. The shareholders and investment committee members of Riverwood Capital GP II Ltd. and Riverwood Capital GP III Ltd. disclaim beneficial ownership of all shares held by Riverwood Capital II and Riverwood Capital III, respectively, for the purposes of Sections 13(d) and 13(g) of the Act. The address for each of the entities referenced above is c/o Riverwood Capital, 70 Willow Road, Suite 100, Menlo Park, California 94025.

(6) Based on a Schedule 13G filed with the SEC on February 11, 2022. Class A Common Stock beneficially owned consists of (i) 901,795 shares of Class A Common Stock held by Level Equity Opportunities Fund 2015, L.P. and up to 6,522,894 shares of Class A Common Stock that may be issued on a one-for-one basis in exchange for OpCo Units held by such entity, (ii) 868,798 shares of Class A Common Stock held by Level Equity Opportunities Fund 2018, L.P. and up to 5,430,421 shares of Class A Common Stock that may be issued on a one-for-one basis in exchange for OpCo Units held by such entity, (iii) 4,553,127 shares of Class A Common Stock held by LEGP II AIV(B), L.P., (iv) 43,661 shares of Class A Common Stock held by LEGP I VCS, LLC and up to 4,693,350 shares of Class A Common Stock that may be issued on a one-for-one basis in exchange for OpCo Units held by such entity, (v) 113,911 shares of Class A Common Stock LEGP II VCS, LLC and up to 12,244,835 shares of Class A Common Stock that may be issued on a one-for-one basis in exchange for OpCo Units held by such entity, and (vi) 43,437 shares of Class A Common Stock held by Level Equity — VCS Investors, LLC and up to 4,669,227 shares of Class A Common Stock that may be issued on a one-for-one basis in exchange for OpCo Units held by such entity. Class B Common Stock beneficially owned consists of shares of Class B Common Stock issued on a one-for- one basis in respect of the OpCo Units referred to in the preceding sentence. The general partner of each of Level Equity Opportunities Fund 2015, L.P. and LEGP II AIV(B), L.P. is Level Equity Partners II (GP), L.P. The general partner of Level Equity Partners II (GP), L.P. is Level Equity Associates II, LLC. The general partner of Level Equity Opportunities Fund 2018, L.P. is Level Equity Partners IV (GP), L.P. The general partner of Level Equity Partners IV (GP), L.P. is Level Equity Associates IV, LLC. The sole member of LEGP I VCS, LLC is Level Equity Growth Partners I, L.P. The general partner of Level Equity Growth Partners I, L.P. is Level Equity Partners (GP), LLC. The managing member of Level Equity Partners (GP), LLC is Level Equity Professionals, L.P. The general partner of Level Equity Professionals, L.P. is Level Equity Associates, LLC. The sole member of LEGP II VCS, LLC is LEGP II AIV(NB), L.P. The general partner of LEGP II AIV(NB), L.P. is Level Equity Partners II (GP), L.P. The general partner of Level Equity Partners II (GP), L.P. is Level Equity Associates II, LLC. The sole manager of Level Equity — VCS Investors, LLC is Level Equity Management, LLC. The managing members of each of Level Equity Associates, LLC, Level Equity Associates II, LLC, Level Equity Associates IV, LLC and Level Equity Management, LLC are Ben Levin and George McCulloch. The address for each of the entities referenced above is c/o 140 East 45th Floor, New York, New York 10017.

(7) Based on a Schedule 13G filed with the SEC on February 14, 2022. Consists of 1,843,556 shares of Class A Common Stock held by Adams Street 2013 Direct Fund LP (AS 2013), 2,507,566 shares of Class A Common Stock held by Adams Street 2014 Direct Fund LP (AS 2014), 1,924,840 shares of Class A Common Stock held by Adams Street 2015 Direct Venture/ Growth Fund LP (AS 2015), 1,867,125 shares of Class A Common Stock held by Adams Street 2016 Direct Venture/Growth Fund LP (AS 2016), 1,676,971 shares of Class A Common Stock held by Adams Street 2017 Direct Venture/Growth Fund LP (AS 2017), and 6,707,843 shares of Class A Common Stock held by Adams Street Venture/Growth Fund VI LP (ASVG VI). Adams Street Partners, LLC is the managing member of the general partner of the general partner of each of AS 2013, AS 2014, AS 2015, AS 2016, AS 2017 and ASVG VI (collectively, the Funds) and, as a result, may be deemed to beneficially own the shares held by the Funds. Thomas S. Bremner, Jeffrey T. Diehl, Elisha P. Gould, Robin Murray and Fred Wang, each of whom is a partner of Adams Street Partners, LLC (or a subsidiary thereof), may be deemed to have shared voting and investment power over the shares held by the Funds. Adams Street Partners, LLC and Thomas S. Bremner, Jeffrey T. Diehl, Elisha P. Gould, Robin Murray and Fred Wang disclaim beneficial ownership of the shares held by the Funds except to the extent of their pecuniary interest therein. The address for each entity referenced above is 1 North Wacker Drive, Suite 2700, Chicago, IL 60606.

(8) Based on a Schedule 13G filed with the SEC on February 14, 2022. Venture capital funds affiliated with Altos Ventures Management, Inc. hold a total of 18,860,629 shares of Class A Common Stock as follows: Altos Hybrid, L.P. holds 4,192,210 shares; Altos Hybrid BF, LLC holds 607,277 shares; Altos Hybrid BL, LLC holds 607,277 shares; Altos Hybrid D, LLC holds 4,132,359 shares; Altos Hybrid G, LLC holds 585,214 shares; and Altos Hybrid I, LLC holds 2,314,822 shares. The General Partner of each of the preceding funds is Altos Hybrid GP, LLC. Altos Hybrid 2, L.P. holds 1,189,266 shares; Altos Hybrid 2 BF, LLC holds 59,463 shares; Altos Hybrid 2 BL, LLC holds 59,463 shares; Altos Hybrid 2 N, LLC holds 118,815 shares; Altos Hybrid 2 P-FIO, LLC holds 409,802 shares; Altos Hybrid 2 P-M, LLC holds 117,567 shares; Altos Hybrid 2 P-MSF, LLC holds 117,567 shares; and Altos Hybrid 2 V, LLC holds 552,474 shares. The General Partner of each of the immediately preceding funds is Altos Hybrid 2 GP, LLC. In addition, Altos Hybrid 3, L.P. holds 2,999,986 shares; Altos Hybrid 3 B, LLC holds 132,845 shares; Altos Hybrid 3 GS, LLC holds 265,687 shares; Altos Hybrid 3 I, LLC holds 132,845 shares; Altos Hybrid 3 M, LLC holds 132,845 shares; and Altos Hybrid 3 T, LLC holds 132,845 shares. The General Partner of each of the immediately preceding funds is Altos Hybrid 3 GP, LLC. The Managing Members of each of the General Partners are Han J. Kim, Hodong Nam and Anthony P. Lee. The address for each of the entities referenced above is c/o Altos Ventures Management, Inc., 2882 Sand Hill Road, Suite 100, Menlo Park, CA 94025.

(9) Based on a Schedule 13G filed with the SEC on February 10, 2022. Class A Common Stock beneficially owned consists of 605,777 shares of Class A Common Stock held by Mossytree Inc. and up to 65,117,990 shares of Class A Common Stock that may be issued on a one- for-one basis in exchange for OpCo Units held by such entity. Class B Common Stock beneficially owned consists of shares of Class B Common Stock issued on a one-for-one basis in respect of the OpCo Units referred to in the preceding sentence. Eric Breon is the President of Mossytree Inc. The address for Mossytree Inc. is 264 NW Macleay Blvd., Portland, Oregon 97210.

(10) Based on a Schedule 13G filed with the SEC on February 14, 2022. Consists of (a) 10,915,933 shares of Class A Common Stock held by Silverton Partners IV, L.P. (Fund IV), over which it has shared voting and dispositive power, (b) 144,388 shares of Class A Common Stock held by Morgan L. Flager, over which he has sole voting and dispositive power, and (c) 383,439 shares of Class A Common Stock held by Kip McClanahan, over which he has sole voting and dispositive power. The sole general partner of Fund IV is Silverton Partners IV GP, L.P. (GP IV). The sole general partner of GP IV is Silverton Partner IV, L.L.C. (UGP IV). Messrs. Flager and McClanahan are the managing members of UGP IV and share voting and dispositive power over the shares held by Fund IV. The address for each entity referenced above is c/o Silverton Partners, 600 W. 7th Street, Austin, TX 78701.

(11) Based on a Schedule 13G filed with the SEC on February 11, 2022. Class A Common Stock beneficially owned consists of 510,930 shares of Class A Common Stock underlying stock appreciation rights that are currently vested and securities directly held by Mossytree Inc., which Mr. Breon may be deemed to beneficially own. Class B Common Stock beneficially owned consists of securities directly held by Mossytree Inc. See footnote (9) above.

(12) Class A Common Stock beneficially owned consists of shares that may be issued on a one-for-one basis in exchange for OpCo Units (54,392 of which are vested, and 6,799 of which will vest by April 30, 2022). Class B Common Stock beneficially owned includes 6,799 shares issuable upon the vesting of the unvested OpCo Units referred to in the preceding sentence. The OpCo Units and shares of Class B Common Stock described in this footnote are (or, in the case of the Class B Common Stock issuable upon the vesting of unvested OpCo Units, will be) directly held by Vacasa Employee Holdings LLC (Vacasa Employee Holdings). Mr. Cohen holds membership interests in Vacasa Employee Holdings which, following the Lock-up Release Date (and subject to the satisfaction of time-based vesting requirements to which the corresponding OpCo Units are subject), may be exchanged on a one-for-one basis for OpCo Units and a corresponding number of shares of Class B Common Stock.

(13) Class A Common Stock and Class B Common Stock beneficially owned consist of securities directly held by Level Equity Management, which Mr. Levin may be deemed to beneficially own. See footnote (6) above.

(14) Based on a Schedule 13G filed with the SEC on February 11, 2022. Class A Common Stock beneficially owned consists of (i) 1,070,659 shares of Class A Common Stock directly held by Peterson Capital Partners, (ii) 20,000 shares of Class A Common Stock directly held by certain immediate family members of Mr. Peterson, and (iii) 3,801,845 shares of Class A Common Stock directly held by TPG Sponsor which, in each case, Mr. Peterson may be deemed to beneficially own. Does not include any shares of Class A Common Stock that may be issued to TPG Sponsor upon the conversion of our Class G Common Stock held by such entity. Also excludes any shares TPG Sponsor may be deemed to beneficially own solely by reason of the Stockholders Agreement.

(15) Class A Common Stock beneficially owned consists of shares that may be issued on a one-for-one basis in exchange for OpCo Units (398,778 of which are vested, and 6,799 of which will vest by April 30, 2022). Class B Common Stock beneficially owned includes 6,799 shares issuable upon the vesting of the unvested OpCo Units referred to in the preceding sentence. Other than 344,386 OpCo Units and shares of Class B Common Stock directly held by Mr. Terrill, the remaining OpCo Units and shares of Class B Common Stock described in this footnote are (or, in the case of the Class B Common Stock issuable upon the vesting of unvested OpCo Units, will be) directly held by Vacasa Employee Holdings. Mr. Terrill holds membership interests in Vacasa Employee Holdings which, following the Lock-up Release Date (and subject to the satisfaction of the time-based vesting requirements to which the corresponding OpCo Units are subject), may be exchanged on a one-for-one basis for OpCo Units and a corresponding number of shares of Class B Common Stock.

(16) Class A Common Stock beneficially owned consists of 6,499,386 shares that may be issued on a one-for-one basis in exchange for OpCo Units (all of which are veseted), as well as 62,266 shares of Class A Common Stock to be issued upon the settlement of (RSUs) vesting in April 2022. The shares of Class A Common Stock to be issued upon the vesting of the RSUs mentioned in the preceding sentence will be held directly by Mr. Roberts. The OpCo Units and shares of Class B Common Stock described in this footnote are directly held by Vacasa Employee Holdings. Mr. Roberts holds membership interests in Vacasa Employee Holdings which, following the Lock-up Release Date, may be exchanged on a one-for-one basis for OpCo Units and a corresponding number of shares of Class B Common Stock.

(17) Class A Common Stock beneficially owned consists of shares that may be issued on a one-for-one basis in exchange for OpCo Units (0 of which are vested, and 334,856 of which will vest by April 30, 2022). Class B Common Stock beneficially owned consists of the shares issuable upon the vesting of the unvested OpCo Units referred to in the preceding sentence. The OpCo Units described in this footnote are, and the share of Class B Common Stock issuable upon the vesting of unvested OpCo Units will be, directly held by Vacasa Employee Holdings. Ms. Cohen holds membership interests in Vacasa Employee Holdings which, following the Lock-up Release Date (and subject to the satisfaction of the time-based vesting requirements to which the corresponding OpCo Units are subject), may be exchanged on a one-for-one basis for OpCo Units and a corresponding number of shares of Class B Common Stock.

(18) Class A Common Stock beneficially owned consists of shares that may be issued on a one-for-one basis in exchange for OpCo Units (0 of which are vested, and 282,522 of which will vest by April 30, 2022). Class B Common Stock beneficially owned consists of the shares issuable upon the vesting of the unvested OpCo Units referred to in the preceding sentence. The OpCo Units described in this footnote are, and the shares of Class B Common Stock issuable upon the vesting of unvested OpCo Units will be, directly held by Vacasa Employee Holdings. Mr. Smith holds membership interests in Vacasa Employee Holdings which, following the Lock-up Release Date (and subject to the satisfaction of the time-based vesting requirements to which the corresponding OpCo Units are subject), may be exchanged on a one-for-one basis for OpCo Units and a corresponding number of shares of Class B Common Stock.

(19) Class A Common Stock beneficially owned includes (i) 510,930 shares underlying stock appreciation rights that are currently vested, (ii) 62,266 shares underlying RSUs that will vest in April 2022, and (iii) 106,262,249 shares issuable on a one-for-one basis in exchange for OpCo Units (105,631,273 of which are vested, and 630,976 of which will vest by April 30, 2022). Class B Common Stock beneficially owned includes 630,976 shares issuable upon the vesting of the unvested OpCo Units referred to in the preceding sentence.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written related person transaction policy that sets forth policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404(a) of Regulation S-K under the Securities Act of 1933, as amended (the Securities Act), any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is in the ordinary course, on terms comparable to those that could be obtained on terms no less favorable than in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction. It is our policy that no director participate in approval of a related person transaction as to which he or she is a related person or otherwise has an interest.

Senior Secured Convertible Notes

In May 2020, Vacasa Holdings entered into a note purchase agreement with certain existing investors, including certain entities affiliated with Silver Lake, Riverwood Capital and Level Equity Management, pursuant to which we issued $108.1 million in aggregate principal amount of senior secured convertible notes, (the D-1 Convertible Notes). The D-1 Convertible Notes had a maturity date of June 30, 2023 (unless earlier repurchased, redeemed or converted) and accrued (i) cash interest at 3% per annum, payable annually in arrears on the anniversary of the initial closing date, and (ii) PIK interest at 7% per annum, which was capitalized annually on each anniversary of the initial closing date.

The following table summarizes the D-1 Convertible Notes held by entities affiliated with Silver Lake, Riverwood Capital and Level Equity Management, including the initial principal amount thereof; the largest principal amount outstanding thereunder after the issuance date (which excludes accrued any PIK interest); and cash interest payments made by Vacasa Holdings during the year ended December 31, 2021.

	Initial Principal Amount	Largest principal amount outstanding after the issuance date (excluding any accrued PIK interest)	Interest Payments (2)
Entities affiliated with Silver Lake (1)	$70,000,000	$74,891,747	$2,096,463
Entities affiliated with Riverwood Capital (3)	$15,000,000	$16,048,232	449,242
Entities affiliated with Level Equity Management (4)	$13,263,436	$14,190,313	397,233

(1) Joerg Adams and Ryan Bone, members of our Board, are affiliated with Silver Lake.

(2) The cash interest payments shown were made on the D-1 Convertible Notes during the nine months ended September 30, 2021. There were no cash interest payments made on the D-1 Convertible Notes during the year ended December 31, 2020.

(3) Jeffrey Parks, a member of our Board, is affiliated with Riverwood Capital.

(4) Benjamin Levin, a member of our Board, is affiliated with Level Equity Management.

As described elsewhere in in this Annual Report on Form 10-K, in connection with the Closing, the D-1 Convertible Notes converted into Series D-1 preferred units of Vacasa Holdings which, after giving effect to the Vacasa Holdings Recapitalization, resulted in the issuance of 19,270,191 OpCo Units to entities affiliated with Silver Lake, 5,675,337 OpCo Units to entities affiliated with Riverwood Capital, and 6,926,292 OpCo Units to entities affiliated with Level Equity Management.

Common Unit Warrants

In December 2015, Vacasa LLC (predecessor to Vacasa Holdings) issued warrants to purchase an aggregate of up to 58,236 common units to certain entities affiliated with Level Equity Management, which warrants subsequently became exercisable for an aggregate of up to 5,430,000 Class B common units of Vacasa Holdings. The warrants had an exercise price of $0.0001 per unit and were exercisable at any time, in whole or in part, prior to 5:00 p.m. Pacific time on December 31, 2025; provided that if such warrants were not exercised prior to such time, or prior to the closing of a deemed liquidation event or initial public offering, such warrants would be deemed to have been automatically net exercised immediately prior to such time in accordance with their terms. The warrants were net exercised immediately prior to the Closing in accordance with their terms.

Other Transactions

Over the last several years, Vacasa Holdings has entered into homeowner agreements with Eric Breon, a member of our Board, to manage certain vacation rental properties owned by Mr. Breon. The aggregate rental income earned by Mr. Breon pursuant to these agreements was $1.7 million for the year ended December 31, 2021.

Stockholders Agreement

Upon consummation of the Business Combination, we entered into the Stockholders Agreement with certain entities affiliated with Silver Lake, Riverwood Capital, Level Equity Management and Eric Breon. Pursuant to the Stockholders Agreement, the Board appointed at the Closing was to be comprised of ten members, divided into three classes, comprised of two directors designated by the Silver Lake Stockholder, one director designated by the Riverwood Stockholder, one director designated by the Level Equity Stockholder, one director designated by the TPG Stockholder, one director designated by the EB Stockholder, one director, Matthew Roberts, the chief executive officer of Vacasa Holdings, and three independent directors, one of which met additional diversity standards. The Silver Lake Stockholder will continue to have the right to designate two directors as long as it and its affiliates beneficially own at least 40% of the economic shares of Vacasa, Inc., and certain limited liability company interests in Vacasa Holdings (collectively, the “Shares”) owned by the Silver Lake Stockholder immediately following the Closing, calculated in accordance with the terms of the Stockholders Agreement (the Initial Silver Lake Ownership). The Silver Lake Stockholder’s designation rights will be reduced to one director when the Silver Lake Stockholder and its affiliates beneficially own between 20% and 40% of the Initial Silver Lake Ownership.

The Riverwood Stockholder will continue to have the right to designate one director as long as it, and its affiliates, beneficially own at least 20% of the Shares owned by the Riverwood Stockholder immediately following the Closing, calculated in accordance with the terms of the Stockholders Agreement. The Level Equity Stockholder will continue to have the right to designate one director as long as it, and its affiliates, beneficially own at least 20% of the Shares owned by the Level Equity Stockholder immediately following the Closing, calculated in accordance with the terms of the Stockholders Agreement. The TPG Stockholder shall only need its designation right until the first annual meeting of the stockholders at which directors are to be elected. The EB Stockholder will continue to have the right to designate one director as long as (i) it and its affiliates beneficially own at least 20% of the Shares owned by the EB Stockholder immediately following the Closing, calculated in accordance with the terms of the Stockholders Agreement, and (ii) none of such beneficially owned shares are foreclosed upon by any lender. The Stockholders Agreement automatically terminates 18 months after the Closing.

In addition, the Stockholders Agreement provides for certain coordination of sales and distributions for a period of 18 months following the Closing.

Registration Rights Agreement

Upon consummation of the Business Combination, we entered into the Registration Rights Agreement with TPG Sponsor, TPG Pace and certain existing equity holders of Vacasa Holdings (the “Vacasa Holders” and, together with Vacasa, Inc., TPG Sponsor, TPG Pace, the “RRA Parties”). Under the Registration Rights Agreement, we agreed to use commercially reasonable efforts to submit to or file with the SEC within thirty (30) days after the Closing Date a registration statement permitting the offer and resale of our Class A Common Stock held by each RRA Party immediately following the Closing as of the date of the Registration Rights Agreement and that they may acquire thereafter, including upon the exercise, conversion, exchange or redemption of any other security therefor which security is held by such RRA Party immediately following the closing of the Business Combination (the Registrable Securities) and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC upon, or as soon as reasonably practicable following the filing thereof. Shares of our Class G Common Stock that are convertible into shares of our Class A Common Stock upon certain triggering events will not constitute Registrable Securities unless and until such shares have converted into shares of our Class A Common Stock. Vacasa, Inc. will also provide certain RRA Parties with certain customary demand registration rights, subject to the lock-up restrictions set forth in the Registration Rights Agreement. Under the Registration Rights Agreement, the RRA Parties will also have “piggyback” registration rights that allow them to include their Registrable Securities in certain registrations initiated by us. Subject to customary exceptions, RRA Parties will also have the right to request one or more underwritten offerings of Registrable Securities if the total offering price of the shares to be sold in such offering (before deduction of underwriting discounts) is reasonably expected to exceed, in the aggregate, $75,000,000. If the sale of registered securities under a registration statement would require disclosure of certain material information not otherwise required to be disclosed, we may postpone the effectiveness of the applicable registration statement or require the suspension of sales thereunder.

Tax Receivable Agreement

Upon the consummation of the Business Combination, TPG Pace merged with and into Vacasa, Inc. with Vacasa, Inc. surviving the merger. Thereafter, through a series of separate merger transactions, the Blockers merged with and into Vacasa, Inc., with Vacasa, Inc. ultimately surviving such merger transactions, and as a result, Vacasa, Inc. owns the interests in OpCo previously owned by the Blockers and acquired tax attributes of the Blockers. The OpCo Unitholders (other than Vacasa, Inc.) may cause their OpCo Units to be redeemed for shares of our Class A Common Stock or cash, as applicable, pursuant to the Redemption Rights following the Business Combination. In addition, we may acquire OpCo Units for Class A Common Stock or cash from certain OpCo Unitholders in connection with the Business Combination.

OpCo intends to make for itself (and for each of its direct or indirect subsidiaries it controls that is treated as a partnership for U.S. federal income tax purposes) an election under Section 754 of the Code that will be effective for the taxable year of the Business Combination and each taxable year in which a redemption of OpCo Units pursuant to the Redemption Rights occurs. Pursuant to the Section 754 election, the acquisition (or deemed acquisition for U.S. federal income tax purposes) of OpCo Units by us in connection with the Business Combination or pursuant to the Redemption Rights is expected to result in adjustments to the tax basis of the tangible and intangible assets of OpCo and its subsidiaries, and these adjustments will be allocated solely to us. Such adjustments to the tax basis of the tangible and intangible assets of OpCo and its subsidiaries would not have been available to us absent our acquisition or deemed acquisition of OpCo Units pursuant to the Business Combination or the exercise of the Redemption Rights. The anticipated basis adjustments that are allocable to us are expected to increase (for U.S. federal income tax purposes) our depreciation and amortization deductions and may also decrease our gains (or increase our losses) on future dispositions of certain assets to the extent the increase in tax basis is allocated to those assets. Such increased deductions and losses and reduced gains and the tax attributes acquired from the Blockers may reduce the amount of tax that we would otherwise be required to pay in the future.

Concurrently with the Closing of the Business Combination, we entered into a Tax Receivable Agreement (the Tax Receivable Agreement) with the TRA Parties. The Tax Receivable Agreement generally provides for the payment by us to the TRA Parties of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are considered to have realized applying certain assumptions set forth in the Tax Receivable Agreement) in periods after the Business Combination as a result of: (i) existing tax basis of the assets of Vacasa Holdings prior to the Business Combination; (ii)certain increases in tax basis that occur as a result of (A) the Business Combination or (B) exercises of the Redemption Rights set forth in the OpCo LLC Agreement; (iii) additional basis arising from any payments under the Tax Receivable Agreement; (iv) certain tax attributes of the Blockers acquired in the Business Combination, and (v) tax benefits related to imputed interest deemed to be paid by us as a result of any payments that it makes under the Tax Receivable Agreement. The rights of the TRA Parties (including the right to receive payments) under the Tax Receivable Agreement are generally transferable by the TRA Parties as long as the transferee of such rights has executed and delivered, or, in connection with such transfer, executes and delivers, a joinder to the Tax Receivable Agreement.

The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of OpCo, and we expect that the payments it will be required to make under the Tax Receivable Agreement will be substantial. Estimating the amount and timing of our realization of tax benefits subject to the Tax Receivable Agreement is by its nature imprecise. The actual increases in tax basis covered by the Tax Receivable Agreement, the amount and timing of our ability to use any tax attributes covered by the Tax Receivable Agreement are dependent upon significant future events, including but not limited to the timing of the redemptions of OpCo Units, the price of our Class A Common Stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of tax basis associated with the OpCo Units of the redeeming holder at the time of the relevant redemption, the depreciation and amortization periods that apply to the tax basis covered by the Tax Receivable Agreement, the amount, character, and timing of taxable income we generate in the future, the timing and amount of any earlier payments that we may have made under the Tax Receivable Agreement, the U.S. federal income tax rate then applicable to us, and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. Accordingly, estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is also by its nature imprecise. For purposes of the Tax Receivable Agreement, net cash savings in tax generally will be calculated by comparing our actual tax liability (determined using certain assumptions set forth in the Tax Receivable Agreement) to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement.

A delay in the timing of redemptions of OpCo Units, holding other assumptions constant, would be expected to decrease the discounted value of the amounts payable under the Tax Receivable Agreement as the benefit of the depreciation and amortization deductions would be delayed and the estimated increase in tax basis could be reduced as a result of allocations of OpCo’s taxable income to the redeeming OpCo Unitholder prior to the redemption. Stock price increases or decreases at the time of each redemption of OpCo Units would be expected to result in a corresponding increase or decrease in the undiscounted amounts payable under the Tax Receivable Agreement in an amount equal to 85% of the tax-effected change in price. Increases in the applicable corporate income tax rate and estimated applicable state and local income tax rates would be expected to result in a corresponding increase in the undiscounted amounts payable under the Tax Receivable Agreement as a result of the corresponding increase in the expected net cash savings.

The amounts payable under the Tax Receivable Agreement are dependent upon us having sufficient future taxable income to utilize the tax benefits on which it is required to make payments under the Tax Receivable Agreement. If our projected taxable income is significantly reduced, the expected payments would be reduced to the extent such tax benefits do not result in a reduction of our future income tax liabilities.

There may be a negative impact on our liquidity if, as a result of timing discrepancies, acceleration upon a change of control (as defined in the Tax Receivable Agreement) or early termination, or otherwise, (i) the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or (ii) distributions to us by OpCo are not sufficient to permit us to make payments under the Tax Receivable Agreement after it has paid its taxes and other obligations. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control that could be in the best interests of holders of Class A Common Stock or reducing the consideration paid in any such transaction to holders of Class A Common Stock. There can be no assurance that we will be able to meet our obligations under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement will not be conditioned upon a holder of rights under the Tax Receivable Agreement having a continued ownership interest in either OpCo or Vacasa, Inc.

In addition, although we are not aware of any issue that would cause the IRS or other relevant tax authorities to challenge potential tax basis increases or other tax benefits covered under the Tax Receivable Agreement, the applicable TRA Parties will not reimburse Vacasa, Inc. for any payments previously made under the Tax Receivable Agreement if such basis increases or other benefits are subsequently disallowed. As a result, in such circumstances, we could make payments that are greater than our actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect our liquidity. Payments generally will be made under the Tax Receivable Agreement as we realize tax savings in periods after consummation of the Business Combination from the tax benefits covered by the Tax Receivable Agreement (determined in accordance with the principles set forth in the Tax Receivable Agreement). However, if the Tax Receivable Agreement terminates early (at our election or due to other circumstances, including our breach of a material obligation thereunder or certain changes of control), we would be required to make an immediate payment to each TRA Party equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (based upon certain valuation assumptions and deemed events set forth in the Tax Receivable Agreement (described below)) and determined by (A) applying a discount rate equal to the lesser of (i) 6.5% and (ii) LIBOR (or a replacement rate, if applicable) plus 150 basis points, (B) increased by any future payments agreed to by us and the Representative (as defined in the Tax Receivable Agreement) that is due and payable with respect to such TRA Party, (C) increased by any future payments due and payable with respect to such TRA Party for a taxable year ending prior to the early termination date, and (D) (without duplication) any interest accruing on the amounts in clause through (C).

With respect to an early termination payment, the calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including that (i) we have sufficient income to fully utilize the tax attributes covered by the Tax Receivable Agreement, (ii) the applicable tax rates will be those specified by law as in effect as of the termination date, (iii) non-amortizable assets that have not previously been disposed of will be disposed of in a fully taxable transaction on the fifth anniversary of the early termination (as set forth in the Tax Receivable Agreement), and any OpCo Units (other than those held by us) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the early termination payment relates.

The Tax Receivable Agreement provides that in the event that we breach any of our material obligations thereunder (whether as a result of failure to make any payment within three months of the date when due, as a result of the failure to honor any other material obligation required under the Tax Receivable Agreement or by operation of law as a result of the rejection of the Tax Receivable Agreement in a case commenced under the U.S. Bankruptcy Code or otherwise and we fail to cure such breach within twenty business days of being notified of such breach) all of our obligations under the Tax Receivable Agreement with respect to the TRA Parties shall be accelerated.

Payments generally are due under the Tax Receivable Agreement within five business days following the finalization of the schedule with respect to which the payment obligation is calculated. However, interest on such payments will generally begin to accrue from the due date (without extensions) of our U.S. federal income tax return for the period to which such payments relate until such payment due date at a rate equal to LIBOR (or a replacement rate, if applicable) plus 100 basis points. Other than in connection with accelerated payments, in the event that we fail to make a payment when due under the Tax Receivable Agreement, such failure is not considered to be a breach of a material obligation under the Tax Receivable Agreement if we fail to make such payment when due to the extent that we have insufficient funds to make such payment, provided that we have used commercially reasonable efforts to obtain such funds. In such case, interest will accrue from the due date for such payment until the payment date at a rate of LIBOR (or a replacement rate, if applicable) plus 500 basis points. However, interest will accrue from the due date for such payment until the payment date at a rate of LIBOR (or a replacement rate, if applicable) plus 100 basis points if we are unable to make such payment as a result of limitations imposed by certain senior obligations. We have no present intention to defer payments under the Tax Receivable Agreement.

The Tax Receivable Agreement generally may be amended if approved in writing by us and the TRA Parties who would be entitled to receive at least 50% of the total amount of the early termination payments payable to all TRA Parties under the Tax Receivable Agreement (assuming all equity interests in OpCo that have Redemption Rights are redeemed and exchanged for shares of our Class A Common Stock at the time and using the valuation assumptions described above). To the extent an amendment would disproportionately affect payments made to certain holders of rights under the Tax Receivable Agreement, such amendment would require the written consent such TRA Parties who would be entitled to receive at least 50% of the total amount of the early termination payments payable to all TRA Parties disproportionately affected (assuming all equity interests in OpCo that have redemption rights are redeemed and exchanged for shares of our Class A Common Stock at the time and using the valuation assumptions described above). Additionally, no provision under the Tax Receivable Agreement may be amended in such a manner that would disproportionately affect any TRA Party without the consent of the Representative (as defined in the Tax Receivable Agreement), and no provision of the Tax Receivable Agreement may be amended in a manner that would disproportionately affect any Exchange TRA Party (as defined in the Tax Receivable Agreement) or Reorganization TRA Party (as defined in the Tax Receivable Agreement) as compared to other Exchange TRA Parties or Reorganization TRA Parties, respectively, without the consent of such affected party, as applicable.

Because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of OpCo to make distributions to us in an amount sufficient to cover our obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of OpCo’s subsidiaries to make distributions to us. The ability of OpCo, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and restrictions in relevant credit agreements or debt instruments issued by OpCo or its subsidiaries and/other entities in which it directly or indirectly holds an equity interest. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will accrue interest until paid (as described above).

Forward Purchase Agreements

Concurrently with the execution of the Business Combination Agreement, TPG Pace and Vacasa, Inc. entered into Amended and Restated Forward Purchase Agreements (the Forward Purchase Agreements) pursuant to which, among other things, Vacasa, Inc. agreed to issue to (i) certain third parties an aggregate of 10,273,688 shares of Class A Common Stock at a price of $9.50 per share, for gross proceeds of approximately $97,600,000, and (ii) TPG Holdings, an affiliate of TPG Global, an aggregate of 2,490,000 shares of Class A Common Stock at a price of $10.00 per share, for gross proceeds of approximately $24,900,000. In connection with the closing of the Business Combination, in accordance with the terms of the Forward Purchase Agreements, TPG Holdings assigned its obligations under such agreement with respect to an aggregate of 2,016,000 shares of Class A Common Stock to certain affiliates and other investors. The transactions contemplated by the Forward Purchase Agreements closed substantially concurrently with the closing of the Business Combination.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers and expect to do so in the future for any new executive officers and directors.
Director Independence

Our board of directors has determined that, of our ten directors serving as of March 18, 2021, other than Mr. Roberts, our Chief Executive Officer, and Mr. Breon, our former Chief Executive Officer, none has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each qualifies as “independent” as that term is defined under the applicable Nasdaq rules.

PART IV
Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Boise, Idaho, Auditor PCAOB Firm ID: 185.

The following table summarizes the fees of KPMG LLP related to each of the last two fiscal years (in thousands):

	Year Ended December 31,

Fee Category	2021	2020
Audit Fees (1)	$2,247	$1,305
Audit-Related Fees	—	—
Tax Fees (2)	550	903
All Other Fees	—	—
Total Fees	$2,797	$2,208

(1) Consists of fees incurred for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements, issuances of consents and similar matters. This category also includes fees for services incurred in connection with our Reverse Recapitalization and nonrecurring transactions.

(2) Consists of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, including assistance with tax compliance reporting requirements and taxing authority audits, value-added tax compliance, and mergers and acquisitions tax compliance. These services also include tax advice and tax planning on international, federal and state tax matters.

Pre-Approval Policies and Procedures

The formal written charter for our audit committee requires that the audit committee pre-approve all audit services to be provided to us, whether provided by our principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by our independent registered public accounting firm, other than de minimis non-audit services approved in accordance with applicable SEC rules.

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by our independent registered public accounting firm may be pre-approved. The Pre-Approval Policy generally provides that the audit committee will not engage an independent registered public accounting firm to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee (specific pre-approval) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (general pre-approval). Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the audit committee or by a designated member of the audit committee to whom the committee has delegated the authority to grant pre-approvals. Any member of the audit committee to whom the committee delegates authority to make pre-approval decisions must report any such pre-approval decisions to the audit committee at its next scheduled meeting. If circumstances arise where it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories or above the pre-approved amounts, the audit committee requires pre-approval for such additional services or such additional amounts. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the audit committee will consider whether such services are consistent with the SEC’s rules on auditor independence.

On an annual basis, the audit committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by our independent registered accounting firm without first obtaining specific pre-approval from the audit committee. The audit committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

The above-described services provided to us by KPMG LLP prior to our becoming a public company were provided under engagements entered into prior to our adoption of our pre-approval policies and, following our IPO, in accordance with such policies.

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements and Schedule” under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.

(3) Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are herein incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File Number	Date	Exhibit	Filed/Furnished Herewith
2.1	Business Combination Agreement, dated as of July 28, 2021, by and among TPG Pace, TK Newco, the Blockers, Vacasa, Inc., Vacasa Holdings, and certain other parties named therein.	S-4	333-258739	08/12/21	2.1
2.2	Contribution Agreement, dated as of March 7, 2021, by and among TurnKey Vacation Rentals, Inc. and Vacasa Holdings LLC.	S-4	333-258739	08/12/21	2.2
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41130	12/09/21	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41130	12/09/21	3.2
4.1	Specimen Class A Common Stock Certificate of Vacasa, Inc.	S-4/A	333-258739	10/22/21	4.1
4.2	Description of Securities					*
10.1	Stockholders Agreement.	8-K	001-41130	12/09/21	10.1
10.2	Registration Rights Agreement.	8-K	001-41130	12/09/21	10.2
10.3	Tax Receivable Agreement.	8-K	001-41130	12/09/21	10.3
10.4	Fourth Amended and Restated Limited Liability Company Agreement of Vacasa Holdings LLC.	8-K	001-41130	12/09/21	10.4
10.5	Form of Indemnification Agreement.	S-4/A	333-258739	10/22/21	10.24
10.6	Amendment No. 1, dated December 8, 2021, to the Revolving Credit Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank.	8-K	001-41130	12/09/21	10.6

10.7	Collateral Agreement, dated as of December 6, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the other grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent.	8-K	001-41130	12/09/21	10.7
10.8#	Vacasa, Inc. Non-Employee Director Compensation Program.	8-K	001-41130	12/09/21	10.8
10.9#	Vacasa, Inc. 2021 Incentive Award Plan.	S-8	333-261693	12/16/21	99.3
10.10#	Form of Option Award Agreement under Vacasa, Inc. 2021 Incentive Award Plan.	S-1	333-261922	12/28/21	10.9.1
10.11#	Form of Restricted Stock Unit Award Agreement under Vacasa, Inc. 2021 Incentive Award Plan.	S-1	333-261922	12/28/21	10.9.2
10.12#	Vacasa, Inc. 2021 Nonqualified Employee Stock Purchase Plan.	S-8	333-261693	12/16/21	99.4
10.13#	TurnKey Vacations, Inc. 2014 Equity Incentive Plan, as amended.	S-8	333-261693	12/16/21	99.1
10.14#	2016 Equity Compensation Incentive Plan of Vacasa Holdings.	S-8	333-261693	12/16/21	99.2
10.15#	Offer Letter, dated July 24, 2021, between Vacasa LLC and Matthew Roberts.	S-4/A	333-258739	10/22/21	10.12#
10.16#	Change in Control and Retention Agreement, dated July 26, 2021, between Vacasa LLC and Matthew Roberts.	S-4/A	333-258739	10/22/21	10.13#
10.17#	Offer Letter, dated October 28, 2021, between Vacasa, Inc. and Barbara Messing.	S-4/A	333-258739	10/22/21	10.25
10.18#	Offer Letter, dated December 8, 2020, between Vacasa LLC and Jamie Cohen.					*
10.19#	Change in Control and Retention Agreement, dated March 1, 2021, between Vacasa LLC and Jamie Cohen.					*
10.20#	Offer Letter, date April 6, 2021, between Vacasa LLC and Craig Smith.					*
10.21#^	Change in Control and Retention Agreement, dated April 12, 2021, between Vacasa LLC and Craig Smith.					*
10.22#^	Consulting Agreement, dated February 11, 2021, between Vacasa LLC and Craig Smith.					*
10.23#	Executive Incentive Compensation Plan.					*

10.24	Note Purchase Agreement, dated as of May 21, 2020, by and among Vacasa Holdings LLC, the purchasers party thereto and Wilmington Savings Fund Society, FSB, as the Administrative Agent and Collateral Agent, as amended.	S-4/A	333-258739	10/22/21	10.17
10.25	Guarantee and Collateral Agreement, dated as of May 21, 2020, by and among Vacasa Holdings LLC, the other Note Parties identified therein, and Wilmington Savings Fund Society, FSB, as Collateral Agent.	S-4/A	333-258739	10/22/21	10.18
10.26	Revolving Credit Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank.	S-4/A	333-258739	10/22/21	10.19
10.27	Amendment No. 1, dated as of December 8, 2021, to the Revolving Credit Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank.	8-K	001-41130	12/09/21	10.6
10.28	Guarantee Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the subsidiary guarantors identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	S-4/A	333-258739	10/22/21	10.20
10.29	Collateral Agreement, dated as of December 6, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the other grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent.	8-K	001-41130	12/09/21	10.7
21.1	List of Subsidiaries of Vacasa, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
^	Certain portions of this exhibit (indicated by “[***]”) have been omitted as we have determined the omitted information is (i) not material and (ii) the type of information that the we both customarily and actually treat as private and confidential.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vacasa, Inc.
By:	/s/ Matthew Roberts
Matthew Roberts
Chief Executive Officer
Date:	March 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2022, by the following persons on behalf of the Company and in the capacities indicated.

Name and Signature	Title	Date

/s/ Matthew Roberts	Chief Executive Officer and Director	March 18, 2022
Matthew Roberts	(Principal Executive Officer)

/s/ Jamie Cohen	Chief Financial Officer	March 18, 2022
Jamie Cohen	(Principal Financial and Accounting Officer)

/s/ Joerg Adams	Director	March 18, 2022
Joerg Adams

/s/ Ryan Bone	Director	March 18, 2022
Ryan Bone

/s/ Eric Breon	Director	March 18, 2022
Eric Breon

/s/ Chad Cohen	Director	March 18, 2022
Chad Cohen

/s/ Benjamin Levin	Director	March 18, 2022
Benjamin Levin

/s/ Barbara Messing	Director	March 18, 2022
Barbara Messing

/s/ Jeffrey Parks	Chairman of the Board of Directors	March 18, 2022
Jeffrey Parks

/s/ Karl Peterson	Director	March 18, 2022
Karl Peterson

/s/ Chris Terrill	Director	March 18, 2022
Chris Terrill