Form 10-Q
period 2022-03-31
Vacasa, Inc.
filed 2022-05-12
CIK 1874944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to ________
Commission File Number: 001-41130

Vacasa, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware (State or other jurisdiction of incorporation or organization)	87-1995316 (I.R.S. Employer Identification No.)

850 NW 13th Avenue
Portland, OR 97209
(Address of Principal Executive Office)(Zip Code)
(503) 345-9399
(Registrant's telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
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

As of May 9, 2022, 214,858,272 shares of the registrant's Class A Common Stock were outstanding, 214,194,565 shares of the registrant's Class B Common Stock were outstanding, and 6,333,333 shares of the registrant's Class G Common Stock were outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our results of operations, financial position, growth strategy, seasonality, business strategy, policies, and approach, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would”, or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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
•our ability to make required payments under our credit agreement and to comply with the various requirements of our indebtedness;
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
•our ability to successfully acquire and integrate companies and assets;
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
•our ability to maintain, protect, and enhance our intellectual property; and

•those risks, uncertainties and assumptions described in Part I, Item 1A. "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (2021 Annual Report), in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" of this Quarterly Report, and in our subsequent filings with the Securities and Exchange Commission.

Some of these risks and uncertainties may in the future be amplified by the COVID-19 pandemic and there may be additional risks that we consider immaterial or which are unknown. Moreover, we operate in a very competitive and rapidly changing environment. It is not possible to predict or identify all such risks.

The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements and our actual future results, levels of activity, performance, and achievements may be materially different from what we expect.

These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of any new information, future events, or otherwise.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

Vacasa, Inc.
Condensed Consolidated Statements of Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of March 31,	As of December, 31

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$354,767	$353,842
Restricted cash	279,478	165,294
Accounts receivable, net	44,901	48,989
Prepaid expenses and other current assets	27,375	19,325
Total current assets	706,521	587,450
Property and equipment, net	68,709	67,186
Intangible assets, net	207,576	216,499
Goodwill	777,620	754,506
Other long-term assets	46,134	11,269
Total assets	$1,806,560	$1,636,910
Liabilities, Temporary Equity, and Equity (Deficit)
Current liabilities:
Accounts payable	$44,466	$34,786
Funds payable to owners	325,110	214,301
Hospitality and sales taxes payable	69,285	46,958
Deferred revenue	162,401	107,252
Future stay credits	10,393	30,995
Accrued expenses and other current liabilities	91,231	71,833
Total current liabilities	702,886	506,125
Long-term debt, net of current portion	250	512
Other long-term liabilities	129,137	112,123
Total liabilities	$832,273	$618,760
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	1,766,459	1,770,096
Equity (Deficit):
Class A Common Stock, par value $0.00001, 1,000,000,000 shares authorized; 214,803,880 and 214,793,795 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	21	21
Class B Common Stock, par value $0.00001, 498,330,079 shares authorized; 213,598,566 and 212,751,977 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	21	21
Additional paid-in capital	—	—
Accumulated deficit	(792,368)	(751,929)
Accumulated other comprehensive income (loss)	154	(59)
Total deficit	(792,172)	(751,946)
Total liabilities, temporary equity, and equity (deficit)	$1,806,560	$1,636,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2022	2021
Revenue	$247,260	$129,418
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	121,759	75,626
Operations and support	59,301	30,336
Technology and development	17,565	7,496
Sales and marketing	59,657	25,540
General and administrative	23,201	21,423
Depreciation	4,919	4,065
Amortization of intangible assets	16,263	4,725
Total operating costs and expenses	302,665	169,211
Loss from operations	(55,405)	(39,793)
Interest income	38	13
Interest expense	(610)	(2,831)
Other income (expense), net	842	(6,721)
Loss before income taxes	(55,135)	(49,332)
Income tax benefit (expense)	(803)	39
Net loss	$(55,938)	$(49,293)
Loss attributable to remeasurement of redeemable convertible preferred units	—	(426,101)
Net loss including remeasurement of redeemable convertible preferred units	(55,938)	(475,394)
Less: Net loss including remeasurement of redeemable convertible preferred units prior to Reverse Recapitalization	—	(475,394)
Less: Net loss attributable to redeemable noncontrolling interests	(27,856)	—
Net loss attributable to Class A Common Stockholders	$(28,082)	$—
Net loss per share of Class A Common Stock(1):
Basic and diluted	$(0.13)	N/A
Weighted-average shares of Class A Common Stock outstanding(1):
Basic and diluted	214,940	N/A

Net loss	$(55,938)	$(49,293)
Foreign currency translation adjustments	424	(305)
Total comprehensive loss	$(55,514)	$(49,598)
Less: Comprehensive loss prior to Reverse Recapitalization	—	(49,598)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(27,645)	—
Total comprehensive loss attributable to Class A Common Stockholders	$(27,869)	$—

(1) Basic and diluted net loss per share of Class A Common Stock is applicable only for periods subsequent to December 6, 2021, which is the date of the Reverse Recapitalization (as defined in Note 1, Description of Business). See also Note 14, Net Loss Per Share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2022	2021
Cash from operating activities:
Net loss	$(55,938)	$(49,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Credit loss expense	859	1,946
Depreciation	4,919	4,065
Amortization of intangible assets	16,263	4,725
Future stay credit breakage	(15,044)	—
Reduction in the carrying amount of right-of-use assets	3,064	—
Deferred income taxes	601	(225)
Other gains and losses	510	(476)
Fair value adjustment on derivative liabilities	(802)	6,638
Non-cash interest expense	54	1,928
Equity-based compensation expense	11,630	843
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	13,491	(4,919)
Prepaid expenses and other assets	(10,049)	(4,714)
Accounts payable	9,876	13,212
Funds payable to owners	103,325	89,785
Hospitality and sales taxes payable	20,841	19,339
Deferred revenue and future stay credits	36,939	57,874
Operating lease obligations	(1,393)	—
Accrued expenses and other liabilities	3,342	3,382
Net cash provided by operating activities	142,488	144,110
Cash from investing activities:
Purchases of property and equipment	(4,013)	(626)
Cash paid for internally developed software	(2,207)	(1,005)
Cash paid for business combinations, net of cash and restricted cash acquired	(13,314)	(3,965)
Net cash used in investing activities	(19,534)	(5,596)
Cash from financing activities:
Payments of Reverse Recapitalization costs	(459)	—
Cash paid for business combinations	(7,251)	(4,046)
Payments of long-term debt	(125)	—
Proceeds from exercise of stock options	4	—
Other financing activities	(162)	(30)
Net cash used in financing activities	(7,993)	(4,076)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	148	(19)
Net increase in cash, cash equivalents and restricted cash	115,109	134,419
Cash, cash equivalents and restricted cash, beginning of period	519,136	291,012
Cash, cash equivalents and restricted cash, end of period	$634,245	$425,431

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$19	$31
Cash paid for interest	224	177

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$354,767	$290,282
Restricted cash	279,478	135,149
Total cash, cash equivalents and restricted cash	$634,245	$425,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands, except share and unit data)
(unaudited)

	Redeemable Non-controlling Interests	Redeemable Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2021	$1,770,096	—	$—	—	$—	214,793,795	$21	212,751,977	$21	$—	$(751,929)	$(59)	$(751,946)
Vesting of employee equity units	992							846,589		(992)			(992)
Exercise of stock options	(12)					10,085				33			33
Equity-based compensation	1,616									10,014			10,014
Foreign currency translation adjustments	211											213	213
Net loss	(27,856)										(28,082)		(28,082)
Adjustment of redeemable noncontrolling interest to redemption amount	21,412									(9,055)	(12,357)		(21,412)
Balance as of March 31, 2022	$1,766,459	—	$—	—	$—	214,803,880	$21	213,598,566	$21	$—	$(792,368)	$154	$(792,172)

Balance as of December 31, 2020	$—	267,688,054	$771,979	176,824,152	$—	—	$—	—	$—	$—	$(577,091)	$241	$(576,850)
Equity-based compensation										$843			$843
Exercise of equity-based options				65,000						$65			$65
Remeasurement of redeemable convertible preferred units			$426,101							$(908)	$(425,193)		$(426,101)
Foreign currency translation adjustments												$(305)	$(305)
Net Loss											$(49,293)		$(49,293)
Balance as of March 31, 2021	$—	267,688,054	$1,198,080	176,889,152	$—	—	$—	—	$—	$—	$(1,051,577)	$(64)	$(1,051,641)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Description of Business

Vacasa, Inc. and its subsidiaries (the Company) operate a vertically-integrated vacation rental platform. Homeowners utilize the Company’s technology and services to realize income from their rental assets. Guests from around the world utilize the Company’s technology and services to search and book Vacasa-listed properties in destinations throughout North America, Belize, and Costa Rica. The Company collects nightly rent on behalf of homeowners and earns the majority of its revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through the Company’s website or app or through its distribution partners. The Company conducts its business through Vacasa Holdings LLC (Vacasa Holdings or OpCo) and its subsidiaries. The Company is headquartered in Portland, Oregon.

Vacasa, Inc. was incorporated on July 1, 2021, under the laws of the state of Delaware for the purpose of consummating the business combination (the Business Combination) contemplated by that certain business combination agreement, dated as of July 28, 2021 (as amended, the "Business Combination Agreement"), by and among TPG Pace Solutions Corp., a Cayman Islands exempted company (TPG Pace), Vacasa Holdings, Turnkey Vacations, Inc. (TK Newco), certain Vacasa Holdings equity holders (together with TK Newco, the “Blockers”), the Company, and certain other parties. On December 6, 2021, the Company consummated the Business Combination, pursuant to which, among other things, TPG Pace merged with and into the Company, the separate corporate existence of TPG Pace ceased, and the Company became the surviving corporation. The Business Combination was accounted for as a reverse recapitalization (the Reverse Recapitalization) in accordance with U.S. GAAP. Under this method of accounting, Vacasa, Inc. has been treated as the “acquired” company for financial reporting purposes, with Vacasa Holdings considered to be the accounting acquirer. For more details, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (2021 Annual Report).

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. The financial information as of December 31, 2021 contained in this Quarterly Report is derived from the audited consolidated financial statements and notes included in the Company's 2021 Annual Report, which should be read in conjunction with these condensed consolidated financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year.

As of March 31, 2022, the Company holds 214,803,880 units of Vacasa Holdings (OpCo Units), which represents a 50.1% ownership interest. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through redeemable noncontrolling interests in the consolidated balance sheets and net loss attributable to redeemable noncontrolling interests in the condensed consolidated statements of operations. The consolidated financial statements of Vacasa Holdings and its subsidiaries have been determined to be the predecessor for accounting and reporting purposes of the period prior to the Reverse Recapitalization.

Following the consummation of the Business Combination, the Company is an “emerging growth company” (EGC), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), which permits the Company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As of January 1, 2022, the Company has elected to irrevocably opt out of the extended transition period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment and intangibles assets, allowance for credit losses, valuation of assets acquired and liabilities assumed in business acquisitions and related contingent consideration, valuation of warrants,

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

valuation of Class G Common Stock, valuation of redeemable convertible preferred units, equity-based compensation, and evaluation of recoverability of long-lived assets. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

COVID-19 Impacts

Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) and its variants. While COVID-19 and measures to prevent its spread have impacted the Company in a number of ways, we believe that these impacts on the Company have diminished and will continue to diminish over time. However, the full impact and duration of COVID-19 remains uncertain and will depend on future developments, including the duration and spread of the pandemic, new strains and variants, and related actions taken by federal, state, and local government officials to prevent and manage disease spread and mitigate its economic impact, all of which remain uncertain and unpredictable.

The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. As it relates to the Company, the CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. As of March 31, 2022, and December 31, 2021, the remaining deferral of $3.8 million is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The Canada Emergency Wage Subsidy (CEWS) was announced on March 27, 2020. Under this program, qualifying businesses can receive a subsidy for up to 75% of their employees’ wages, subject to certain limitations. The Company received no wage subsidy from the Canadian government as part of the CEWS for the three months ended March 31, 2022 and $0.4 million for the three months ended March 31, 2021. These subsidies are included in operating costs and expenses in the condensed consolidated statement of operations.

Significant Accounting Policies

Other than the changes discussed below related to equity-based compensation and the adoption of new accounting pronouncements, there were no significant changes to the policies disclosed in Note 2, Significant Accounting Policies of the Company's 2021 Annual Report.

Equity-Based Compensation

The Company measures all equity-based compensation awards based on their estimated fair values on the date of grant. For awards with graded vesting features that contain only service conditions, the Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award. For awards with graded vesting features that contain either market or performance conditions, the Company recognizes compensation expense over the requisite service period for each separately-vesting tranche as though each tranche of the award is, in substance, a separate award. The Company accounts for forfeitures as they occur.

Equity-based compensation awards granted subsequent to the Reverse Recapitalization consist of restricted stock units (RSUs) and performance stock units (PSUs). The fair value of RSUs is measured based on the closing market price of the underlying stock on the date of grant. The fair value of PSUs is based on certain market performance criteria and is measured using a Monte Carlo simulation pricing model.

Equity-based compensation awards granted prior to the Reverse Recapitalization consist of stock appreciation rights (SARs), stock options, and employee equity units. The determination of the grant-date fair value of these awards utilized an option-pricing model that used the value of the Company's equity units on the date of grant, the expected term of the awards, volatility, risk-free interest rate, and discount for lack of marketability. The Company's computation of expected volatility was based on the historical volatility of selected comparable publicly traded companies over a period equal to the expected term of the award. The risk-free interest rate reflected the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant. The value of the Company's equity units was determined by first determining the business enterprise value (BEV) of Vacasa Holdings and then allocating that equity fair value to Vacasa Holdings' redeemable convertible preferred units, common units and common unit equivalents. The BEV was estimated primarily using a market approach, which measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets and comparing a business to a group of its peer companies.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounting Pronouncements Adopted in Fiscal 2022

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which has subsequently been amended by ASUs 2018-01, 2018-10, 2018-11, 2018-20, 2019-01, and 2019-10. The guidance requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The updated guidance became effective for the Company beginning on January 1, 2022. The Company adopted the standard using the method of adoption that allowed the Company to record the cumulative effect of initially applying the guidance at the beginning of the period of adoption. The Company elected certain practical expedients, including not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification for any expired or existing leases, and not reassessing initial direct costs for any existing leases. The Company also elected the practical expedient to not separate lease and non-lease components for all classes of assets. Lastly, the Company elected the short-term lease exception for all classes of assets, and therefore has not applied the recognition requirements for leases of 12 months or less. Upon adoption as of January 1, 2022, the Company recognized operating lease right-of-use assets of $35.1 million and operating lease liabilities of $36.7 million. See Note 8, Leases, for additional information.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments, Credit Losses (Topic 326). This ASU has been subsequently amended by ASUs 2018-19, 2019-04, 2019-05, 2019-11, and 2020-03. Topic 326 replaces the existing incurred loss impairment model with a methodology that incorporates all expected credit loss estimates, resulting in more timely recognition of losses. Under Topic 326, the Company is required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported financial assets. It also requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses. The Company adopted Topic 326 on January 1, 2022 on a modified retrospective basis. The adoption did not have a material effect on the Company's consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires acquirers to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired revenue contracts using the recognition and measurement guidance in ASC Topic 606, Revenue from Contracts with Customers (Topic 606). As a result, for deferred revenue acquired in a business combination, the Company will no longer record deferred revenue at fair value and instead will record deferred revenue in accordance with Topic 606. This will generally result in an increase to goodwill and more post-acquisition revenue being recorded. The Company adopted ASU 2021-08 on January 1, 2022, and the new guidance has been applied prospectively to business combinations occurring after this date. The ongoing impact of the new guidance will be fact-dependent on the transactions within its scope.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. Key changes outlined within the new standard include hybrid tax regimes, intra-period tax allocation exception and interim-period accounting for enacted changes in tax law. The Company adopted ASU 2019-12 on January 1, 2022. The adoption did not have a material effect on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

The Company has not identified any recent accounting pronouncements that are expected to have a material impact on the Company's financial position, results of operations, or cash flows.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 - Revenue

Revenue Disaggregation

Revenue is primarily generated from our vacation rental platform in which the Company acts as the exclusive agent on the homeowners’ behalf to facilitate the reservation transaction between guests and owners. Vacation rental platform revenues primarily consist of the integrated agency services that the Company provides under the homeowner contract. Vacation rental platform revenues also include home care solutions provided directly to the homeowner, such as home maintenance and improvement services linen and towel supply programs, supplemental housekeeping services, and other related services.

Other services consist of real estate brokerage and management services to community associations. The purpose of these services is to attract and retain homeowners as customers of the Company’s vacation rental platform.

A disaggregation of the Company’s revenues by nature of the Company’s performance obligations are as follows (in thousands):

	Three Months Ended March 31,

	2022	2021
Vacation rental platform	$236,383	$118,213
Other services	10,877	11,205
Total	$247,260	$129,418

Contract Liability Balances

Contract liability balances on the Company’s condensed consolidated balance sheets consist of deferred revenue for amounts collected in advance of a guest-stay, limited to the amount of the booking to which the Company expects to be entitled as revenue. The Company’s deferred revenue balances exclude funds payable to owners and hospitality and sales taxes payable, as those amounts will not result in revenue recognition. Deferred revenue is recognized into revenue over the period in which a guest completes a stay. Substantially all of the deferred revenue balances at the end of each period are expected to be recognized as revenue within the subsequent 12 months.

Future Stay Credits

In the event a booked reservation made through our website or app is cancelled, the Company may offer a refund or a future stay credit up to the value of the booked reservation. Future stay credits are recognized upon issuance as a liability on our consolidated balance sheets. Revenue from future stay credits are recognized when redeemed by customers, net of the portion of the booking attributable to funds payable to owners and hospitality and sales taxes payable. The Company estimates the portion of future stay credits that will not be redeemed by guests and recognizes these amounts as breakage revenue in proportion to the expected pattern of redemption or upon expiration.

Future stay credits typically expire fifteen months from the date of issue. As part of the Company’s response to the COVID-19 pandemic, certain future stay credits issued during the first three quarters of 2020 were extended from their original expiration, and the first of these future stay credits began to expire during the first quarter of 2022. Prior to the first quarter of 2022, the Company did not recognize breakage revenue associated with future stay credits. The Company determined that any estimate of breakage was fully constrained, primarily due to a lack of historical information to make the estimate since no future stay credits had yet reached their expiration date. For the three months ended March 31, 2022, the Company recognized breakage revenue of $15.0 million, of which $11.1 million related to expirations that occurred during the first quarter of 2022, and $3.9 million related to expected breakage associated with future stay credits expiring in later periods.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below presents the activity of our future stay credit liability balance (in thousands):

Three Months Ended March 31,

2022
Balance as of December 31, 2021	$30,995
Issuances	4,994
Acquired in business combinations	35
Redemptions	(10,591)
Breakage recognized in revenue	(15,044)
Foreign currency fluctuations	4
Balance as of March 31, 2022	$10,393

Costs to Obtain a Contract

The Company capitalizes certain costs it incurs to obtain new homeowner contracts when those costs are expected to be recovered through revenues generated from the contract. Capitalized amounts are amortized on a straight-line basis over the estimated life of the customer through sales and marketing in the condensed consolidated statement of operations. Costs to obtain a contract capitalized as of March 31, 2022 and December 31, 2021 were $15.3 million and $12.0 million, respectively, and were recorded as a component of prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets. The amount of amortization recorded for the three months ended March 31, 2022 and 2021 was $1.3 million and $0.9 million, respectively.

Allowance for Credit Losses

As of March 31, 2022 and December 31, 2021, the Company’s allowance for credit losses related to accounts receivable was $11.6 million and $11.6 million, respectively. For three months ended March 31, 2022 and 2021, the Company recognized credit loss expense of $0.9 million and $1.9 million, respectively, which were recorded as a component of general and administrative expense in the condensed consolidated statements of operations.

Note 4 – Acquisitions

The Company’s growth strategy includes expanding the number of vacation rental properties on its platform through individual additions, portfolio transactions, and strategic acquisitions. While the Company onboards individual vacation rental properties through its direct sales team, the Company engages in portfolio transactions and strategic acquisitions to onboard multiple homes in a single transaction. Portfolio and strategic acquisitions are generally accounted for as business combinations. The goodwill resulting from portfolio transactions and strategic acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with the Company's existing operations, as well as from benefits derived from gaining the related assembled workforce.

Three Months Ended March 31, 2022

During the three months ended March 31, 2022, the Company completed seven separate portfolio transactions, accounted for as business combinations, for total consideration of $18.9 million, comprised of $13.0 million cash paid, net of cash acquired, $1.8 million of contingent consideration, and $4.1 million of deferred payments to sellers. The fair value of the contingent consideration was estimated utilizing an income approach and was based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the deferred payments to seller recognized on the transaction date was estimated by calculating the risk adjusted present value of the deferred cash payments. The fair values of the assets acquired and liabilities assumed were based on the Company's estimates and assumptions using various market, income, and cost valuation approaches. Of the total consideration for these transactions, $13.3 million was attributable to goodwill, $8.4 million was attributable to intangible assets, $8.9 million was attributable to receivables, $11.8 million was attributable to liabilities for advanced deposits received from guests (consisting of funds payable to owners, hospitality and sales taxes payable, deferred revenues, and future stay credits), and the remaining amount was attributable to other acquired assets and assumed liabilities which were not material. The intangible assets primarily consist of homeowner contract intangible assets amortized over five years. Pro forma and historical post-closing results of operations for these transactions were not material to the Company’s condensed consolidated statements of operations. Transaction costs

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

associated with these other business combinations completed during the three months periods ended March 31, 2022 were not material and were expensed as incurred.

During the three months ended March 31, 2022, the Company recorded measurement period adjustments related to the TurnKey acquisition and certain portfolio transactions that occurred in prior periods. For more information about these acquisitions, see the Company's 2021 Annual Report. The impact of the measurement period adjustments was an increase to goodwill of $9.8 million, an increase to liabilities for advanced deposits received from guests (consisting of funds payable to owners, hospitality and sales taxes payable, deferred revenues, and future stay credits) of $8.7 million, and a decrease to intangible assets of $1.2 million. The remaining changes in purchase consideration, acquired assets, and assumed liabilities were not material. As of March 31, 2022, the purchase price allocation for the TurnKey acquisition was finalized.

The purchase price allocations for the portfolio transactions completed from the second quarter of 2021 through the first quarter of 2022 are preliminary, and the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. The Company recorded the purchase price allocations based upon information that is currently available.

Note 5 - Fair Value Measurements

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of March 31, 2022

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$31,783	$31,783
Class G Common Stock(1)	—	—	60,712	60,712

	As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$37,966	$37,966
Class G Common Stock(1)	—	—	61,514	61,514

(1) For more information, see Note 13, Equity of our 2021 Annual Report.

The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Level 3 instruments consist of contingent consideration obligations related to acquired businesses and the liabilities for contingent earnout share consideration represented by the Company's Class G Common Stock.

The contingent consideration obligations are recorded in accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. The fair value of the contingent consideration is estimated utilizing an income approach and based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets at the acquisition date. The Company assesses the fair value of these obligations at each reporting date thereafter with any changes reflected as gains and losses in general and administrative expenses in the condensed consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the three months ended March 31, 2022 and 2021, respectively.

The contingent earnout share consideration represented by the Company's Class G Common Stock is recorded in other long-term liabilities on the condensed consolidated balance sheets. The fair value of the Class G Common Stock is estimated on a recurring basis using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the remaining term of the shares. Per the contractual terms, the Class G Common Stock is automatically converted to Class A shares at certain conversion ratios upon the occurrence of their respective triggering events. Inputs used to determine the estimated fair value of the Class G Common Stock includes the remaining contractual term of the shares, the risk-free rate, the

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

volatility of comparable companies over the remaining term, and the price of the Company's Class A Common Stock. The Company assesses the fair value of the Class G Common Stock at each reporting date with any changes reflected as other income (expense), net in the condensed consolidated statements of operations.

The following table summarizes the changes in Company's Class G Common Stock measured and recorded at fair value on a recurring basis using significant unobservable inputs (in thousands):

Three Months Ended March 31,

2022
Balance as of December 31, 2021	$61,514
Change in fair value of Class G Common Stock included in earnings	(802)
Balance as of March 31, 2022	$60,712

Note 6 - Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,

	2022	2021
Land	$13,394	$13,394
Buildings and building improvements	12,474	12,665
Leasehold improvements	6,534	6,426
Computer equipment	12,454	11,471
Furniture, fixtures, and other	18,280	15,900
Vehicles	6,809	6,457
Internal-use software	45,721	43,234
Total	115,666	109,547
Less: Accumulated depreciation	(46,957)	(42,361)
Property and equipment, net	$68,709	$67,186

Note 7 - Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life Remaining (in years)	As of March 31, 2022

		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Homeowner contracts	5	$260,150	$(61,348)	$198,802
Databases, photos, and property listings	1	26,143	(18,868)	7,275
Trade names	1	9,949	(8,946)	1,003
Other(1)	3	3,087	(2,591)	496
Total intangible assets		$299,329	$(91,753)	$207,576

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Weighted Average Useful Life Remaining (in years)	As of December 31, 2021

		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Homeowner contracts	5	$253,359	$(48,669)	$204,690
Databases, photos, and property listings	1	25,659	(15,953)	9,706
Trade names	1	9,908	(8,370)	1,538
Other(1)	4	3,022	(2,457)	565
Total intangible assets		$291,948	$(75,449)	$216,499

(1) Other intangible assets primarily consisted of noncompete agreements, websites, and domain names.

The Company's estimated future amortization of intangible assets as of March 31, 2022 is expected to be as follows (in thousands):

Year Ending December 31:	Amount
Remainder of 2022	$39,136
2023	48,385
2024	43,314
2025	40,409
2026	19,980
Thereafter	16,352
Total	$207,576

The following table summarizes the changes in the Company's goodwill balance (in thousands):

Three Months Ended March 31,

2022
Balance as of December 31, 2021	$754,506
Acquisitions	13,266
Measurement period adjustments	9,779
Foreign exchange translation and other	69
Balance as of March 31, 2022	$777,620

There were no impairment charges in any of the periods presented in the condensed consolidated financial statements. There have been no accumulated impairments to goodwill.

Note 8 - Leases

The Company's material operating leases consist of certain corporate and field office facilities with remaining lease terms ranging from one to seven years. Some of the Company's operating leases contain renewal options with varying terms and conditions. The lease term includes these options only when it is reasonably certain that the Company will exercise that option. As of March 31, 2022, finance lease contracts were not material.

Since the rates implicit in the Company's operating leases are not readily determinable, the Company uses its incremental borrowing rates based on the remaining lease term to determine the present value of future lease payments. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The components of lease cost for the three months ended March 31, 2022 were as follows (in thousands):

Three Months Ended March 31,

2022
Operating lease cost	$3,505
Variable lease cost	723
Short-term lease cost	1,554
Total lease cost	$5,782

Of the total lease cost recorded for the three months ended March 31, 2022, $1.1 million was recorded in cost of revenue, $3.3 million was recorded in operations and support, and $1.4 million was recorded in general and administrative expense in the condensed consolidated statements of operations.

Rent expense for the three months ended March 31, 2021 totaled $5.8 million, of which $1.7 million was recorded in cost of revenue, $2.9 million was recorded in operations and support, and $1.2 million was recorded in general and administrative expense in the condensed consolidated statement of operations.

Amounts recognized in the condensed consolidated balance sheet related to operating leases as of March 31, 2022 were as follows (in thousands):

As of March 31,

2022
Assets
Other long-term assets	$32,929

Liabilities
Accrued expenses and other current liabilities	$10,417
Other long-term liabilities	24,180
Total lease liabilities	$34,597

Maturities of operating lease liabilities as of March 31, 2022 were as follows (in thousands):

As of March 31,

2022
Remainder of 2022	$9,797
2023	8,352
2024	6,039
2025	4,959
2026	3,644
Thereafter	7,051
Total lease payments	39,842
Less: Interest	(5,245)
Total lease liabilities	$34,597

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of December 31, 2021, future minimum lease payments for non-cancelable operating leases with an initial or remaining term greater than one year were as follows (in thousands):

As of December 31,

2021
2022	$13,820
2023	8,221
2024	5,916
2025	4,936
2026	3,770
Thereafter	7,285
Total future minimum obligations	$43,948

Other information related to operating leases as of March 31, 2022 was as follows:

As of March 31,

2022
Weighted-average remaining lease term (in years)	4.9
Weighted-average discount rate	5.6%

Supplemental cash flow information related to operating leases for the three months ended March 31, 2022 was as follows (in thousands):

Three Months Ended March 31,

2022
Cash paid for operating lease liabilities	$3,505
Lease liabilities exchanged for right-of-use assets	$883

Note 9 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,

	2022	2021
Employee-related accruals	$29,234	$25,599
Homeowner reserves	7,891	6,365
Current portion of acquisition liabilities(1)	32,774	31,444
Current portion of operating lease liabilities	10,417	—
Other	10,915	8,425
Total accrued expenses and other current liabilities	$91,231	$71,833

(1) The current portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due within one year.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Debt

The Company's long-term debt obligations consisted of the following (in thousands):

	As of March 31,	As of December 31,

	2022	2021
Senior Secured Convertible Notes	$—	$—
Other	500	637
Total debt	500	637
Less: Deferred financing costs	—	—
Less: Current maturities(1)	(250)	(125)
Long-term portion	$250	$512

(1) Current maturities of debt are recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Senior Secured Convertible Notes

On May 21, 2020, the Company issued $108.1 million in aggregate principal amount of senior secured convertible notes (D-1 Convertible Notes) pursuant to the Note Purchase Agreement (Purchase Agreement), dated May 21, 2020. The total net proceeds from the D-1 Convertible Notes offering, after deducting debt issuance costs paid by the Company was $105.9 million. The notes were to mature on June 20, 2023, but were converted into approximately $140.4 million Series D-1 preferred units immediately prior to the consummation of the Reverse Recapitalization on December 6, 2021 (see Note 1, Description of Business).

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

In addition, beginning on June 30, 2022, the Borrower and its restricted subsidiaries will be required to maintain a minimum amount of consolidated revenue, measured on a trailing four-quarter basis, as of the last date of each fiscal quarter, provided that such covenant will only apply if, on such date, the aggregate principal amount of outstanding borrowings under the Revolving Credit Facility and letters of credit (excluding undrawn amounts under any letters of credit in an aggregate face amount of up to $20.0 million and letters of credit that have been cash collateralized) exceeds 35% of the then-outstanding revolving commitments. The Borrower will also be required to maintain liquidity of at least $15.0 million as of the last date of each fiscal quarter beginning on June 30, 2022.

The obligations of the Borrower and the Guarantors are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Credit Agreement, and the Company was in compliance with all covenants under the agreement.

Note 11 - Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,

	2022	2021
Class G Common Stock(1)	$60,712	$61,514
Long-term portion of acquisition liabilities(2)	30,670	33,301
Long-term portion of operating lease liabilities	24,180	—
Other	13,575	17,308
Total other long-term liabilities	$129,137	$112,123

(1) For more information, see Note 13, Equity of our 2021 Annual Report.

(2) The long-term portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due after one year.

Note 12 - Income Taxes

For the three months ended March 31, 2022, the effective tax rate was a 1% expense on pre-tax loss, compared to a 0% benefit on pre-tax loss for the three months ended March 31, 2021. The effective tax rate differs from our statutory rate in both periods due to the effect of flow-through entity income and losses for which the taxable income or loss is allocated to the members and due to valuation allowance considerations in 2022.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 13 - Equity and Equity-based Compensation
Equity-based Award Activities
Restricted Stock Units
A summary of the restricted stock unit (RSU) activity was as follows during the period indicated:

Activity Type	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	3,769	6.54
Vested	(345)	8.11
Forfeited	(34)	6.43
Outstanding as of March 31, 2022	3,390	6.38

As of March 31, 2022, there was unrecognized compensation expense of $19.3 million related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.6 years.

Performance Stock Units

We have granted Performance Stock Units (PSUs) to certain executives, which vest based upon the achievement of performance criteria and requisite service. The performance criteria are based on the achievement of certain share price appreciation targets. Attainment of each share price appreciation target is measured based on the trailing 60-day average closing trading price of our Class A Common Stock or, in the event of a change in control, the amount per share of Class A Common Stock to be paid to a stockholder in connection with such change in control. Depending on the performance achieved and requisite service, the actual number of shares of Class A Common Stock issued to the holder may range from 0% to 200% of the number of PSUs granted.

A summary of the PSU activity was as follows during the period indicated:

Activity Type	Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	764	4.97
Outstanding as of March 31, 2022	764	4.97

As of March 31, 2022, no PSUs have vested, and up to 1,527,362 shares of Class A Common Stock may be issuable in future periods if all service and performance requirements are achieved. As of March 31, 2022, there was unrecognized compensation expense of $3.6 million related to unvested PSUs, which is expected to be recognized over a weighted-average period of 2.5 years.

Stock Appreciation Rights

A summary of the stock appreciation rights (SARs) activity was as follows during the period indicated:

Activity Type	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2021	5,014	$2.95
Exercised	—	—
Forfeited	(122)	6.13
Outstanding as of March 31, 2022	4,892	2.88

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2022, there was $7.4 million of unrecognized compensation expense for the Company's SARs that will be recognized over a weighted-average remaining recognition period of 0.6 years. As of March 31 ,2022, the Company's outstanding SARs had a weighted-average remaining contractual life of 4.1 years and an intrinsic value of $26.4 million.

Stock Options

A summary of the stock options activity was as follows during the period indicated:

Activity Type	Stock Options (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2021	5,461	$0.91
Exercised	(10)	2.05
Forfeited	(35)	1.87
Outstanding as of March 31, 2022	5,416	0.91

As of March 31, 2022, there was $0.8 million of unrecognized compensation expense for the Company's stock options that will be recognized over a weighted-average remaining recognition period of 2.2 years. As of March 31, 2022, the Company's outstanding stock options had a weighted-average remaining contractual life of 6.1 years and an intrinsic value of $39.9 million.

Profit Interest Units (Employee Equity Units)

A summary of the Vacasa Employee Holdings LLC employee equity units is as follows:

	Employee Equity Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding as of December 31, 2021	4,954	$4.34
Vested	(847)	1.02
Forfeited	—	—
Unvested outstanding as of March 31, 2022	4,107	4.65

As of March 31, 2022, there was $16.2 million of unrecognized compensation expense related to unvested employee equity units, which is expected to be recognized over a weighted-average period of 2.9 years.

ESPP Plan

As of March 31, 2022, participation in the Company's 2021 Nonqualified Employee Stock Purchase Plan (ESPP Plan) was not available to employees, and there were no shares of Class A Common Stock purchased under the ESPP Plan.

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense for the periods presented in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,

	2022	2021
Cost of revenue	$298	$—
Operations and support	2,454	31
Technology and development	2,761	167
Sales and marketing	2,773	239
General and administrative	3,344	406
Total equity-based compensation expense	$11,630	$843

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Vacasa Holdings LLC Equity

For the three months ended March 31, 2021, Vacasa Holdings redeemable convertible preferred units were probable of becoming redeemable in the future and were recorded at their maximum redemption amount, which was the greater of the original preferred unit issue price plus an amount equal to the preferred unpaid return or the then current fair value, at each balance sheet date. The Company recorded a loss of $426.1 million to remeasure its redeemable convertible preferred units to their maximum redemption values during the three months ended March 31, 2021. Subsequent to April 1, 2021, the Company did not adjust the carrying value of the Vacasa Holdings redeemable convertible preferred units to the deemed liquidation value of such units, as a qualifying liquidation event was not probable. In connection with the Reverse Recapitalization on December 6, 2021, all of the existing holders of Vacasa Holdings preferred units exchanged their interests in Vacasa Holdings for Class A Common Stock or Class B Common Stock and OpCo Units in Vacasa Holdings, and the Vacasa Holdings redeemable convertible preferred units are no longer outstanding.

For the three months ended March 31, 2021, Vacasa Holdings common unit warrants were measured and recorded at fair value on a recurring basis. The Company recorded a loss of $6.6 million to remeasure the common unit warrants to their fair values during the three months ended March 31, 2021. In connection with the Reverse Recapitalization on December 6, 2021, these warrants were net exercised in accordance with their terms and are no longer outstanding as of March 31, 2022 or December 31, 2021.

Note 14 - Net Loss per Share

The Company calculates earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is calculated by dividing net income attributable to Vacasa, Inc. by the weighted-average shares of Class A Common Stock outstanding without the consideration for potential dilutive shares of common stock. Diluted loss per share represents basic earnings (loss) per share adjusted to include the potentially dilutive effect of employee equity units, RSUs, PSUs, SARs, stock options, and Class G Common Stock. Diluted earnings (loss) per share is computed by dividing the net income by the weighted-average number of Class A Common Stock equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded.

The Company analyzed the calculation of earnings (loss) per share for periods prior to the Reverse Recapitalization as described in Note 1, Description of Business, and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements. Therefore, loss per share information has not been presented for periods prior to the Reverse Recapitalization on December 6, 2021.

The following is a reconciliation of basic and diluted loss per Class A common share from continuing operations for the three months ended March 31, 2022 (in thousands, except per share data):

Three Months Ended March 31,

2022
Net loss attributable to Class A Common Stockholders for basic and diluted net loss per share	$(28,082)
Weighted-average shares for basic and diluted net loss per share(1)	214,940
Basic and Diluted net loss per share of Class A common stock	$(0.13)

(1) Basic and diluted weighted-average shares outstanding include restricted stock units that have vested but whose settlement into common stock has not yet occurred.

Shares of the Company's Class B Common Stock and Class G Common Stock do not participate in earnings or (losses) of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B Common Stock and Class G Common Stock under the two-class method has not been presented.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted loss per Class A common share attributable to common stockholders either because their impact would have been antidilutive for the period presented or because they were contingently issuable upon the satisfaction of certain market conditions (in thousands):

Three Months Ended March 31,

2022
OpCo units(1)	213,599
Restricted stock units	3,390
Performance stock units(2)	1,527
Stock appreciation rights	4,892
Stock options	5,416
Employee equity units	4,107
Class G Common Stock	8,227
Common shares excluded from calculation of diluted net loss per share	241,158

(1) These securities are neither dilutive or anti-dilutive for the period presented as their assumed conversion under the “if-converted” method to “Weighted-average shares for diluted net loss per share” would cause a proportionate increase to “Net loss attributable to Class A Common Stockholders for diluted net loss per share.”

(2) PSUs are contingently issuable upon the satisfaction of certain market conditions. As of March 31, 2022, none of the requisite market conditions have been met, and therefore all such contingently issuable shares have been excluded from the calculation of diluted loss per share of Class A Common Stock.

Note 15 – Commitments and Contingencies

Leases

See Note 8, Leases.

Regulatory Matters and Legal Proceedings

The Company’s operations are subject to dynamic laws, rules, and regulations varying by jurisdiction. In addition, the Company has been and is currently a party to various legal proceedings, including employment and general litigation matters, which arise in the ordinary course of business. Such proceedings and claims can require the expenditure of significant company resources, both financial and operational.

Regulatory Matters

The Company’s core business operations consist of the management of short-term vacation rental stays, with such operations subject to local city and county ordinances, together with various state, U.S. and foreign laws, rules and regulations. Such laws are complex and subject to change, and in several instances, jurisdictions have yet to codify or implement applicable laws. Other ancillary components of the Company’s business activities include the management of long-term rental stays, homeowner association management, and real estate activity. In addition to laws governing the aforementioned business lines, the Company must comply with laws in relation to travel, tax, privacy and data protection, intellectual property, competition, health and safety, consumer protection, employment and many others. These business operations expose the Company to inquiries and potential claims related to its compliance with applicable laws and regulations. Given the shifting landscape with respect to the short-term rental laws, changes in existing laws or the implementation of new laws could have a material impact on the Company’s business.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2022 and December 31, 2021, the Company had an obligation to remit Lodging Taxes collected from guests who had stayed in these jurisdictions totaling $17.9 million and $11.1 million, respectively. These payables are recorded in hospitality and sales taxes payable on the condensed consolidated balance sheets.

The Company’s potential obligations with respect to Lodging Taxes could be affected by various factors, which include, but are not limited to, whether the Company determines, or any tax authority asserts, that the Company has a responsibility to collect lodging and related taxes on either historical or future transactions or by the introduction of new ordinances and taxes that subject the Company’s operations to such taxes. The Company is under audit and inquiry by various domestic tax authorities with regard to non-income tax matters. The Company has estimated liabilities in a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company has additional liabilities, and the related amounts can be reasonably estimated. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its homeowners, guests, and service contracts. The disputes involve the applicability of transactional taxes (such as sales, value-added, information reporting, and similar taxes) to services provided. As of March 31, 2022 and December 31, 2021, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $11.6 million and $13.1 million, respectively. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

Refer to Note 12, Income Taxes, for further discussion on other income tax matters.

Litigation

The Company has been and is currently involved in litigation and legal proceedings and subject to legal claims in the ordinary course of business. These include legal claims asserting, among other things, commercial, competition, tax, employment, discrimination, consumer, personal injury, and property rights. As of March 31, 2022 and as of the filing of this Quarterly Report, the Company was not involved in any material legal proceedings.

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

Homeowner Protection Coverage

The Company offers an Accommodations Protection Program (the Program) that covers the Company and the homeowner for up to $1.0 million per occurrence for liability arising from bodily injury or property damage suffered by a guest or a guest’s invitees at a vacation rental property managed by the Company. The Program also covers up to $1.0 million per occurrence for guest-caused damage to a covered property, up to $25,000 per occurrence for damage to contents, and bedbug protection up to $15,000. Program coverage applies only to covered incidents that occur during the period of a confirmed rental reservation for the property that is booked through the Company. The Program is administered by a third-party insurer under a commercial liability insurance policy and is subject to the policy terms and Program rules that are in effect at the time of an occurrence. The Program includes various market-standard conditions, limitations, and exclusions. Homeowners who sign a new vacation rental services agreement with the Company are automatically enrolled in the Program and charged a fixed amount per night of each confirmed vacation rental stay. A homeowner may opt out of the Program at any time by obtaining insurance coverage that covers use of the home as a vacation rental and completing an opt-out form. If an owner opts out of the Program, the homeowner’s insurance policies become primary for all occurrences and incidents that happen in or about the home.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Indemnification

As a matter of ordinary course, the Company provides indemnification clauses in commercial agreements where appropriate, in accordance with industry standard. As a result, the Company may be obligated to indemnify third parties for losses or damages incurred in connection with the Company’s operations or its non-compliance with contractual obligations. Additionally, the Company has entered into indemnification agreements with its officers and directors and its bylaws contain certain indemnification obligations for officers and directors. It is not possible to determine the aggregate maximum potential loss pursuant to the aforementioned indemnification provisions and obligations due to the unique facts and circumstances involved in each particular situation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements and notes thereto included in our 2021 Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections and elsewhere in our 2021 Annual Report and in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are the leading vacation rental management platform in North America. Our integrated technology and operations platform is designed to optimize vacation rental income and home care for homeowners, offers guests a seamless, reliable and high-quality experience with exceptional service, and provides distribution partners with valuable and high‑performing home listings.

We operate a vertically-integrated vacation rental management platform. We are primarily focused on the supply side of the vacation rentals sector and cultivating an expansive collection of homes in leading vacation rental destinations, allowing homeowners to earn income from their vacation homes and guests to book and experience the high quality supply we bring online. We manage all aspects of the vacation rental experience for homeowners, from listing creation and multi-channel distribution to pricing, marketing optimization and end-to-end property care. We collect nightly rent on behalf of homeowners and earn the majority of our revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website or app or through our distribution partners. We also earn revenue from home care solutions offered directly to our homeowners, such as home improvement and repair services for a separately agreed upon fee and from providing real estate brokerage services and residential management services to community and homeowner associations.

Factors Affecting Our Results of Operations

Reverse Recapitalization

On July 28, 2021, we entered into an agreement to become a publicly traded company through a business combination with TPG Pace Solutions Corporation, a special purpose acquisition company. On December 6, 2021, we consummated the business combination contemplated by the business combination agreement. For more information, see our 2021 Annual Report.

TurnKey Acquisition

On April 1, 2021, we acquired the operations of TurnKey Vacation Rentals, Inc. (TurnKey), a provider of property management and marketing services for residential real estate owners in the United States. The acquisition of TurnKey advanced our strategy to create a premium standard for vacation rentals. The acquisition also increased our market density in regions where we have existing operations and expands our footprint into several other top vacation rental destinations. For more information, see our 2021 Annual Report.

Impact of COVID-19 on our Business

Since early 2020, the world has been, and continues to be, impacted by COVID-19 and its strains and variants. While COVID-19 and measures to prevent its spread have impacted our business in a number of ways, we believe that these impacts are continuing to diminish over time. Our priority has continued to be the health, safety, and support of our employees, homeowners, and guests. We have also taken measures to manage the financial impact of the pandemic to our business. Impacts of COVID-19 on our business include, but are not limited to, the following:

Health and Safety of our Employees, Homeowners, and Guests

•We have implemented safety protocols and policies to protect our field team employees. For example, homeowners and guests must agree to follow COVID-19-related safety practices when coming into contact with our employees, such as social distancing.

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

Support for our Guests

•In response to the COVID-19 pandemic, we began issuing future stay credits to guests who chose to cancel within our enhanced cancellation policy. Subsequently, we began issuing future stay credits in response to a more broad variety of events that led to cancellations. As of March 31, 2022, we accrued approximately $10.4 million of value of unused future stay credits.
•While COVID-19 and its variants and strains continued to affect certain segments of the global travel industry, our whole home offering has resonated with guests, providing them with more control over their environment as compared to traditional accommodations.

Direct Labor Costs

~~•~~The Canada Emergency Wage Subsidy (CEWS) was announced on March 27, 2020. Under this program, qualifying businesses can receive a subsidy for up to 75% of their employees’ wages, subject to certain limitations. We received no wage subsidy from the Canadian government as part of the CEWS for the three months ended March 31, 2022 and $0.4 million for the three months ended March 31, 2021. These subsidies are included in operating costs and expenses in the condensed consolidated statement of operations.
•The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. As of March 31, 2022 and December 31, 2021, the remaining deferral of $3.8 million is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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

The potential ongoing effects of COVID-19, including changing travel preferences, travel restrictions, and other government regulations, may impact the typical seasonality patterns discussed above in future periods.

Components of Results of Operations

Sources of Revenue

Our revenue is primarily generated from our vacation rental platform in which we act as the exclusive agent on the homeowners’ behalf to facilitate the reservation transaction between guests and owners. We collect nightly rent on behalf of homeowners and earn the majority of our revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website or Guest app or through our distribution partners. In the event a booked reservation made through our website or app is cancelled, we may offer a refund or a future stay credit up to the value of the booked reservation. In certain instances, we may also offer a refund related to a completed stay. We account for refunds as a reduction of revenue. Future stay credits are recognized as a liability on our consolidated balance sheets. Revenue from future stay credits is recognized when redeemed by customers, net of the portion of the booking attributable to funds payable to owners and hospitality and sales taxes payable. We estimate the portion of future stay credits that will not be redeemed by guests and recognize these amounts as breakage revenue in proportion to the expected pattern of redemption, or upon expiration.

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

We expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and to meet the increased compliance and reporting requirements associated with our operation as a public company, including in compliance, legal, investor relations, insurance, and professional services. We anticipate general and administrative expenses as a percentage of revenue to decrease over time.

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

Interest Expense

Interest expense consists primarily of interest payable and the amortization of deferred financing costs related to our outstanding debt arrangements. In May 2020, we issued the D-1 Convertible Notes. While the D-1 Convertible Notes were outstanding, we accrued cash interest and paid-in-kind interest (PIK interest) at 3% and 7% per annum, respectively. In connection with the Reverse Recapitalization on December 6, 2021, the D-1 Convertible Notes converted into equity interests and are no longer outstanding.

Other income (expense), net

Other income (expense), net consists primarily of the change in fair value of the contingent earnout share consideration represented by our Class G Common Stock, the change in fair value of Vacasa Holdings warrant derivative liabilities, and foreign currency exchange gains and losses. In connection with the Reverse Recapitalization on December 6, 2021, the Vacasa Holdings warrant derivative liabilities were net exercised in accordance with their terms and are no longer outstanding.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for these periods. The period to period comparisons of our historical results are not necessarily indicative of our results that may be expected in the future.

	Three Months Ended March 31,

	2022	2021
	(in thousands)
Revenue	$247,260	$129,418
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below(1)	121,759	75,626
Operations and support(1)	59,301	30,336
Technology and development(1)	17,565	7,496
Sales and marketing(1)	59,657	25,540
General and administrative(1)	23,201	21,423
Depreciation	4,919	4,065
Amortization of intangible assets	16,263	4,725
Total operating costs and expenses	302,665	169,211
Loss from operations	(55,405)	(39,793)
Interest income	38	13
Interest expense	(610)	(2,831)
Other income (expense), net	842	(6,721)
Loss before income taxes	(55,135)	(49,332)
Income tax benefit (expense)	(803)	39
Net loss	$(55,938)	$(49,293)

(1) Includes equity-based compensation as follows:

	Three Months Ended March 31,

	2022	2021
	(in thousands)
Cost of revenue	$298	$—
Operations and support	2,454	31
Technology and development	2,761	167
Sales and marketing	2,773	239
General and administrative	3,344	406
Total equity-based compensation expense	$11,630	$843

	Three Months Ended March 31,

	2022	2021
Revenue	100%	100%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	49%	58%
Operations and support	24%	23%
Technology and development	7%	6%
Sales and marketing	24%	20%
General and administrative	9%	17%
Depreciation	2%	3%
Amortization of intangible assets	7%	4%
Total operating costs and expenses	122%	131%
Loss from operations	(22)%	(31)%
Interest income	—%	—%
Interest expense	—%	(2)%
Other income (expense), net	—%	(5)%
Loss before income taxes	(22)%	(38)%
Income tax benefit (expense)	—%	—%
Net loss	(23)%	(38)%

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,

	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue	$247,260	$129,418	$117,842	91%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

Revenue increased by $117.8 million, or 91%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by an increase of $118.2 million, or 100%, in our vacation rental platform revenue, including $15.0 million related to the recognition of breakage revenue associated with future stay credits. The increase in vacation rental platform revenue was mostly driven by a combination of higher Nights Sold and higher GBV per Night Sold in the first quarter of 2022 compared to the prior year period. Nights Sold increased 64% primarily due to our strategic acquisition of TurnKey, portfolio additions, and individual homes added to our platform subsequent to March 31, 2021. GBV per Night Sold increased by 23% primarily due to optimization of rates and fees given higher demand from guests, as well as the mix of homes on our platform.

Cost of revenue

	Three Months Ended March 31,

	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$121,759	$75,626	$46,133	61%
Percentage of revenue	49.2%	58.4%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

Cost of revenue increased by $46.1 million, or 61%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due primarily to a $29.3 million increase in personnel-related expenses and a $17.6 million increase in expenses related to our home care solutions.

Cost of revenue as a percentage of revenue decreased 920 basis points for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a 350 basis point decrease in costs related to our real estate brokerage services and community association management services, which comprise a smaller portion of our total revenue due to the growth of our vacation rental platform, a 300 basis point decrease in housekeeping costs including personnel-related expenses and cleaning supplies, driven by improved GBV per Night Sold, and a 290 basis point decrease in payment processing costs.

Operations and support

	Three Months Ended March 31,

	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Operations and support	$59,301	$30,336	$28,965	95%
Percentage of revenue	24.0%	23.4%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

Operations and support costs increased by $29.0 million, or 95%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a $26.5 million increase in personnel-related expenses in our field operations, central operations, and customer experience teams. The increase in personnel-related expenses also includes an increase of $2.4 million related to equity-based compensation.

Operations and support costs as a percentage of revenue increased 60 basis points for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due primarily to a 100 basis point increase in equity-based compensation, partially offset by a 40 basis point decrease in facility-related and other expenses, driven by the increased density and scale of our business resulting in improved operating leverage.

Technology and development

	Three Months Ended March 31,

	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Technology and development	$17,565	$7,496	$10,069	134%
Percentage of revenue	7.1%	5.8%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

Technology and development expenses increased by $10.1 million, or 134%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due primarily to a $5.1 million increase in software license and maintenance costs and a $4.7 million increase in personnel-related expenses. The increase in personnel-related expenses was driven by an increase of $2.6 million related to equity-based compensation, and by increased headcount.

Technology and development expenses as a percentage of revenue increased by 130 basis points for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a 100 basis point increase in equity-based compensation.

Sales and marketing

	Three Months Ended March 31,

	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$59,657	$25,540	$34,117	134%
Percentage of revenue	24.1%	19.7%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

Sales and marketing expenses increased by $34.1 million, or 134%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was due primarily to an $18.1 million increase in personnel-related expenses driven by increased headcount primarily among our sales force, an $8.4 million increase in listing fees paid to our distribution partners driven by a 101% increase in GBV, and a $7.3 million increase in advertising to attract homeowners and guests to our platform. The increase in personnel-related expenses also includes an increase of $2.5 million related to equity-based compensation.

Sales and marketing expenses as a percentage of revenue increased a 440 basis points for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a 290 basis point increase in personnel-related expenses, of which 90 basis points was attributable to equity-based compensation, and a 140 basis point increase in advertising to attract homeowners and guests to our platform.
General and administrative

	Three Months Ended March 31,

	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$23,201	$21,423	$1,778	8%
Percentage of revenue	9.4%	16.6%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

General and administrative expenses increased by $1.8 million, or 8%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due primarily to a $10.1 million increase in personnel-related and professional services expenses to support the increasing scale of our business, partially offset by a $6.1 million decrease in costs related to the acquisition of TurnKey completed in fiscal 2021, a $1.5 million decrease in third-party expenses incurred to prepare for the requirements of being a public company completed in fiscal 2021, and a $1.1 million decrease in credit loss expense. The increase in personnel-related expenses also includes an increase of $2.9 million related to equity-based compensation.

General and administrative expenses as a percentage of revenue decreased 720 basis points for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due primarily to a 480 basis point decrease in costs related to the acquisition of TurnKey, a 120 basis point decrease in bad debt expense, and a 110 basis point decrease in third-party expenses incurred to prepare for the requirements of being a public company.

Depreciation and Amortization of intangible assets

	Three Months Ended March 31,

	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Depreciation	$4,919	$4,065	$854	21%
Percentage of revenue	2.0%	3.1%

Amortization of intangible assets	$16,263	$4,725	$11,538	244%
Percentage of revenue	6.6%	3.7%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

Depreciation expense increased by $0.9 million, or 21%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due primarily to continued investment in our platform, including capitalized software to support our products and services.

Amortization of intangible assets increased by $11.5 million, or 244%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to the strategic acquisition of TurnKey and recent portfolio additions.

Interest income, Interest expense and Other income (expense), net

	Three Months Ended March 31,

	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest income	$38	$13	$25	192%
Percentage of revenue	—%	—%

Interest expense	$(610)	$(2,831)	$2,221	(78)%
Percentage of revenue	(0.2)%	(2.2)%

Other income (expense), net	$842	$(6,721)	$7,563	(113)%
Percentage of revenue	0.3%	(5.2)%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021

Interest income increased nominally for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Interest expense decreased by $2.2 million, or 78%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. In connection with the Reverse Recapitalization on December 6, 2021, the D-1 Convertible Notes converted into equity interests, and therefore did not incur any interest during the three months ended March 31, 2022.

Other income (expense), net increased by $7.6 million, or 113%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. For the three months ended March 31, 2021, the activity was driven an increase in the fair value of Vacasa Holdings common unit warrant derivative liabilities of $6.6 million. In connection with the Reverse Recapitalization on December 6, 2021, the Vacasa Holdings warrant derivative liabilities were net exercised are no longer outstanding. For the three months ended March 31, 2022, the activity was driven by a $0.8 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock.

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

	Three Months Ended March 31,

	2022	2021
	(in thousands, except GBV per Night Sold)
Gross booking value ("GBV")	$494,442	$245,877
Nights sold	1,349	824
GBV per Night Sold	$367	$298

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

Through the three months ended March 31, 2022, GBV increased to $494.4 million, a 101% increase compared to the same period in 2021. The increase was primarily driven by the growth of new homes on our platform and Nights Sold, and a strong trend in the demand from guests, which led to an increase in the GBV per Night Sold.

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

Through the three months ended March 31, 2022, Nights Sold increased to 1.3 million, or 64% growth, compared to the same period in 2021. The increase in Nights Sold was driven by growth of new homes on our platform.

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

Growth in GBV per Night Sold reflects our ability to optimize pricing and throughput of the homes on our platform, which helps to create higher performing vacation rental homes. There is a strong relationship between GBV and Nights Sold and these two variables are managed in concert with one another. Our proprietary pricing algorithms are constantly evaluating the trade offs between price and occupancy to optimize the mix of Nights Sold and GBV per Night Sold with the goal of maximizing homeowner income.

Through the three months ended March 31, 2022, GBV per Night Sold increased to $367, a 23% increase compared to the same period in 2021. The increase in GBV per Night Sold was primarily driven by optimization of rates and fees given higher demand from guests, as well as the mix of homes on our platform.

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

Adjusted EBITDA is not defined by or presented in accordance with GAAP, has significant limitations as an analytical tool, should be considered as supplemental in nature, and is not meant as a substitute for net loss or any other financial information prepared in accordance with GAAP. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, is frequently used by these parties in evaluating companies in our industry, and provides a useful measure for period-to-period comparisons of our business performance. Moreover, we present Adjusted EBITDA in this Quarterly Report because it is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

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

In the three months ended March 31, 2022, Adjusted EBITDA was $(22.2) million, compared to $(23.7) million in the same period in 2021. The improvement in Adjusted EBITDA was primarily driven by our continued investment in the growth of our platform and offering for both homeowners and guests. In the three months ended March 31, 2022, Adjusted EBITDA as a percentage of Revenue was (9)%, compared to (18)% in the same period in 2021.

The following table reconciles net loss to Adjusted EBITDA:

	Three Months Ended March 31,

	2022	2021
	(in thousands, except percentages)
Net loss	$(55,938)	$(49,293)
Add back:
Depreciation and amortization of intangible assets	21,182	8,790
Interest income	(38)	(13)
Interest expense	610	2,831
Other income (expense), net	(842)	6,721
Income tax benefit (expense)	803	(39)
Equity-based compensation	11,630	843
Business combination costs(1)	421	6,191
Restructuring(2)	—	249
Adjusted EBITDA	$(22,172)	$(23,720)
Adjusted EBITDA as a percentage of Revenue	(9)%	(18)%

(1) Represents third party costs associated with the strategic acquisition of TurnKey, and third party costs associated with our Reverse Recapitalization in 2021.

(2) Represents costs associated with the wind-down of a significant portion of our international operations.

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

As of March 31, 2022, we had cash and cash equivalents of $354.8 million on hand. In addition, as of March 31, 2022, $105.0 million was available for borrowing under our Revolving Credit Facility (as defined below). Our primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures and other general corporate purposes. In addition, following the Reverse Recapitalization, we expect to need cash to make payments under the Tax Receivable Agreement. We expect our operations will continue to be financed primarily by equity offerings, debt financing, and cash and cash equivalents. We believe our existing sources of liquidity will be sufficient to fund operations, working capital requirements, capital expenditures, and debt service obligations for at least the next twelve months.

Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain new homeowners and guests that utilize our services, the continuing market acceptance of our offerings, the timing and extent of spending to enhance our technology, and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We have incurred significant operating losses and generated negative cash flows from operations as we have invested to support the growth of our business. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. These capital resources may be obtained through additional equity offerings, which will dilute our existing shareholders, or debt financings, which may contain covenants that restrict the operations of our business. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

Reverse Recapitalization

In connection with the Reverse Recapitalization, we received net proceeds of $302.6 million. We used these proceeds to pay additional transaction costs of $8.4 million, and the remaining $294.2 million of cash proceeds were contributed to our balance sheet.

Senior Secured Convertible Notes

In May 2020, we entered into a note purchase agreement with certain of our existing investors pursuant to which we issued $108.1 million in aggregate principal amount of D-1 Convertible Notes. The D-1 Convertible Notes accrued cash interest daily at 3% per annum, payable annually in arrears on the anniversary date of the initial closing date. Additionally, the D-1 Convertible Notes accrued PIK interest equal to 7% per annum, capitalized by adding the full amount of PIK interest to the principal balance on each anniversary date of the initial closing. In connection with the Reverse Recapitalization, the D-1 Convertible Notes converted into equity interests and are no longer outstanding as of March 31, 2022.

Revolving Credit Facility

In October 2021, we entered into a credit agreement, which, as subsequently amended in December 2021 (as amended, the Credit Agreement), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million (Revolving Credit Facility). The Revolving Credit Facility includes a sub-facility for letters of credit in an aggregate face amount of $40.0 million which reduces borrowing availability under the Revolving Credit Facility. As of March 31, 2022, there were no amounts outstanding under the Credit Agreement.

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

The Credit Agreement contains customary covenants. In addition, beginning on June 30, 2022, we are required to maintain a minimum amount of consolidated revenue, measured on a trailing four-quarter basis, as of the last date of each fiscal quarter, provided that such covenant will only apply if, on such date, the aggregate principal amount of outstanding borrowings under the Revolving Credit Facility and letters of credit (excluding undrawn amounts under any letters of credit in an aggregate face amount of up to $20.0 million and letters of credit that have been cash collateralized) exceeds 35% of the then-outstanding revolving commitments. We will also be required to maintain liquidity of at least $15.0 million as of the last date of each fiscal quarter beginning on June 30, 2022.

See Note 10, Debt to our condensed consolidated financial statements for additional information.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,

	2022	2021
	(in thousands)
Net cash provided by operating activities	$142,488	$144,110
Net cash used in investing activities	(19,534)	(5,596)
Net cash used in financing activities	(7,993)	(4,076)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	148	(19)
Net increase in cash, cash equivalents and restricted cash	$115,109	$134,419

Operating Activities

Net cash provided by operating activities was $142.5 million for the three months ended March 31, 2022, primarily attributable to a net loss of $55.9 million, offset by $22.1 million of non-cash items including depreciation, amortization of intangible assets, amortization of operating lease right-of-use assets, fair value adjustment on derivative liabilities, and equity-based compensation expense. Additional sources of cash flows resulted from changes in working capital, including a a $103.3 million increase in funds payable to owners, a $36.9 million increase in deferred revenue and future stay credits, and $20.8 million increase in hospitality and sales taxes payable, each as a result of increased bookings on our platform.

Net cash provided by operating activities was $144.1 million for the three months ended March 31, 2021, primarily attributable to a net loss of $49.3 million, offset by $19.4 million of non-cash items including depreciation, amortization of intangible assets, fair value adjustment on warrant derivative liabilities, equity-based compensation expense and PIK interest related to our D-1 Convertible Notes. Additional sources of cash flows resulted from changes in working capital, including an $89.8 million increase in funds payable to owners, $19.3 million increase in hospitality and sales taxes payable and $57.9 million increase in deferred revenue and future stay credits as a result of increased bookings on our platform.
Investing Activities

Net cash used in investing activities was $19.5 million for the three months ended March 31, 2022, primarily due to $13.3 million of cash paid for business combinations, net of cash and restricted cash acquired, $4.0 million of cash paid for purchases of property and equipment, and $2.2 million of cash paid for capitalized internally developed software costs.

Net cash used in investing activities was $5.6 million for the three months ended March 31, 2021, primarily due to net cash payments for business acquired of $4.0 million and $1.0 million of cash paid for capitalized internally developed software costs.
Financing Activities

Net cash used in financing activities was $8.0 million for the three months ended March 31, 2022, primarily attributable to $7.3 million of cash payments for business combinations.

Net cash used in financing activities was $4.1 million for the three months ended March 31, 2021, primarily attributable to $4.0 million of cash payments for business combinations.

Material Cash Requirements from Contractual and Other Obligations

As of March 31, 2022, there were no material changes outside the ordinary course of business to the contractual obligations from the information disclosed in our 2021 Annual Report.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP, which requires us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. There have been no significant changes to our critical accounting policies and estimates from those disclosed in our 2021 Annual Report. For a description of our critical accounting policies, see Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2021 Annual Report.

JOBS Act Accounting Election

We meet the definition of an emerging growth company under the JOBS Act, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As of January 1, 2022, we have elected to irrevocably opt out of the extended transition period.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates.

Interest Rate Fluctuation Risk

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities. Future borrowings under our Revolving Credit Facility, if any, may also be susceptible to interest rate risk.

Our cash and cash equivalents primarily consist of cash deposits and marketable securities. We do not enter into investments for trading or speculative purposes. Because our cash equivalents and marketable securities generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of March 31, 2022.

As we do not have any borrowing under our Revolving Credit Facility as of March 31, 2022, we are not currently exposed to the risk related to fluctuations in interest rates to the extent the Alternate Base Rate exceeds the floor.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

As permitted by related SEC staff interpretive guidance for newly acquired businesses, the operations of TurnKey and of four of our portfolio transactions (collectively, the "Acquired Businesses") were excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. The operations of the Acquired Businesses were excluded from the evaluation of the effectiveness of our disclosure controls and procedures only for the period (not beyond one year from the date of acquisition) and extent to which the operations had not yet been integrated into our existing control environment. The operations excluded from the evaluation of the effectiveness of our disclosure controls and procedures represented approximately 7.0% and 8.5% of our total assets (excluding goodwill and intangible assets) and revenues, respectively, as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See the information under the “Litigation” caption in Note 15, Commitments and Contingencies, which we incorporate here by reference.

Depending on the nature of the proceeding, claim, or investigation, we may be subject to monetary damage awards, fines, penalties, or injunctive orders. Furthermore, the outcome of these matters could materially adversely affect our business, results of operations, and financial condition. The outcomes of legal proceedings, claims, and government investigations are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters. While it is not possible to determine the outcomes, we believe based on our current knowledge that the resolution of all such pending matters will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations, cash flows, or financial condition

Item 1A. Risk Factors

Other than the risk factor below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in our 2021 Annual Report. Our business, operations and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A Common Stock. You should carefully read and consider the risks and uncertainties described below as well as those included in our 2021 Annual Report, together with all of the other information in our 2021 Annual Report and this Quarterly Report and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in our 2021 Annual Report and this Quarterly Report on Form 10-Q may not be the only ones we face.

Our 2021 Annual Report includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the 2021 Annual Report.

Future sales of our Class A Common Stock in the public market could cause the market price of our Class A Common Stock to decline significantly, even if our business is doing well.

The market price of our Class A Common Stock could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. Though a significant portion of the shares of our Class A Common Stock that are currently outstanding (as well as the shares of our Class A Common Stock issuable upon the exercise and/or settlement of outstanding equity awards) are currently subject to lock-up restrictions, following the expiration of such restrictions, such shares of Class A Common Stock will be eligible for sale in the public market, subject to compliance with applicable securities laws.

Furthermore, from and after the date that is the earlier of (i) 180 days after the closing date of the business combination contemplated by that certain business combination agreement, dated as of July 28, 2021, by and among TPG Pace Solutions Corporation, Vacasa Holdings, LLC (“OpCo”), Turnkey Vacations, Inc., certain other Vacasa Holdings equity holders (unless such time restriction is waived by Vacasa, Inc. in its sole discretion in connection with a particular redemption) and (ii) with respect to that portion of an OpCo unitholder’s OpCo units that are subject to the conditional early release from the lock-up restrictions set forth in our Bylaws, the date as of which the applicable trading price condition is satisfied, OpCo Unitholders (other than Vacasa, Inc.) will have the right, pursuant to the OpCo LLC Agreement, to cause OpCo to acquire all or a portion of their vested OpCo Units, which may be settled for, at our election, shares of Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each OpCo Unit redeemed (subject to conversion rate adjustments for stock splits, stock dividends and reclassification) or an equivalent amount of cash and, in each case, the cancellation of an equal number of shares of such OpCo Unitholder's Class B Common Stock. Any shares of Class A Common Stock we may issue in connection with such redemptions will also be eligible for sale in the public market subject to compliance with applicable securities laws.

As restrictions on the resale of shares of our Class A Common Stock expire or otherwise lapse, including in connection with the availability of registration statements covering such shares, the market price of our Class A Common Stock could decline significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These sales, or the possibility that these sales may occur, might also make it more difficult for us to raise capital through the issuance and sale of equity securities in the future at a time and at a price that we deem appropriate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report are herein incorporated by reference or are filed with this Quarterly Report, in each case as indicated herein.

Exhibit Index

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File Number	Date	Exhibit	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41130	12/9/21	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41130	12/9/21	3.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacasa, Inc.
(Registrant)

May 11, 2022	By:	/s/ Matthew Roberts
(Date)	Name:	Matthew Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 11, 2022	By:	/s/ Jamie Cohen
(Date)	Name:	Jamie Cohen
	Title:	Chief Financial Officer
(Principal Financial Officer)