Form 10-Q
period 2022-06-30
Vacasa, Inc.
filed 2022-08-11
CIK 1874944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 8, 2022, 226,757,765 shares of the registrant's Class A Common Stock were outstanding, 203,447,544 shares of the registrant's Class B Common Stock were outstanding, and 6,333,333 shares of the registrant's Class G Common Stock were outstanding.

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
•the effects of global economic and capital markets conditions, such as rising energy prices, inflation and interest rates, on our business, the travel industry, travel trends, and the global economy generally;
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
•our ability to maintain, protect, and enhance our intellectual property; and

•those risks, uncertainties, and assumptions described in Part I, Item 1A. "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (2021 Annual Report) and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" of this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

Vacasa, Inc.
Condensed Consolidated Statements of Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of June 30,	As of December 31,

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$319,252	$353,842
Restricted cash	440,133	165,294
Accounts receivable, net	65,536	48,989
Prepaid expenses and other current assets	26,233	19,325
Total current assets	851,154	587,450
Property and equipment, net	68,111	67,186
Intangible assets, net	234,277	216,499
Goodwill	830,301	754,506
Other long-term assets	52,045	11,269
Total assets	$2,035,888	$1,636,910
Liabilities, Temporary Equity, and Equity (Deficit)
Current liabilities:
Accounts payable	$57,123	$34,786
Funds payable to owners	481,575	214,301
Hospitality and sales taxes payable	99,853	46,958
Deferred revenue	219,487	107,252
Future stay credits	7,541	30,995
Accrued expenses and other current liabilities	103,105	71,833
Total current liabilities	968,684	506,125
Long-term debt, net of current portion	125	512
Other long-term liabilities	76,602	112,123
Total liabilities	$1,045,411	$618,760
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	590,163	1,770,096
Equity (Deficit):
Class A Common Stock, par value $0.00001, 1,000,000,000 shares authorized; 224,782,395 and 214,793,795 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	22	21
Class B Common Stock, par value $0.00001, 498,330,079 shares authorized; 204,917,757 and 212,751,977 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	20	21
Additional paid-in capital	1,188,035	—
Accumulated deficit	(787,326)	(751,929)
Accumulated other comprehensive loss	(437)	(59)
Total equity (deficit)	400,314	(751,946)
Total liabilities, temporary equity, and equity (deficit)	$2,035,888	$1,636,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Revenue	$310,348	$237,609	$557,608	$367,027
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	152,094	118,368	273,853	193,994
Operations and support	60,171	47,065	119,472	77,401
Technology and development	16,506	11,107	34,071	18,603
Sales and marketing	62,232	39,174	121,889	64,714
General and administrative	29,242	18,923	52,443	40,346
Depreciation	6,381	4,242	11,300	8,307
Amortization of intangible assets	14,018	12,074	30,281	16,799
Total operating costs and expenses	340,644	250,953	643,309	420,164
Loss from operations	(30,296)	(13,344)	(85,701)	(53,137)
Interest income	403	13	441	26
Interest expense	(741)	(3,075)	(1,351)	(5,906)
Other income (expense), net	40,680	(3,628)	41,522	(10,349)
Income (loss) before income taxes	10,046	(20,034)	(45,089)	(69,366)
Income tax benefit (expense)	(100)	113	(903)	152
Net income (loss)	$9,946	$(19,921)	$(45,992)	$(69,214)
Loss attributable to remeasurement of redeemable convertible preferred units	—	—	—	(426,101)
Net income (loss) including remeasurement of redeemable convertible preferred units	9,946	(19,921)	(45,992)	(495,315)
Less: Net loss including remeasurement of redeemable convertible preferred units prior to Reverse Recapitalization	—	(19,921)	—	(495,315)
Less: Net income (loss) attributable to redeemable noncontrolling interests	4,904	—	(22,953)	—
Net income (loss) attributable to Class A Common Stockholders	$5,042	$—	$(23,039)	$—
Net income (loss) per share of Class A Common Stock(1):
Basic	$0.02	N/A	$(0.11)	N/A
Diluted	$0.02	N/A	$(0.11)	N/A
Weighted-average shares of Class A Common Stock used to compute net income (loss) per share(1):
Basic	217,730	N/A	216,340	N/A
Diluted	224,736	N/A	216,340	N/A

(1) Basic and diluted net income (loss) per share of Class A Common Stock is applicable only for periods subsequent to December 6, 2021, which is the date of the Reverse Recapitalization (as defined in Note 1, Description of Business). See also Note 14, Net Income (Loss) Per Share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Net income (loss)	$9,946	$(19,921)	$(45,992)	$(69,214)
Foreign currency translation adjustments	(1,142)	1,044	(718)	739
Total comprehensive income (loss)	$8,804	$(18,877)	$(46,710)	$(68,475)
Less: Comprehensive loss prior to Reverse Recapitalization	—	(18,877)	—	(68,475)
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	4,353	—	(23,293)	—
Total comprehensive income (loss) attributable to Class A Common Stockholders	$4,451	$—	$(23,417)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2022	2021
Cash from operating activities:
Net loss	$(45,992)	$(69,214)
Adjustments to reconcile net loss to net cash provided by operating activities:
Credit loss expense	3,134	1,350
Depreciation	11,300	8,307
Amortization of intangible assets	30,281	16,799
Future stay credit breakage	(14,975)	—
Reduction in the carrying amount of right-of-use assets	6,146	—
Deferred income taxes	433	(159)
Other gains and losses	1,984	901
Fair value adjustment on derivative liabilities	(45,474)	10,263
Non-cash interest expense	108	4,014
Equity-based compensation expense	18,984	3,001
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	36,242	(4,871)
Prepaid expenses and other assets	(16,539)	(12,872)
Accounts payable	13,034	18,079
Funds payable to owners	228,092	191,355
Hospitality and sales taxes payable	44,310	38,129
Deferred revenue and future stay credits	74,605	85,903
Operating lease obligations	(4,461)	—
Accrued expenses and other liabilities	10,008	13,393
Net cash provided by operating activities	351,220	304,378
Cash from investing activities:
Purchases of property and equipment	(6,717)	(2,152)
Cash paid for internally developed software	(4,860)	(2,654)
Cash paid for business combinations, net of cash and restricted cash acquired	(80,441)	(6,870)
Net cash used in investing activities	(92,018)	(11,676)
Cash from financing activities:
Payments of Reverse Recapitalization costs	(459)	—
Cash paid for business combinations	(18,185)	(6,947)
Payments of long-term debt	(250)	(125)
Proceeds from exercise of stock options	62	—
Other financing activities	39	(104)
Net cash used in financing activities	(18,793)	(7,176)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(160)	62
Net increase in cash, cash equivalents and restricted cash	240,249	285,588
Cash, cash equivalents and restricted cash, beginning of period	519,136	291,012
Cash, cash equivalents and restricted cash, end of period	$759,385	$576,600

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$45	$57
Cash paid for interest	791	3,460

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$319,252	$330,700
Restricted cash	440,133	245,900
Total cash, cash equivalents and restricted cash	$759,385	$576,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands, except share and unit data)
(unaudited)

	Redeemable Non-controlling Interests	Redeemable Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2021	$1,770,096	—	$—	—	$—	214,793,795	$21	212,751,977	$21	$—	$(751,929)	$(59)	$(751,946)
Vesting of employee equity units	1,858							1,596,518		(1,858)			(1,858)
Vesting of restricted stock units	(498)					441,930				486			486
Exercise of stock options and stock appreciation rights	(117)					115,932				182			182
Redemption of OpCo units and retirement of Class B Common Stock	(20,844)					9,430,738	1	(9,430,738)	(1)	20,837		7	20,844
Equity-based compensation	3,052									15,932			15,932
Foreign currency translation adjustments	(333)											(385)	(385)
Net loss	(22,953)										(23,039)		(23,039)
Adjustment of redeemable noncontrolling interest to redemption amount	(1,140,098)									1,152,456	(12,358)		1,140,098
Balance as of June 30, 2022	$590,163	—	$—	—	$—	224,782,395	$22	204,917,757	$20	$1,188,035	$(787,326)	$(437)	$400,314

Balance as of March 31, 2022	$1,766,459	—	$—	—	$—	214,803,880	$21	213,598,566	$21	$—	$(792,368)	$154	$(792,172)
Vesting of employee equity units	866							749,929		(866)			(866)
Vesting of restricted stock units	(486)					441,930				486			486
Exercise of stock options and stock appreciation rights	(117)					105,847				149			149
Redemption of OpCo units and retirement of Class B Common Stock	(20,844)					9,430,738	1	(9,430,738)	(1)	20,837		7	20,844
Equity-based compensation	1,436									5,918			5,918
Foreign currency translation adjustments	(544)											(598)	(598)
Net income	4,904										5,042		5,042
Adjustment of redeemable noncontrolling interest to redemption amount	(1,161,511)									1,161,511			1,161,511
Balance as of June 30, 2022	$590,163	—	$—	—	$—	224,782,395	$22	204,917,757	$20	$1,188,035	$(787,326)	$(437)	$400,314

Vacasa, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands, except share and unit data)
(unaudited)

	Redeemable Non-controlling Interests	Redeemable Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2020	$—	267,688,054	$771,979	176,824,152	$—	—	$—	—	$—	$—	$(577,091)	$241	$(576,850)
Equity-based compensation										3,001			3,001
Exercise of equity-based options				70,208						73			73
Remeasurement of redeemable convertible preferred units			426,101							(908)	(425,193)		(426,101)
Issuance of common units for consideration in a business combination				161,518,057						573,800			573,800
Foreign currency translation adjustments												739	739
Net loss											(69,214)		(69,214)
Balance as of June 30, 2021	$—	267,688,054	$1,198,080	338,412,417	$—	—	$—	—	$—	$575,966	$(1,071,498)	$980	$(494,552)

Balance as of March 31, 2021	$—	267,688,054	$1,198,080	176,889,152	$—	—	$—	—	$—	$—	$(1,051,577)	$(64)	$(1,051,641)
Equity-based compensation										2,158			2,158
Exercise of equity-based options				5,208						8			8
Issuance of common units for consideration in a business combination				161,518,057						573,800			573,800
Foreign currency translation adjustments												1,044	1,044
Net loss											(19,921)		(19,921)
Balance as of June 30, 2021	$—	267,688,054	$1,198,080	338,412,417	$—	—	$—	—	$—	$575,966	$(1,071,498)	$980	$(494,552)

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

As of June 30, 2022, the Company holds 224,782,395 units of Vacasa Holdings (OpCo Units), which represents a 52.3% ownership interest. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through redeemable noncontrolling interests in the consolidated balance sheets and net income (loss) attributable to redeemable noncontrolling interests in the condensed consolidated statements of operations. The consolidated financial statements of Vacasa Holdings and its subsidiaries have been determined to be the predecessor for accounting and reporting purposes of the period prior to the Reverse Recapitalization.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment and intangibles assets, allowance for credit losses, valuation of assets acquired and liabilities assumed in business acquisitions and related contingent consideration,

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

valuation of warrants, valuation of Class G Common Stock, valuation of redeemable convertible preferred units, equity-based compensation, and evaluation of recoverability of long-lived assets. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

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

The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. As it relates to the Company, the CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. As of June 30, 2022, and December 31, 2021, the remaining deferral of $3.8 million is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The Canada Emergency Wage Subsidy (CEWS) was announced on March 27, 2020. Under this program, qualifying businesses can receive a subsidy for up to 75% of their employees’ wages, subject to certain limitations. The Company received no wage subsidy from the Canadian government as part of the CEWS for the three months ended June 30, 2022 and $0.6 million for the three months ended June 30, 2021. The Company received no wage subsidy from the Canadian government as part of the CEWS for the six months ended June 30, 2022 and $1.2 million for the six months ended June 30, 2021. These subsidies are included in operating costs and expenses in the condensed consolidated statement of operations.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 - Revenue

Revenue Disaggregation

Revenue is primarily generated from our vacation rental platform in which the Company acts as the exclusive agent on the homeowners’ behalf to facilitate the reservation transaction between guests and owners. Vacation rental platform revenues primarily consist of the integrated agency services that the Company provides under the homeowner contract. Vacation rental platform revenues also include home care solutions provided directly to the homeowner, such as home maintenance and improvement services, linen and towel supply programs, supplemental housekeeping services, and other related services.

Other services consist of real estate brokerage and management services to community associations. The purpose of these services is to attract and retain homeowners as customers of the Company’s vacation rental platform.

A disaggregation of the Company’s revenues by nature of the Company’s performance obligations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Vacation rental platform	$297,199	$226,029	$533,582	$344,242
Other services	13,149	11,580	24,026	22,785
Total	$310,348	$237,609	$557,608	$367,027

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

Future stay credits typically expire fifteen months from the date of issue. As part of the Company’s response to the COVID-19 pandemic, certain future stay credits issued during the first three quarters of 2020 were extended from their original expiration, and the first of these future stay credits began to expire during the first quarter of 2022. Prior to the first quarter of 2022, the Company did not recognize breakage revenue associated with future stay credits. The Company determined that any estimate of breakage was fully constrained, primarily due to a lack of historical information to make the estimate since no future stay credits had yet reached their expiration date. For the three months ended June 30, 2022, breakage revenue was immaterial. For the six months ended June 30, 2022, the Company recognized breakage revenue of $15.0 million, of which $11.1 million related to expirations that occurred during the first quarter of 2022, and $3.9 million related to actual and expected breakage associated with future stay credits expiring in later periods.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below presents the activity of our future stay credit liability balance (in thousands):

Six Months Ended June 30,

2022
Balance as of December 31, 2021	$30,995
Issuances	7,756
Acquired in business combinations	35
Redemptions	(16,261)
Breakage recognized in revenue	(14,975)
Foreign currency fluctuations	(9)
Balance as of June 30, 2022	$7,541

Costs to Obtain a Contract

The Company capitalizes certain costs it incurs to obtain new homeowner contracts when those costs are expected to be recovered through revenues generated from the contract. Capitalized amounts are amortized on a straight-line basis over the estimated life of the customer through sales and marketing expense in the condensed consolidated statement of operations. Costs to obtain a contract capitalized as of June 30, 2022 and December 31, 2021 were $18.9 million and $12.0 million, respectively, and were recorded as a component of prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets. The amount of amortization recorded for the three and six months ended June 30, 2022 was $1.3 million and $2.6 million, respectively. The amount of amortization recorded for the three and six months ended June 30, 2021 was $0.9 million and $1.8 million, respectively.

Allowance for Credit Losses

As of June 30, 2022 and December 31, 2021, the Company’s allowance for credit losses related to accounts receivable was $11.5 million and $11.6 million, respectively. For three and six months ended June 30, 2022, the Company recognized credit loss expense of $2.3 million and $3.1 million, respectively, which were recorded as a component of general and administrative expense in the condensed consolidated statements of operations. For three and six months ended June 30, 2021, the Company recognized credit loss expense of $(0.6) million and $1.4 million, respectively, which were recorded as a component of general and administrative expense in the condensed consolidated statements of operations.

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

Six Months Ended June 30, 2022

During the six months ended June 30, 2022, the Company completed 23 separate portfolio transactions, accounted for as business combinations, for total consideration of $92.9 million, comprised of $79.5 million cash paid, net of cash and restricted cash acquired, $8.8 million of contingent consideration, and $4.6 million of deferred payments to sellers. The fair value of the contingent consideration was estimated utilizing an income approach and was based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the deferred payments to seller recognized on the transaction date was estimated by calculating the risk adjusted present value of the deferred cash payments. The fair values of the assets acquired and liabilities assumed were based on the Company's estimates and assumptions using various market, income, and cost valuation approaches. Of the total consideration for these transactions, $73.0 million was attributable to goodwill, $46.6 million was attributable to intangible assets, $51.9 million was attributable to receivables, $69.0 million was attributable to liabilities for advanced deposits received from guests (consisting of funds payable to owners, hospitality and sales taxes payable, deferred revenues, and future stay credits), $8.9 million was

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

attributable to accounts payable, and the remaining amount was attributable to other acquired assets and assumed liabilities which were not material. The intangible assets primarily consist of homeowner contract intangible assets amortized over five years. Pro forma and historical post-closing results of operations for these transactions were not material to the Company’s condensed consolidated statements of operations. Transaction costs associated with business combinations completed during the three and six months periods ended June 30, 2022 were not material and were expensed as incurred.

During the six months ended June 30, 2022, the Company recorded measurement period adjustments related to the TurnKey acquisition and certain portfolio transactions that occurred in prior periods. For more information about these acquisitions, see the Company's 2021 Annual Report. The impact of the measurement period adjustments was an increase to goodwill of $3.0 million, an increase to intangible assets of $1.5 million, an increase to accounts receivable of $4.4 million, and an increase to liabilities for advanced deposits received from guests (consisting of funds payable to owners, hospitality and sales taxes payable, deferred revenues, and future stay credits) of $8.7 million. The remaining changes in purchase consideration, acquired assets, and assumed liabilities were not material.

The purchase price allocation for the TurnKey acquisition was finalized as of March 31, 2022. As of June 30, 2022, the purchase price allocations for the portfolio transactions completed from the third quarter of 2021 through the second quarter of 2022 are preliminary, and the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. The Company recorded the purchase price allocations based upon information that is currently available.

Note 5 - Fair Value Measurements

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of June 30, 2022

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$38,108	$38,108
Class G Common Stock(1)	—	—	16,040	16,040

	As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$37,966	$37,966
Class G Common Stock(1)	—	—	61,514	61,514

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

The contingent consideration obligations are recorded in accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. The fair value of the contingent consideration is estimated utilizing an income approach and based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets at the acquisition date. The Company assesses the fair value of these obligations at each reporting date thereafter with any changes reflected as gains and losses in general and administrative expenses in the condensed consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the three and six months ended June 30, 2022 and 2021, respectively.

The contingent earnout share consideration represented by the Company's Class G Common Stock is recorded in other long-term liabilities on the condensed consolidated balance sheets. The fair value of the Class G Common Stock is estimated on a

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table summarizes the changes in Company's Class G Common Stock measured and recorded at fair value on a recurring basis using significant unobservable inputs (in thousands):

Six Months Ended June 30,

2022
Balance as of December 31, 2021	$61,514
Change in fair value of Class G Common Stock included in earnings	(45,474)
Balance as of June 30, 2022	$16,040

Note 6 - Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of June 30,	As of December 31,

	2022	2021
Land	$13,394	$13,394
Buildings and building improvements	12,477	12,665
Leasehold improvements	6,523	6,426
Computer equipment	12,778	11,471
Furniture, fixtures, and other	20,781	15,900
Vehicles	7,380	6,457
Internal-use software	47,761	43,234
Total	121,094	109,547
Less: Accumulated depreciation	(52,983)	(42,361)
Property and equipment, net	$68,111	$67,186

Note 7 - Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life Remaining (in years)	As of June 30, 2022

		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Homeowner contracts	5	$299,254	$(73,316)	$225,938
Databases, photos, and property listings	1	27,550	(20,604)	6,946
Trade names	1	9,970	(9,109)	861
Other(1)	3	3,185	(2,653)	532
Total intangible assets		$339,959	$(105,682)	$234,277

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Weighted Average Useful Life Remaining (in years)	As of December 31, 2021

		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Homeowner contracts	5	$253,359	$(48,669)	$204,690
Databases, photos, and property listings	1	25,659	(15,953)	9,706
Trade names	1	9,908	(8,370)	1,538
Other(1)	4	3,022	(2,457)	565
Total intangible assets		$291,948	$(75,449)	$216,499

(1) Other intangible assets primarily consisted of noncompete agreements, websites, and domain names.

The Company's estimated future amortization of intangible assets as of June 30, 2022 is expected to be as follows (in thousands):

Year Ending December 31:	Amount
Remainder of 2022	$31,118
2023	57,498
2024	51,520
2025	48,652
2026	27,538
Thereafter	17,951
Total	$234,277

The following table summarizes the changes in the Company's goodwill balance (in thousands):

Six Months Ended June 30,

2022
Balance as of December 31, 2021	$754,506
Acquisitions	72,985
Measurement period adjustments	2,981
Foreign exchange translation and other	(171)
Balance as of June 30, 2022	$830,301

There were no impairment charges in any of the periods presented in the condensed consolidated financial statements. There have been no accumulated impairments to goodwill.

As a result of declines in the Company's stock price and market capitalization, and given the potential for continued macroeconomic uncertainty and stock price volatility, it is reasonably possible that goodwill could become impaired in the near term.

Note 8 - Leases

The Company's material operating leases consist of certain corporate and field office facilities with remaining lease terms ranging from one to seven years. Some of the Company's operating leases contain renewal options with varying terms and conditions. The lease term includes renewal options only when it is reasonably certain that the Company will exercise that option. As of June 30, 2022, finance lease contracts were not material.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The components of lease cost for the three and six months ended June 30, 2022 were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,

	2022	2022
Operating lease cost	$3,538	$7,606
Variable lease cost	95	242
Short-term lease cost	2,485	4,052
Total lease cost	$6,118	$11,900

Of the total lease cost recorded for the three months ended June 30, 2022, $1.2 million was recorded in cost of revenue, $3.3 million was recorded in operations and support, and $1.6 million was recorded in general and administrative expense in the condensed consolidated statements of operations. Of the total lease cost recorded for the six months ended June 30, 2022, $2.3 million was recorded in cost of revenue, $6.6 million was recorded in operations and support, and $3.0 million was recorded in general and administrative expense in the condensed consolidated statements of operations.

Rent expense for the three months ended June 30, 2021 totaled $7.0 million, of which $1.3 million was recorded in cost of revenue, $4.0 million was recorded in operations and support, and $1.7 million was recorded in general and administrative expense in the condensed consolidated statement of operations. Rent expense for the six months ended June 30, 2021 totaled $12.8 million, of which $2.9 million was recorded in cost of revenue, $7.0 million was recorded in operations and support, and $2.9 million was recorded in general and administrative expense in the condensed consolidated statement of operations.

Amounts recognized in the condensed consolidated balance sheet related to operating leases as of June 30, 2022 were as follows (in thousands):

As of June 30,

2022
Assets
Other long-term assets	$32,489

Liabilities
Accrued expenses and other current liabilities	$10,188
Other long-term liabilities	23,984
Total lease liabilities	$34,172

Maturities of operating lease liabilities as of June 30, 2022 were as follows (in thousands):

As of June 30,

2022
Remainder of 2022	$6,792
2023	9,499
2024	6,921
2025	5,151
2026	3,700
Thereafter	7,068
Total lease payments	39,131
Less: Interest	(4,959)
Total lease liabilities	$34,172

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of December 31, 2021, future minimum lease payments for non-cancelable operating leases with an initial or remaining term greater than one year were as follows (in thousands):

As of December 31,

2021
2022	$13,820
2023	8,221
2024	5,916
2025	4,936
2026	3,770
Thereafter	7,285
Total future minimum obligations	$43,948

Other information related to operating leases as of June 30, 2022 was as follows:

As of June 30,

2022
Weighted-average remaining lease term (in years)	4.7
Weighted-average discount rate	5.6%

Supplemental cash flow information related to operating leases for the six months ended June 30, 2022 was as follows (in thousands):

Six Months Ended June 30,

2022
Cash paid for operating lease liabilities	$7,055
Lease liabilities exchanged for right-of-use assets	$3,785

Note 9 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,

	2022	2021
Employee-related accruals	$33,905	$25,599
Homeowner reserves	9,102	6,365
Current portion of acquisition liabilities(1)	38,706	31,444
Current portion of operating lease liabilities	10,188	—
Other	11,204	8,425
Total accrued expenses and other current liabilities	$103,105	$71,833

(1) The current portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due within one year.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Debt

The Company's long-term debt obligations consisted of the following (in thousands):

	As of June 30,	As of December 31,

	2022	2021
Other long-term debt	$375	$637
Less: current maturities(1)	(250)	(125)
Total debt	125	512

(1) Current maturities of debt are recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Senior Secured Convertible Notes

On May 21, 2020, the Company issued $108.1 million in aggregate principal amount of senior secured convertible notes (D-1 Convertible Notes) pursuant to the Note Purchase Agreement (Purchase Agreement), dated May 21, 2020. The total net proceeds from the D-1 Convertible Notes offering, after deducting debt issuance costs paid by the Company was $105.9 million. The notes were to mature on June 20, 2023, but were converted into approximately $140.4 million Series D-1 preferred units of Vacasa Holdings immediately prior to the consummation of the Reverse Recapitalization on December 6, 2021. In connection with the Reverse Recapitalization, the Series D-1 preferred units were recapitalized into units of Vacasa Holdings. For more details, see our 2021 Annual Report.

Prior to the Reverse Recapitalization, the D-1 Convertible Notes accrued cash interest daily at 3% per annum, payable annually in arrears on the anniversary date of the initial closing date. Additionally, the D-1 Convertible Notes accrued payment in kind interest fees (PIK interest) equal to 7% per annum, which was capitalized by adding the full amount of PIK interest to the principal balance on each anniversary date of the initial closing.

Paycheck Protection Program

Prior to the Company's acquisition of TurnKey, TurnKey entered into a $6.4 million note payable pursuant to the Paycheck Protection Program (PPP) under the CARES Act. Pursuant to the terms of the business combination, the then-current shareholders of TurnKey were required to set aside an amount equal to the PPP loan obligation in an escrow account for the possible repayment of the obligation assumed by the Company. The total loan obligation was repaid by the TurnKey shareholders in full in June 2021.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

In addition, the Borrower and its restricted subsidiaries are required to maintain a minimum amount of consolidated revenue, measured on a trailing four-quarter basis, as of the last date of each fiscal quarter, provided that such covenant will only apply if, on such date, the aggregate principal amount of outstanding borrowings under the Revolving Credit Facility and letters of credit (excluding undrawn amounts under any letters of credit in an aggregate face amount of up to $20.0 million and letters of credit that have been cash collateralized) exceeds 35% of the then-outstanding revolving commitments. The Borrower is also required to maintain liquidity of at least $15.0 million as of the last date of each fiscal quarter.

The obligations of the Borrower and the Guarantors are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors. As of June 30, 2022 and December 31, 2021, there were no borrowings outstanding under the Credit Agreement, and the Company was in compliance with all covenants under the agreement. As of June 30, 2022, $3.1 million of letters of credit were issued under the Credit Agreement, and $101.9 million was available for borrowings.

Note 11 - Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,

	2022	2021
Class G Common Stock(1)	$16,040	$61,514
Long-term portion of acquisition liabilities(2)	21,879	33,301
Long-term portion of operating lease liabilities	23,984	—
Other	14,699	17,308
Total other long-term liabilities	$76,602	$112,123

(1) For more information, see Note 13, Equity of our 2021 Annual Report.

(2) The long-term portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due after one year.

Note 12 - Income Taxes

For the three months ended June 30, 2022, the effective tax rate was a 0% expense on pre-tax loss, compared to a 0% benefit on pre-tax loss for the three months ended June 30, 2021. For the six months ended June 30, 2022, the effective tax rate was a 2% expense on pre-tax loss, compared to a 0% benefit on pre-tax loss for the six months ended June 30, 2021. The effective tax rate differs from our statutory rate in both periods due to the effect of flow-through entity income and losses for which the taxable income or loss is allocated to the members and due to valuation allowance considerations in 2022.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 13 - Equity and Equity-based Compensation
Equity-based Award Activities
Restricted Stock Units
A summary of the restricted stock unit (RSU) activity was as follows during the period indicated:

Activity Type	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	5,137	6.50
Vested	(442)	7.67
Forfeited	(169)	6.51
Outstanding as of June 30, 2022	4,526	6.39

As of June 30, 2022, there was unrecognized compensation expense of $23.4 million related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.8 years.

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

A summary of the PSU activity was as follows during the period indicated:

Activity Type	Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	837	5.20
Outstanding as of June 30, 2022	837	5.20

As of June 30, 2022, no PSUs have vested, and up to 1,673,140 shares of Class A Common Stock may be issuable in future periods if all service and performance requirements are achieved. As of June 30, 2022, there was unrecognized compensation expense of $3.7 million related to unvested PSUs, which is expected to be recognized over a weighted-average period of 2.2 years.

Stock Appreciation Rights

A summary of the stock appreciation rights (SARs) activity was as follows during the period indicated:

Activity Type	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2021	5,014	$2.95
Exercised	(74)	2.66
Forfeited	(375)	3.84
Outstanding as of June 30, 2022	4,565	2.89

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2022, there was $1.8 million of unrecognized compensation expense for the Company's SARs that will be recognized over a weighted-average remaining recognition period of 2.3 years. As of June 30, 2022, the Company's outstanding SARs had a weighted-average remaining contractual life of 3.6 years and an intrinsic value of $0.8 million.

Stock Options

A summary of the stock options activity was as follows during the period indicated:

Activity Type	Stock Options (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2021	5,461	$0.91
Exercised	(109)	0.57
Forfeited	(238)	1.36
Outstanding as of June 30, 2022	5,114	0.90

As of June 30, 2022, there was $0.6 million of unrecognized compensation expense for the Company's stock options that will be recognized over a weighted-average remaining recognition period of 2.0 years. As of June 30, 2022, the Company's outstanding stock options had a weighted-average remaining contractual life of 5.8 years and an intrinsic value of $10.5 million.

Profit Interest Units (Employee Equity Units)

A summary of the Vacasa Employee Holdings LLC employee equity units is as follows:

	Employee Equity Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding as of December 31, 2021	4,954	$4.34
Vested	(1,597)	4.02
Forfeited	—	—
Unvested outstanding as of June 30, 2022	3,357	4.50

As of June 30, 2022, there was $14.7 million of unrecognized compensation expense related to unvested employee equity units, which is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2021 Nonqualified Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible participants may purchase shares of the Company’s Class A common stock using payroll deductions, which may not exceed 15% of their total cash compensation. Offering and purchase periods begin on June 1 and December 1 of each year. Participants will be granted the right to purchase shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the applicable one-year offering period or (ii) the end of each six-month purchase period within the offering period.

The ESPP does not meet the criteria of Section 423 of the Internal Revenue Code and is considered a non-qualified plan for federal tax purposes. The Company has treated the ESPP as a compensatory plan under GAAP.

As of June 30, 2022, there were no shares of Class A Common Stock purchased under the ESPP.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense for the periods presented in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Cost of revenue	$319	$—	$617	$—
Operations and support	1,322	31	3,776	62
Technology and development	1,404	155	4,165	322
Sales and marketing	1,028	415	3,801	654
General and administrative	3,281	1,557	6,625	1,963
Total equity-based compensation expense	$7,354	$2,158	$18,984	$3,001

Vacasa Holdings LLC Equity

For the year-to-date period ended April 1, 2021, Vacasa Holdings redeemable convertible preferred units were probable of becoming redeemable in the future and were recorded at their maximum redemption amount, which was the greater of the original preferred unit issue price plus an amount equal to the preferred unpaid return or the then current fair value, at each balance sheet date. The Company recorded no remeasurement of its redeemable convertible preferred units during the three months ended June 30, 2021, and a loss of $426.1 million to remeasure its redeemable convertible preferred units to their maximum redemption values during the six months ended June 30, 2021. Subsequent to April 1, 2021, the Company did not adjust the carrying value of the Vacasa Holdings redeemable convertible preferred units to the deemed liquidation value of such units, as a qualifying liquidation event was not probable. In connection with the Reverse Recapitalization on December 6, 2021, all of the existing holders of Vacasa Holdings preferred units exchanged their interests in Vacasa Holdings for Class A Common Stock or Class B Common Stock and OpCo Units in Vacasa Holdings, and the Vacasa Holdings redeemable convertible preferred units are no longer outstanding.

For the six months ended June 30, 2021, Vacasa Holdings common unit warrants were measured and recorded at fair value on a recurring basis. The Company recorded a loss of $10.3 million to remeasure the common unit warrants to their fair values during the six months ended June 30, 2021. In connection with the Reverse Recapitalization on December 6, 2021, these warrants were net exercised in accordance with their terms and are no longer outstanding as of June 30, 2022 or December 31, 2021.

Note 14 - Net Income (Loss) Per Share

The Company calculates net income (loss) per share of Class A Common Stock in accordance with ASC 260, Earnings Per Share, which requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is calculated by dividing net income attributable to Vacasa, Inc. by the weighted-average shares of Class A Common Stock outstanding without the consideration for potential dilutive shares of common stock. Diluted net income (loss) per share represents basic net income (loss) per share adjusted to include the potentially dilutive effect of RSUs, PSUs, SARs, stock options, employee equity units, purchases under the ESPP, and Class G Common Stock. Diluted net income (loss) per share is computed by dividing the net income by the weighted-average number of Class A Common Stock equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. During periods of net loss, diluted net loss per share is equal to basic net loss per share because the antidilutive effect of potential common shares is disregarded.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a reconciliation of basic and diluted net income (loss) per Class A common share for the three and six months ended June 30, 2022 (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,

	2022	2022
Numerator for net income (loss) per class A common share calculation:
Net income (loss) attributable to Class A Common Stockholders, basic	$5,042	$(23,039)
Net income allocated to dilutive securities	79	—
Net income (loss) attributable to Class A Common Stockholders, diluted	$5,121	$(23,039)

Denominator for net income (loss) per Class A common share calculation:
Weighted-average shares outstanding, basic(1)	217,730	216,340
Effect of dilutive securities:
Restricted stock units	529	—
Stock appreciation rights	1,351	—
Stock options	4,203	—
Employee equity units	923	—
Total effect of dilutive securities	7,006	—
Weighted-average shares outstanding, diluted(1)	224,736	216,340

Basic net income (loss) per Class A common share:
Net income (loss) attributable to Class A Common Stockholders, basic	$5,042	$(23,039)
Weighted-average shares outstanding, basic	217,730	216,340
Net income (loss) per share of Class A Common Stock, basic	$0.02	$(0.11)

Diluted net income (loss) per Class A common share:
Net income (loss) attributable to Class A Common Stockholders, diluted	$5,121	$(23,039)
Weighted-average shares outstanding, diluted	224,736	216,340
Net income (loss) per share of Class A Common Stock, diluted	$0.02	$(0.11)

(1) Basic and diluted weighted-average shares outstanding include restricted stock units that have vested but whose settlement into Class A common stock has not yet occurred.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income (loss) per Class A common share either because their impact would have been antidilutive for the period presented or because they were contingently issuable upon the satisfaction of certain market conditions (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,

	2022	2022
OpCo units(1)	204,918	204,918
Restricted stock units	2,353	4,526
Performance stock units(2)	1,673	1,673
Stock appreciation rights	277	4,565
Stock options	261	5,114
Employee equity units	2,051	3,357
Employee stock purchase plan	1,835	1,835
Class G Common Stock	8,227	8,227
Common shares excluded from calculation of diluted net income (loss) per share	221,595	234,215

(1) These securities are neither dilutive or anti-dilutive for the period presented as their assumed redemption for Class A common stock would cause a proportionate increase to “Net income (loss) attributable to Class A Common Stockholders, diluted".

(2) PSUs are contingently issuable upon the satisfaction of certain market conditions. As of June 30, 2022, none of the requisite market conditions have been met, and therefore all such contingently issuable shares have been excluded from the calculation of diluted loss per share of Class A Common Stock.

Note 15 – Commitments and Contingencies

Leases

See Note 8, Leases.

Regulatory Matters and Legal Proceedings

The Company’s operations are subject to dynamic laws, rules, and regulations varying by jurisdiction. In addition, the Company has been and is currently a party to various legal proceedings, including employment and general litigation matters, which arise in the ordinary course of business. Such proceedings and claims can require the Company to expend significant financial and operational resources.

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

As of June 30, 2022 and December 31, 2021, the Company had an obligation to remit Lodging Taxes collected from guests who had stayed in these jurisdictions totaling $32.9 million and $11.1 million, respectively. These payables are recorded in hospitality and sales taxes payable on the condensed consolidated balance sheets.

The Company’s potential obligations with respect to Lodging Taxes could be affected by various factors, which include, but are not limited to, whether the Company determines, or any tax authority asserts, that the Company has a responsibility to collect lodging and related taxes on either historical or future transactions or by the introduction of new ordinances and taxes that subject the Company’s operations to such taxes. The Company is under audit and inquiry by various domestic tax authorities with regard to non-income tax matters. The Company has estimated liabilities in a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company has additional liabilities, and the related amounts can be reasonably estimated. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its homeowners, guests, and service contracts. The disputes involve the applicability of transactional taxes (such as sales, value-added, information reporting, and similar taxes) to services provided. As of June 30, 2022 and December 31, 2021, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $13.0 million and $13.1 million, respectively. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

Refer to Note 12, Income Taxes, for further discussion on other income tax matters.

Litigation

The Company has been and is currently involved in litigation and legal proceedings and subject to legal claims in the ordinary course of business. These include legal claims asserting, among other things, commercial, competition, tax, employment, discrimination, consumer, personal injury, negligence and property rights. The outcomes of legal proceedings are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters. The Company believes that the final disposition of these proceedings, except as otherwise disclosed below, elsewhere our notes to the financial statements in this report or in our 2021 Annual Report, will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

The Company has received notice of certain threatened claims alleged against it, including wrongful death claims, relating to a fire in 2020 at rental units managed by the Company. Litigation has not been commenced. While the Company’s internal investigation continues, based on facts known to date we believe we have strong defenses and intend to vigorously defend ourselves. The amount of any potential loss or range of potential loss is not reasonably estimable at this time.

In the future, we may become party to additional legal proceedings that may subject the Company to settlements, monetary damage awards, fines, penalties, and/or injunctive orders. Furthermore, the outcome of these matters could materially adversely affect the Company’s business, results of operations, and financial condition.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Indemnification

As a matter of ordinary course, the Company provides indemnification clauses in commercial agreements where appropriate, in accordance with industry standards. As a result, the Company may be obligated to indemnify third parties for losses or damages incurred in connection with the Company’s operations or its non-compliance with contractual obligations. Additionally, the Company has entered into indemnification agreements with its officers and directors and its bylaws contain certain indemnification obligations for officers and directors. It is not possible to determine the aggregate maximum potential loss pursuant to the aforementioned indemnification provisions and obligations due to the unique facts and circumstances involved in each particular situation.

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

Support for our Guests

•In response to the COVID-19 pandemic, we began issuing future stay credits to guests who chose to cancel within our enhanced cancellation policy. Subsequently, we began issuing future stay credits in response to a more broad variety of events that led to cancellations. As of June 30, 2022, we accrued approximately $7.5 million of value of unused future stay credits.
•While COVID-19 and its variants and strains continued to affect certain segments of the global travel industry, our whole home offering has resonated with guests, providing them with more control over their environment as compared to traditional accommodations.

Direct Labor Costs

~~•~~The Canada Emergency Wage Subsidy (CEWS) was announced on March 27, 2020. Under this program, qualifying businesses can receive a subsidy for up to 75% of their employees’ wages, subject to certain limitations. We received no wage subsidy from the Canadian government as part of the CEWS for the three and six months ended June 30, 2022, and we received $0.6 million and $1.2 million for the three and six months ended June 30, 2021. These subsidies are included in operating costs and expenses in the condensed consolidated statement of operations.
•The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. As of June 30, 2022 and December 31, 2021, the remaining deferral of $3.8 million is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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

Seasonality

Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate has unique seasonality, events, and weather that can increase or decrease demand for our offerings. Certain holidays can have an impact on our revenue by increasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, our second and third quarters have higher revenue due to increased Nights Sold. Our Gross Booking Value (GBV) typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our hourly staffing to handle increased activity on our platform in those periods. See additional information about GBV and Nights Sold under the "Key Business Metrics and Non-GAAP Financial Measures" heading below.

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

Operations and support

Operations and support costs consist primarily of compensation costs, which includes wages, benefits, payroll taxes, and equity-based compensation, for employees that support our local operations teams in the field. Also included is the cost of call center customer support and the allocation of facilities and certain corporate costs.

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

We expect technology and development expenses to continue to increase in absolute dollars as we hire more software developers and expand the capabilities and scope of our platform. We anticipate technology and development expenses as a percentage of revenue may fluctuate from period to period depending on investments in product features, automation, and efficiency.

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

General and administrative

General and administrative expenses primarily consist of personnel related compensation costs, including equity-based compensation, for administrative employees, including finance and accounting, human resources, communications, and legal, as well as general corporate and director and officer insurance. General and administrative costs also include professional services fees, including accounting, legal and consulting expenses, rent expense for corporate facilities and storage, office supplies, and travel and entertainment expenses.

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

Depreciation

Depreciation expense consists of depreciation on capitalized internal-use software, furniture and fixtures, buildings and improvements, leasehold improvements, computer equipment, and vehicles.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(in thousands)
Revenue	$310,348	$237,609	$557,608	$367,027
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below(1)	152,094	118,368	273,853	193,994
Operations and support(1)	60,171	47,065	119,472	77,401
Technology and development(1)	16,506	11,107	34,071	18,603
Sales and marketing(1)	62,232	39,174	121,889	64,714
General and administrative(1)	29,242	18,923	52,443	40,346
Depreciation	6,381	4,242	11,300	8,307
Amortization of intangible assets	14,018	12,074	30,281	16,799
Total operating costs and expenses	340,644	250,953	643,309	420,164
Loss from operations	(30,296)	(13,344)	(85,701)	(53,137)
Interest income	403	13	441	26
Interest expense	(741)	(3,075)	(1,351)	(5,906)
Other income (expense), net	40,680	(3,628)	41,522	(10,349)
Income (loss) before income taxes	10,046	(20,034)	(45,089)	(69,366)
Income tax benefit (expense)	(100)	113	(903)	152
Net income (loss)	$9,946	$(19,921)	$(45,992)	$(69,214)

(1) Includes equity-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$319	$—	$617	$—
Operations and support	1,322	31	3,776	62
Technology and development	1,404	155	4,165	322
Sales and marketing	1,028	415	3,801	654
General and administrative	3,281	1,557	6,625	1,963
Total equity-based compensation expense	$7,354	$2,158	$18,984	$3,001

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	49%	50%	49%	53%
Operations and support	19%	20%	21%	21%
Technology and development	5%	5%	6%	5%
Sales and marketing	20%	16%	22%	18%
General and administrative	9%	8%	9%	11%
Depreciation	2%	2%	2%	2%
Amortization of intangible assets	5%	5%	5%	5%
Total operating costs and expenses	110%	106%	115%	114%
Loss from operations	(10)%	(6)%	(15)%	(14)%
Interest income	—%	—%	—%	—%
Interest expense	—%	(1)%	—%	(2)%
Other income (expense), net	13%	(2)%	7%	(3)%
Income (loss) before income taxes	3%	(8)%	(8)%	(19)%
Income tax benefit (expense)	—%	—%	—%	—%
Net income (loss)	3%	(8)%	(8)%	(19)%

Comparison of the Three Months and Six Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue	$310,348	$237,609	$72,739	31%	$557,608	$367,027	$190,581	52%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

Revenue increased by $72.7 million, or 31%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily driven by an increase of $71.2 million, or 31%, in our vacation rental platform revenue. The increase in vacation rental platform revenue was mostly driven by a combination of higher Nights Sold and higher GBV per Night Sold in the second quarter of 2022 compared to the prior year period. Nights Sold increased 17% primarily due to portfolio additions and individual homes added to our platform during or after three months ended June 30, 2021. GBV per Night Sold increased by 13% primarily due to optimization of rates and fees, as well as the mix of homes on our platform.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Revenue increased by $190.6 million, or 52%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily driven by an increase of $189.3 million, or 55%, in our vacation rental platform revenue, including $15.0 million related to the recognition of breakage revenue associated with future stay credits. The increase in vacation rental platform revenue was mostly driven by a combination of higher Nights Sold and higher GBV per Night Sold in the first six months of 2022 compared to the prior year period. Nights Sold increased 34% primarily due to our strategic acquisition of TurnKey, portfolio additions, and individual homes added to our platform during or after the six months ended June 30, 2021. GBV per Night Sold increased by 15% primarily due to optimization of rates and fees, as well as the mix of homes on our platform.

Cost of revenue

	Three Months Ended June 30,				Six Months Ended June 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$152,094	$118,368	$33,726	28%	$273,853	$193,994	$79,859	41%
Percentage of revenue	49.0%	49.8%			49.1%	52.9%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

Cost of revenue increased by $33.7 million, or 28%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due primarily to a $17.6 million increase in personnel-related expenses, an $11.1 million increase in expenses related to our home care solutions and home supplies, and a $3.0 million increase in payment processing costs. The increase in personnel-related expenses includes an increase of $0.3 million related to equity-based compensation.

Cost of revenue as a percentage of revenue decreased 80 basis points for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to a 50 basis point decrease in personnel-related expenses related to housekeeping, and a 30 basis point decrease in costs related to our real estate brokerage services and community association management services, which comprise a smaller portion of our total revenue due to the growth of our vacation rental platform

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Cost of revenue increased by $79.9 million, or 41%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due primarily to a $46.8 million increase in personnel-related expenses, a $25.4 million increase in expenses related to our home care solutions and home supplies, and a $5.5 million increase in payment processing costs. The increase in personnel-related expenses includes an increase of $0.6 million related to equity-based compensation.

Cost of revenue as a percentage of revenue decreased 380 basis points for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a 150 basis point decrease in costs related to our real estate brokerage services and community association management services, which comprise a smaller portion of our total revenue due to the growth of our vacation rental platform, a 120 basis point decrease in payment processing costs, and a 50 basis point decrease in personnel-related expenses.

Operations and support

	Three Months Ended June 30,				Six Months Ended June 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Operations and support	$60,171	$47,065	$13,106	28%	$119,472	$77,401	$42,071	54%
Percentage of revenue	19.4%	19.8%			21.4%	21.1%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

Operations and support costs increased by $13.1 million, or 28%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to a $13.0 million increase in personnel-related expenses in our field operations, central operations, and customer experience teams. The increase in personnel-related expenses includes an increase of $1.3 million related to equity-based compensation.

Operations and support costs as a percentage of revenue decreased 40 basis points for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due primarily to a 60 basis point decrease in facility-related and other expenses, driven by the increased density and scale of our business resulting in improved operating leverage. This was partially offset by a 40 basis point increase in equity-based compensation.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Operations and support costs increased by $42.1 million, or 54%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a $39.5 million increase in personnel-related expenses in our field operations, central operations, and customer experience teams. The increase in personnel-related expenses includes an increase of $3.7 million related to equity-based compensation.

Operations and support costs as a percentage of revenue increased 30 basis points for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due primarily to a 100 basis point increase in personnel-related expenses, of which 70 basis points related equity-based compensation. This was partially offset by a 70 basis point decrease in facility-related expenses, driven by the increased density and scale of our business resulting in improved operating leverage.

Technology and development

	Three Months Ended June 30,				Six Months Ended June 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Technology and development	$16,506	$11,107	$5,399	49%	$34,071	$18,603	$15,468	83%
Percentage of revenue	5.3%	4.7%			6.1%	5.1%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

Technology and development expenses increased by $5.4 million, or 49%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due primarily to a $2.8 million increase in software license and maintenance costs and a $2.4 million increase in personnel-related expenses. The increase in personnel-related expenses was driven by an increase of $1.2 million related to equity-based compensation, and by increased headcount.

Technology and development expenses as a percentage of revenue increased by 60 basis points for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to a 30 basis point increase in equity-based compensation and a 30 basis point increase in software license and maintenance costs.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Technology and development expenses increased by $15.5 million, or 83%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due primarily to a $8.0 million increase in software license and maintenance costs and a $7.2 million increase in personnel-related expenses. The increase in personnel-related expenses was driven by an increase of $3.8 million related to equity-based compensation, and by increased headcount.

Technology and development expenses as a percentage of revenue increased by 100 basis points for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a 60 basis point increase in equity-based compensation and a 60 basis point increase in software license and maintenance costs.

Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$62,232	$39,174	$23,058	59%	$121,889	$64,714	$57,175	88%
Percentage of revenue	20.1%	16.5%			21.9%	17.6%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

Sales and marketing expenses increased by $23.1 million, or 59%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was due primarily to a $10.7 million increase in personnel-related expenses driven by increased headcount primarily among our sales force, a $6.8 million increase in listing fees paid to our distribution partners driven by a 32% increase in GBV, and a $5.4 million increase in advertising to attract homeowners and guests to our platform. The increase in personnel-related expenses includes an increase of $0.6 million related to equity-based compensation.

Sales and marketing expenses as a percentage of revenue increased 360 basis points for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to a 180 basis point increase in personnel-related expenses, of which 20 basis points was attributable to equity-based compensation, a 130 basis point increase in advertising to attract homeowners and guests to our platform, and a 60 basis point increase in listing fees paid to our distribution partners.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Sales and marketing expenses increased by $57.2 million, or 88%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was due primarily to an $28.8 million increase in personnel-related expenses driven by increased headcount primarily among our sales force, a $15.2 million increase in listing fees paid to our distribution partners driven by a 54% increase in GBV, and a $12.8 million increase in advertising to attract homeowners and guests to our platform. The increase in personnel-related expenses includes an increase of $3.1 million related to equity-based compensation.

Sales and marketing expenses as a percentage of revenue increased a 430 basis points for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a 250 basis point increase in personnel-related expenses, of which 60 basis points was attributable to equity-based compensation, a 140 basis point increase in advertising to attract homeowners and guests to our platform, and a 20 basis point increase in listing fees paid to our distribution partners.
General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$29,242	$18,923	$10,319	55%	$52,443	$40,346	$12,097	30%
Percentage of revenue	9.4%	8.0%			9.4%	11.0%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

General and administrative expenses increased by $10.3 million, or 55%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due primarily to a $8.3 million increase in personnel-related and professional services expenses to support the increasing scale of our business and a $2.9 million increase in credit loss expense, partially offset by a $1.1 million decrease in third-party expenses incurred to prepare for the requirements of being a public company completed in fiscal 2021 and a $1.0 million decrease in costs related to the acquisition of TurnKey completed in fiscal 2021. The increase in personnel-related expenses includes an increase of $1.7 million related to equity-based compensation.

General and administrative expenses as a percentage of revenue increased 140 basis points for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due primarily to a 150 basis point increase in personnel-related and professional services expenses to support the increasing scale of our business and a 100 basis point increase in credit loss expense, partially offset by a 50 basis point decrease in third-party expenses incurred to prepare for the requirements of being a public company, and a 40 basis point decrease in costs related to the acquisition of TurnKey.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

General and administrative expenses increased by $12.1 million, or 30%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due primarily to a $18.3 million increase in personnel-related and professional services expenses to support the increasing scale of our business and a $1.8 million increase in credit loss expense, partially offset by a $7.1 million decrease in costs related to the acquisition of TurnKey completed in fiscal 2021 and a $2.6 million decrease in third-party expenses incurred to prepare for the requirements of being a public company. The increase in personnel-related expenses includes an increase of $4.7 million related to equity-based compensation.

General and administrative expenses as a percentage of revenue decreased 160 basis points for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due primarily to a 200 basis point decrease in costs related to the acquisition of TurnKey and a 70 basis point decrease in third-party expenses incurred to prepare for the requirements of being a public company, partially offset by a 140 basis point increase in personnel-related and professional services expenses to support the increasing scale of our business and a 20 basis point increase in credit loss expense.

Depreciation and Amortization of intangible assets

	Three Months Ended June 30,				Six Months Ended June 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Depreciation	$6,381	$4,242	$2,139	50%	$11,300	$8,307	$2,993	36%
Percentage of revenue	2.1%	1.8%			2.0%	2.3%

Amortization of intangible assets	$14,018	$12,074	$1,944	16%	$30,281	$16,799	$13,482	80%
Percentage of revenue	4.5%	5.1%			5.4%	4.6%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

Depreciation expense increased by $2.1 million, or 50%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due primarily to continued investment in our platform, including capitalized software to support our products and services.

Amortization of intangible assets increased by $1.9 million, or 16%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to recent portfolio additions.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Depreciation expense increased by $3.0 million, or 36%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due primarily to continued investment in our platform, including capitalized software to support our products and services.

Amortization of intangible assets increased by $13.5 million, or 80%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to the strategic acquisition of TurnKey during the second quarter of 2021 and recent portfolio additions.

Interest income, Interest expense and Other income (expense), net

	Three Months Ended June 30,				Six Months Ended June 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest income	$403	$13	$390	3,000%	$441	$26	$415	1,596%
Percentage of revenue	0.1%	—%			0.1%	—%

Interest expense	$(741)	$(3,075)	$2,334	(76)%	$(1,351)	$(5,906)	$4,555	(77)%
Percentage of revenue	(0.2)%	(1.3)%			(0.2)%	(1.6)%

Other income (expense), net	$40,680	$(3,628)	$44,308	(1,221)%	$41,522	$(10,349)	$51,871	(501)%
Percentage of revenue	13.1%	(1.5)%			7.4%	(2.8)%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021

Interest income increased by $0.4 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Interest expense decreased by $2.3 million, or 76%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. In connection with the Reverse Recapitalization on December 6, 2021, the D-1 Convertible Notes converted into equity interests, and therefore we did not incur any interest during the three months ended June 30, 2022.

Other income (expense), net increased by $44.3 million, or 1,221%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. For the three months ended June 30, 2021, the activity was driven by an increase in the fair value of Vacasa Holdings common unit warrant derivative liabilities of $3.6 million. In connection with the Reverse Recapitalization on December 6, 2021, the Vacasa Holdings warrant derivative liabilities were net exercised are no longer outstanding. For the three months ended June 30, 2022, the activity was driven by a $44.7 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock.

Six Months Ended June 30, 2022 Compared with the Same Period in 2021

Interest income increased by $0.4 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Interest expense decreased by $4.6 million, or 77%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. In connection with the Reverse Recapitalization on December 6, 2021, the D-1 Convertible Notes converted into equity interests, and therefore did not incur any interest during the six months ended June 30, 2022.

Other income (expense), net increased by $51.9 million, or 501%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. For the six months ended June 30, 2021, the activity was driven by an increase in the fair value of Vacasa Holdings common unit warrant derivative liabilities of $10.3 million. In connection with the Reverse Recapitalization on December 6, 2021, the Vacasa Holdings warrant derivative liabilities were net exercised are no longer outstanding. For the six months ended June 30, 2022, the activity was driven by a $45.5 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock.

Key Business Metrics and Non-GAAP Financial Measures

We collect and analyze key business metrics and non-GAAP financial measures to assess our performance. In addition to revenue, net income (loss), loss from operations, and other results under GAAP, we use non-GAAP financial measures, including Adjusted EBITDA, Non-GAAP cost of revenue, Non-GAAP operations and support, Non-GAAP technology and development, Non-GAAP sales and marketing, and Non-GAAP general and administrative (collectively, the "Non-GAAP Financial Measures") to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We provide a reconciliation below of the Non-GAAP Financial Measures to their most directly comparable GAAP financial measures.

We believe these Non-GAAP Financial Measures, when taken together with their corresponding comparable GAAP financial measures, are useful for analysts and investors. These Non-GAAP Financial Measures allow for a more meaningful comparison between our performance and that of our competitors by excluding items that are non-cash in nature or when the amount and timing of these items is unpredictable or one-time in nature, not driven by the performance of our core business operations and renders comparisons with prior periods and competitors less meaningful.

The key business metrics and Non-GAAP Financial Measures have significant limitations as an analytical tool, should be considered as supplemental in nature, and are not meant as a substitute for any financial information prepared in accordance with GAAP. We believe the Non-GAAP Financial Measures provide useful information to investors and others in understanding and evaluating our results of operations, are frequently used by these parties in evaluating companies in our industry, and provide useful measures for period-to-period comparisons of our business performance. Moreover, we present the key business metrics and Non-GAAP Financial Measures because they are key measurements used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

The Non-GAAP Financial Measures have significant limitations as analytical tools, including that:
•these measures do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•these measures do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the interest expense, or the cash required to service interest or principal payments, on our debt;
•some of these measures exclude stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;
•Adjusted EBITDA and Non-GAAP general and administrative expense do not include one-time costs related to strategic business combinations;
•the measures do not reflect our tax expense or the cash required to pay our taxes; and

•with respect to Adjusted EBITDA, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measure does not reflect any cash requirements for such replacements.

In the future we may incur expenses or charges such as those being adjusted in the calculation of these Non-GAAP Financial Measures. Our presentation of these Non-GAAP Financial Measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items and may be different from similarly titled metrics or measures presented by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(in thousands, except GBV per Night Sold)
Gross booking value (GBV)	$676,432	$514,201	$1,170,874	$760,078
Nights sold	1,644	1,407	2,993	2,231
GBV per Night Sold	$411	$365	$391	$341

Gross Booking Value

GBV represents the dollar value of bookings from our distribution partners as well as those booked directly on our platform related to Nights Sold during the period and cancellation fees for bookings cancelled during the period (which may relate to bookings made during prior periods). GBV is inclusive of amounts charged to guests for rent, fees, and the estimated taxes paid by guests when we are responsible for collecting tax.

Growth in GBV reflects our ability to attract homeowners through individual additions, portfolio transactions or strategic acquisitions, retain homeowners and guests, optimize the availability and sale throughput of nights. Growth in GBV also reflects growth in Nights Sold and the pricing of rents, fees, and estimated taxes paid by guests.

Through the three months ended June 30, 2022, GBV increased to $676.4 million, a 32% increase compared to the same period in 2021. The increase was primarily driven by the growth of new homes on our platform and Nights Sold, and optimization of rates and fees, which led to an increase in the GBV per Night Sold.

Through the six months ended June 30, 2022, GBV increased to $1,170.9 million, a 54% increase compared to the same period in 2021. The increase was primarily driven by the growth of new homes on our platform and Nights Sold, and optimization of rates and fees, which led to an increase in the GBV per Night Sold.

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

Through the three months ended June 30, 2022, Nights Sold increased to 1.6 million, or 17%, compared to the same period in 2021. The increase in Nights Sold was driven by growth of new homes on our platform.

Through the six months ended June 30, 2022, Nights Sold increased to 3.0 million, or 34%, compared to the same period in 2021. The increase in Nights Sold was driven by growth of new homes on our platform.

As we continue to add new homes to our platform in existing and new markets and optimize their availability, pricing occupancy, and distribution, we expect Nights Sold to continue to grow.

Gross Booking Value per Night Sold

GBV per Night Sold represents the dollar value of each night stayed by guests on our platform in a given period. GBV per Night Sold reflects the pricing of rents, fees, and estimated taxes paid by guests.

Growth in GBV per Night Sold reflects our ability to optimize pricing and throughput of the homes on our platform, which helps to create higher performing vacation rental homes. There is a strong relationship between GBV and Nights Sold and these two variables are managed in concert with one another. Our proprietary pricing algorithms are continually evaluating the trade-offs between price and occupancy to optimize the mix of Nights Sold and GBV per Night Sold with the goal of maximizing homeowner income.

Through the three months ended June 30, 2022, GBV per Night Sold increased to $411, or 13%, compared to the same period in 2021. The increase in GBV per Night Sold was primarily driven by optimization of rates and fees, as well as the mix of homes on our platform.

Through the six months ended June 30, 2022, GBV per Night Sold increased to $391, or 15%, compared to the same period in 2021. The increase in GBV per Night Sold was primarily driven by optimization of rates and fees, as well as the mix of homes on our platform.

We continue to optimize existing supply, drive platform innovation, and add new enhancements to expand our technological advantage to help improve our yield management.

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) excluding: (1) depreciation and acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable; (2) interest income and expense; (3) any other income or expense not earned or incurred during our normal course of business; (4) any income tax benefit or expense; (5) equity-based compensation costs; (6) one-time costs related to strategic business combinations; and (7) restructuring costs. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature or the amount and timing of these items is unpredictable or one-time in nature, not driven by the performance of our core business operations and renders comparisons with prior periods and competitors less meaningful. Adjusted EBITDA as a percentage of Revenue is calculated by dividing Adjusted EBITDA for a period by Revenue for the same period.

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

In the three months ended June 30, 2022, Adjusted EBITDA was $(2.5) million, compared to $6.5 million in the same period in 2021. The unfavorable change in Adjusted EBITDA is a reflection of increases in our operating costs and expenses, as discussed above. In the three months ended June 30, 2022, Adjusted EBITDA as a percentage of Revenue was (1)%, compared to 3% in the same period in 2021.

In the six months ended June 30, 2022, Adjusted EBITDA was $(24.7) million, compared to $(17.3) million in the same period in 2021. The unfavorable change in Adjusted EBITDA is a reflection of increases in our operating costs and expenses, as discussed above. In the three months ended June 30, 2022, Adjusted EBITDA as a percentage of Revenue was (4)%, compared to (5)% in the same period in 2021.

The following table reconciles net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(in thousands, except percentages)
Net income (loss)	$9,946	$(19,921)	$(45,992)	$(69,214)
Add back:
Depreciation and amortization of intangible assets	20,399	16,316	41,581	25,106
Interest income	(403)	(13)	(441)	(26)
Interest expense	741	3,075	1,351	5,906
Other income (expense), net	(40,680)	3,628	(41,522)	10,349
Income tax benefit (expense)	100	(113)	903	(152)
Equity-based compensation	7,354	2,158	18,984	3,001
Business combination costs(1)	59	1,323	480	7,514
Restructuring(2)	—	—	—	249
Adjusted EBITDA	$(2,484)	$6,453	$(24,656)	$(17,267)
Adjusted EBITDA as a percentage of Revenue	(1)%	3%	(4)%	(5)%

(1) Represents third party costs associated with the strategic acquisition of TurnKey, and third party costs associated with our Reverse Recapitalization in 2021.

(2) Represents costs associated with the wind-down of a significant portion of our international operations.

Non-GAAP Operating Expenses

We calculate Non-GAAP cost of revenue, Non-GAAP operations and support expense, Non-GAAP technology and development expense, and Non-GAAP sales and marketing expense by excluding the non-cash expenses arising from the grant of equity-based awards. We calculate Non-GAAP General and administrative expense by excluding the non-cash expenses arising from the grant of equity-based awards, and one-time costs related to strategic business combinations.

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$152,094	$118,368	$273,853	$193,994
Less: equity-based compensation	319	—	617	—
Non-GAAP cost of revenue	$151,775	$118,368	$273,236	$193,994

Operations and support	$60,171	$47,065	$119,472	$77,401
Less: equity-based compensation	1,322	31	3,776	62
Non-GAAP operations and support	$58,849	$47,034	$115,696	$77,339

Technology and development	$16,506	$11,107	$34,071	$18,603
Less: equity-based compensation	1,404	155	4,165	322
Non-GAAP technology and development	$15,102	$10,952	$29,906	$18,281

Sales and marketing	$62,232	$39,174	$121,889	$64,714
Less: equity-based compensation	1,028	415	3,801	654
Non-GAAP sales and marketing	$61,204	$38,759	$118,088	$64,060

General and administrative	$29,242	$18,923	$52,443	$40,346
Less: equity-based compensation	3,281	1,557	6,625	1,963
Less: business combination costs(1)	59	1,323	480	7,514
Non-GAAP general and administrative	$25,902	$16,043	$45,338	$30,869

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

As of June 30, 2022, we had cash and cash equivalents of $319.3 million. In addition, as of June 30, 2022, $101.9 million was available for borrowing under our Revolving Credit Facility (as defined below). Our primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures and other general corporate purposes. In addition, following the Reverse Recapitalization, we expect to need cash to make payments under the Tax Receivable Agreement. For more details regarding the Tax Receivable Agreement, see our 2021 Annual Report. We expect our operations will continue to be financed primarily by equity offerings, debt financing, and cash and cash equivalents. We believe our existing sources of liquidity will be sufficient to fund operations, working capital requirements, capital expenditures, and debt service obligations for at least the next twelve months.

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

Senior Secured Convertible Notes

In May 2020, we entered into a note purchase agreement with certain of our existing investors pursuant to which we issued $108.1 million in aggregate principal amount of D-1 Convertible Notes. The D-1 Convertible Notes accrued cash interest daily at 3% per annum, payable annually in arrears on the anniversary date of the initial closing date. Additionally, the D-1 Convertible Notes accrued PIK interest equal to 7% per annum, capitalized by adding the full amount of PIK interest to the principal balance on each anniversary date of the initial closing. In connection with the Reverse Recapitalization, the D-1 Convertible Notes converted into equity interests and are no longer outstanding as of June 30, 2022.

Revolving Credit Facility

In October 2021, we entered into a credit agreement, which, as subsequently amended in December 2021 (as amended, the Credit Agreement), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million (Revolving Credit Facility). The Revolving Credit Facility includes a sub-facility for letters of credit in an aggregate face amount of $40.0 million which reduces borrowing availability under the Revolving Credit Facility. As of June 30, 2022, there were no borrowings outstanding and there were $3.1 million of letters of credit issued under the Credit Agreement.

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

The Credit Agreement contains customary covenants. In addition, we are required to maintain a minimum amount of consolidated revenue, measured on a trailing four-quarter basis, as of the last date of each fiscal quarter, provided that such covenant will only apply if, on such date, the aggregate principal amount of outstanding borrowings under the Revolving Credit Facility and letters of credit (excluding undrawn amounts under any letters of credit in an aggregate face amount of up to $20.0 million and letters of credit that have been cash collateralized) exceeds 35% of the then-outstanding revolving commitments. We are also required to maintain liquidity of at least $15.0 million as of the last date of each fiscal quarter.

See Note 10, Debt to our condensed consolidated financial statements for additional information.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,

	2022	2021
	(in thousands)
Net cash provided by operating activities	$351,220	$304,378
Net cash used in investing activities	(92,018)	(11,676)
Net cash used in financing activities	(18,793)	(7,176)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(160)	62
Net increase in cash, cash equivalents and restricted cash	$240,249	$285,588

Operating Activities

Net cash provided by operating activities was $351.2 million for the six months ended June 30, 2022, primarily attributable to a net loss of $46.0 million, offset by $11.9 million of non-cash items including depreciation, amortization of intangible assets, amortization of operating lease right-of-use assets, fair value adjustment on derivative liabilities, and equity-based compensation expense. Additional sources of cash flows resulted from changes in working capital, including a $228.1 million increase in funds payable to owners, a $74.6 million increase in deferred revenue and future stay credits, and a $44.3 million increase in hospitality and sales taxes payable, each as a result of increased bookings on our platform.

Net cash provided by operating activities was $304.4 million for the six months ended June 30, 2021, primarily attributable to a net loss of $69.2 million, offset by $44.5 million of non-cash items related to depreciation, amortization of intangible assets, fair value adjustment on warrant derivative liabilities, equity-based compensation expense and PIK interest related to our D-1 Convertible Notes. Additional sources of cash flows resulted from changes in working capital, including a $191.4 million increase in funds payable to owners, a $38.1 million increase in hospitality and sales taxes payable, and a $85.9 million increase in deferred revenue and future stay credits as a result of increased bookings on our platform.
Investing Activities

Net cash used in investing activities was $92.0 million for the six months ended June 30, 2022, primarily due to $80.4 million of cash paid for business combinations, net of cash and restricted cash acquired, $6.7 million of cash paid for purchases of property and equipment, and $4.9 million of cash paid for capitalized internally developed software costs.

Net cash used in investing activities was $11.7 million for the six months ended June 30, 2021, primarily due to net cash payments for business acquired of $6.9 million and $2.7 million of cash paid for capitalized internally developed software costs.
Financing Activities

Net cash used in financing activities was $18.8 million for the six months ended June 30, 2022, primarily attributable to $18.2 million of cash payments for business combinations.

Net cash used in financing activities was $7.2 million for the six months ended June 30, 2021, primarily attributable to $6.9 million of cash payments for business combinations.

Material Cash Requirements from Contractual and Other Obligations

As of June 30, 2022, there were no material changes outside the ordinary course of business to the contractual obligations from the information disclosed in our 2021 Annual Report.

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

Inflation Risk

In recent periods, inflation has increased in the United States and other markets in which we operate. To date, we do not believe these increases have had a material impact on our business, results of operations, cash flows, or financial condition. The prospective impact of inflation on our business, results of operations, cash flows, and financial condition is uncertain and will depend on future developments that we may not be able to accurately predict.

Interest Rate Fluctuation Risk

We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities. Future borrowings under our Revolving Credit Facility, if any, may also be susceptible to interest rate risk.

Our cash and cash equivalents primarily consist of cash deposits and marketable securities. We do not enter into investments for trading or speculative purposes. Because our cash equivalents generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of June 30, 2022.

As we do not have any borrowing under our Revolving Credit Facility as of June 30, 2022, we are not currently exposed to the risk related to fluctuations in interest rates to the extent the Alternate Base Rate exceeds the floor.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

As permitted by related SEC staff interpretive guidance for newly acquired businesses, the operations of five of our portfolio transactions (collectively, the "Acquired Businesses") were excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. The operations of the Acquired Businesses were excluded from the evaluation of the effectiveness of our disclosure controls and procedures only for the period (not beyond one year from the date of acquisition) and extent to which the operations had not yet been integrated into our existing control environment. The Acquired Businesses represented approximately 5.9% of our total assets (excluding goodwill and intangible assets) as of June 30, 2022. The Acquired Businesses represented approximately 1.2% and 0.7% of revenues for the three and six months ended June 30, 2022, respectively.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Depending on the nature of the proceeding, claim, or investigation, we may be subject to settlements, monetary damage awards, fines, penalties, or injunctive orders. Furthermore, the outcome of these matters could materially adversely affect our business, results of operations, and financial condition. The outcomes of legal proceedings, claims, and government investigations are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters. While it is not possible to determine the outcomes, we believe based on our current knowledge that the resolution of all such pending matters will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations, cash flows, or financial condition

Item 1A. Risk Factors

Other than the risk factor below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in our 2021 Annual Report. Our business, operations and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A Common Stock. You should carefully read and consider the risks and uncertainties described below as well as those included in our 2021 Annual Report, together with all of the other information in our 2021 Annual Report and this Quarterly Report and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in our 2021 Annual Report and this Quarterly Report may not be the only ones we face.

Our 2021 Annual Report includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the 2021 Annual Report.

Risks Related to Ownership of our Class A Common Stock

Future sales of our Class A Common Stock in the public market could cause the market price of our Class A Common Stock to decline significantly, even if our business is doing well.

The market price of our Class A Common Stock could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. Lock-up restrictions applicable to a significant portion of our Class A Common Stock outstanding (as well as the shares of our Class A Common Stock issuable upon the exercise and/or settlement of outstanding equity awards) expired in June 2022. Such shares of Class A Common Stock are now eligible for sale in the public market, subject to compliance with applicable securities laws.

Furthermore, the holders (OpCo Unitholders) of common units (OpCo Units) of Vacasa Holdings LLC (OpCo), other than Vacasa, Inc., will have the right, pursuant to the Fourth Amended and Restated Limited Liability Company Agreement of OpCo, to cause OpCo to acquire all or a portion of their vested OpCo Units, which may be settled for, at our election, shares of Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each OpCo Unit redeemed (subject to conversion rate adjustments for stock splits, stock dividends and reclassification) or an equivalent amount of cash and, in each case, the cancellation of an equal number of shares of such OpCo Unitholder's Class B Common Stock. Any shares of Class A Common Stock we may issue in connection with such redemptions will also be eligible for sale in the public market subject to compliance with applicable securities laws.

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

Vacasa, Inc.
(Registrant)

August 10, 2022	By:	/s/ Matthew Roberts
(Date)	Name:	Matthew Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 10, 2022	By:	/s/ Jamie Cohen
(Date)	Name:	Jamie Cohen
	Title:	Chief Financial Officer
(Principal Financial Officer)