Form 10-Q
period 2022-09-30
Vacasa, Inc.
filed 2022-11-10
CIK 1874944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2022, 234,461,028 shares of the registrant's Class A Common Stock were outstanding, 197,277,069 shares of the registrant's Class B Common Stock were outstanding, and 6,333,333 shares of the registrant's Class G Common Stock were outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our results of operations, financial position, growth strategy, seasonality, business strategy, policies, and approach, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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
•the potential for future impairments of our long-lived assets or goodwill;
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

Basis of Presentation

Vacasa, Inc. was incorporated on July 1, 2021 under the laws of the state of Delaware as a wholly owned subsidiary of Vacasa Holdings LLC (Vacasa Holdings) for the purpose of consummating the business combination described herein. In December 2021, Vacasa, Inc. merged with TPG Pace Solutions Corp., with Vacasa, Inc. continuing as the surviving entity, following which Vacasa, Inc. consummated a series of reorganization transactions through which Vacasa, Inc. became the sole manager of, and the owner of approximately 50.3% of the outstanding equity interests in, Vacasa Holdings, and Vacasa Holdings cancelled its ownership interest in Vacasa, Inc. For the period from inception to December 6, 2021, Vacasa, Inc. had no operations, assets or liabilities. Unless otherwise indicated, the financial information included herein is that of Vacasa Holdings, which, following the business combination, became the business of Vacasa, Inc. and its subsidiaries.

Additionally, unless the context otherwise requires, references herein to the “Company,” “we,” “us,” or “our” refer (a) after December 6, 2021, to Vacasa, Inc. and its consolidated subsidiaries and (b) prior to December 6, 2021, to Vacasa Holdings and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

Vacasa, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	As of September 30,	As of December 31,

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$150,791	$353,842
Restricted cash	241,032	165,294
Accounts receivable, net	36,134	48,989
Prepaid expenses and other current assets	24,011	19,325
Total current assets	451,968	587,450
Property and equipment, net	67,362	67,186
Intangible assets, net	223,524	216,499
Goodwill	832,887	754,506
Other long-term assets	64,680	11,269
Total assets	$1,640,421	$1,636,910
Liabilities, Temporary Equity, and Equity (Deficit)
Current liabilities:
Accounts payable	$38,803	$34,786
Funds payable to owners	235,621	214,301
Hospitality and sales taxes payable	57,635	46,958
Deferred revenue	114,550	107,252
Future stay credits	5,584	30,995
Accrued expenses and other current liabilities	100,671	71,833
Total current liabilities	552,864	506,125
Long-term debt, net of current portion	125	512
Other long-term liabilities	74,039	112,123
Total liabilities	$627,028	$618,760
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	625,224	1,770,096
Equity (Deficit):
Class A Common Stock, par value $0.00001, 1,000,000,000 shares authorized; 228,575,135 and 214,793,795 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	23	21
Class B Common Stock, par value $0.00001, 487,276,085 shares authorized; 203,655,967 and 212,751,977 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	20	21
Additional paid-in capital	1,167,939	—
Accumulated deficit	(779,002)	(751,929)
Accumulated other comprehensive loss	(811)	(59)
Total equity (deficit)	388,169	(751,946)
Total liabilities, temporary equity, and equity (deficit)	$1,640,421	$1,636,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Revenue	$412,184	$329,927	$969,792	$696,954
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	174,123	138,461	447,976	332,455
Operations and support	76,877	55,435	196,349	132,836
Technology and development	18,422	12,332	52,493	30,935
Sales and marketing	75,020	49,943	196,909	114,657
General and administrative	31,043	19,326	83,486	59,672
Depreciation	5,376	4,414	16,676	12,721
Amortization of intangible assets	15,490	13,979	45,771	30,778
Total operating costs and expenses	396,351	293,890	1,039,660	714,054
Income (loss) from operations	15,833	36,037	(69,868)	(17,100)
Interest income	779	6	1,220	32
Interest expense	(606)	(3,313)	(1,957)	(9,219)
Other income (expense), net	(23)	150	41,499	(10,199)
Income (loss) before income taxes	15,983	32,880	(29,106)	(36,486)
Income tax benefit (expense)	(170)	(76)	(1,073)	76
Net income (loss)	$15,813	$32,804	$(30,179)	$(36,410)
Loss attributable to remeasurement of redeemable convertible preferred units	—	—	—	(426,101)
Net income (loss) including remeasurement of redeemable convertible preferred units	15,813	32,804	(30,179)	(462,511)
Less: Net income (loss) including remeasurement of redeemable convertible preferred units prior to Reverse Recapitalization	—	32,804	—	(462,511)
Less: Net income (loss) attributable to redeemable noncontrolling interests	7,489	—	(15,464)	—
Net income (loss) attributable to Class A Common Stockholders	$8,324	$—	$(14,715)	$—
Net income (loss) per share of Class A Common Stock(1):
Basic	$0.04	N/A	$(0.07)	N/A
Diluted	$0.04	N/A	$(0.07)	N/A
Weighted-average shares of Class A Common Stock used to compute net income (loss) per share(1):
Basic	226,835	N/A	219,877	N/A
Diluted	232,342	N/A	219,877	N/A

(1) Basic and diluted net income (loss) per share of Class A Common Stock is applicable only for periods subsequent to December 6, 2021, which is the date of the Reverse Recapitalization (as defined in Note 1, Description of Business). See also Note 14, Net Income (Loss) Per Share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Net income (loss)	$15,813	$32,804	$(30,179)	$(36,410)
Foreign currency translation adjustments	(718)	(940)	(1,437)	(201)
Total comprehensive income (loss)	$15,095	$31,864	$(31,616)	$(36,611)
Less: Comprehensive income (loss) prior to Reverse Recapitalization	—	31,864	—	(36,611)
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	7,145	—	(16,149)	—
Total comprehensive income (loss) attributable to Class A Common Stockholders	$7,950	$—	$(15,467)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2022	2021
Cash from operating activities:
Net loss	$(30,179)	$(36,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Credit loss expense	4,708	1,159
Depreciation	16,676	12,721
Amortization of intangible assets	45,771	30,778
Future stay credit breakage	(15,158)	—
Reduction in the carrying amount of right-of-use assets	9,561	—
Deferred income taxes	433	(178)
Other gains and losses	2,414	1,381
Fair value adjustment on derivative liabilities	(43,921)	10,317
Non-cash interest expense	162	6,221
Equity-based compensation expense	28,360	5,273
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	65,433	20,351
Prepaid expenses and other assets	(26,433)	(10,794)
Accounts payable	(3,976)	11,028
Funds payable to owners	(28,177)	17,594
Hospitality and sales taxes payable	1,811	9,605
Deferred revenue and future stay credits	(26,191)	(16,470)
Operating lease obligations	(8,050)	—
Accrued expenses and other liabilities	13,750	13,714
Net cash provided by operating activities	6,994	76,290
Cash from investing activities:
Purchases of property and equipment	(8,367)	(3,646)
Cash paid for internally developed software	(7,407)	(4,874)
Cash paid for business combinations, net of cash and restricted cash acquired	(87,699)	(63,477)
Net cash used in investing activities	(103,473)	(71,997)
Cash from financing activities:
Payments of Reverse Recapitalization costs	(459)	—
Cash paid for business combinations	(28,093)	(9,421)
Payments of long-term debt	(250)	(125)
Proceeds from exercise of stock options	157	—
Proceeds from borrowings on revolving credit facility	5,000	—
Repayment of borrowings on revolving credit facility	(5,000)	—
Other financing activities	(1,709)	(179)
Net cash used in financing activities	(30,354)	(9,725)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(480)	(84)
Net decrease in cash, cash equivalents and restricted cash	(127,313)	(5,516)
Cash, cash equivalents and restricted cash, beginning of period	519,136	291,012
Cash, cash equivalents and restricted cash, end of period	$391,823	$285,496

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$602	$291
Cash paid for interest	1,792	3,539

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common units for consideration in a business combination	—	573,800

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$150,791	$150,417
Restricted cash	241,032	135,079
Total cash, cash equivalents and restricted cash	$391,823	$285,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands, except share and unit data)
(unaudited)

	Redeemable Non-controlling Interests	Redeemable Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2021	$1,770,096	—	$—	—	$—	214,793,795	$21	212,751,977	$21	$—	$(751,929)	$(59)	$(751,946)
Vesting of employee equity units	2,282							1,957,984		(2,282)			(2,282)
Vesting of restricted stock units	(1,826)					1,706,543				1,826			1,826
Exercise of equity based awards	(1,089)					1,020,803				(412)			(412)
Redemption of OpCo units and retirement of Class B Common Stock	(24,467)					11,053,994	2	(11,053,994)	(1)	24,453		13	24,467
Equity-based compensation	4,491									23,869			23,869
Other comprehensive loss	(672)											(765)	(765)
Net loss	(15,464)										(14,715)		(14,715)
Adjustment of redeemable noncontrolling interest to redemption amount	(1,108,127)									1,120,485	(12,358)		1,108,127
Balance as of September 30, 2022	$625,224	—	$—	—	$—	228,575,135	$23	203,655,967	$20	$1,167,939	$(779,002)	$(811)	$388,169

Balance as of June 30, 2022	$590,163	—	$—	—	$—	224,782,395	$22	204,917,757	$20	$1,188,035	$(787,326)	$(437)	$400,314
Vesting of employee equity units	424							361,466		(424)			(424)
Vesting of restricted stock units	(1,339)					1,264,613				1,339			1,339
Exercise of equity based awards	(961)					904,871				(594)			(594)
Redemption of OpCo units and retirement of Class B Common Stock	(3,623)					1,623,256	1	(1,623,256)		3,617		5	3,623
Equity-based compensation	1,439									7,937			7,937
Other comprehensive loss	(339)											(379)	(379)
Net income	7,489										8,324		8,324
Adjustment of redeemable noncontrolling interest to redemption amount	31,971									(31,971)			(31,971)
Balance as of September 30, 2022	$625,224	—	$—	—	$—	228,575,135	$23	203,655,967	$20	$1,167,939	$(779,002)	$(811)	$388,169

Vacasa, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands, except share and unit data)
(unaudited)

	Redeemable Non-controlling Interests	Redeemable Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2020	$—	267,688,054	$771,979	176,824,152	$—	—	$—	—	$—	$—	$(577,091)	$241	$(576,850)
Equity-based compensation										5,273			5,273
Exercise of equity-based options				70,208						73			73
Remeasurement of redeemable convertible preferred units			426,101							(908)	(425,193)		(426,101)
Issuance of common units for consideration in a business combination				161,518,057						573,800			573,800
Foreign currency translation adjustments												(201)	(201)
Net exercise of common unit warrants				2,020,000									—
Net loss											(36,410)		(36,410)
Balance as of September 30, 2021	$—	267,688,054	$1,198,080	340,432,417	$—	—	$—	—	$—	$578,238	$(1,038,694)	$40	$(460,416)

Balance as of June 30, 2021	$—	267,688,054	$1,198,080	338,412,417	$—	—	$—	—	$—	$575,966	$(1,071,498)	$980	$(494,552)
Equity-based compensation										2,272			2,272
Net exercise of common unit warrants				2,020,000									—
Foreign currency translation adjustments												(940)	(940)
Net income (loss)											32,804		32,804
Balance as of September 30, 2021	$—	267,688,054	$1,198,080	340,432,417	$—	—	$—	—	$—	$578,238	$(1,038,694)	$40	$(460,416)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Description of Business

Vacasa, Inc. and its subsidiaries (the Company) operate a vertically-integrated vacation rental platform. Homeowners utilize the Company’s technology and services to realize income from their rental assets. Guests from around the world utilize the Company’s technology and services to search and book Vacasa-listed properties in destinations throughout North America, Belize, and Costa Rica. The Company collects nightly rent on behalf of homeowners and earns the majority of its revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through the Company’s website or app, or through its distribution partners. The Company conducts its business through Vacasa Holdings LLC (Vacasa Holdings or OpCo) and its subsidiaries. The Company is headquartered in Portland, Oregon.

Vacasa, Inc. was incorporated on July 1, 2021, under the laws of the state of Delaware for the purpose of consummating the business combination (the Business Combination) contemplated by that certain business combination agreement, dated as of July 28, 2021 (as amended, the Business Combination Agreement), by and among TPG Pace Solutions Corp., a Cayman Islands exempted company (TPG Pace), Vacasa Holdings, Turnkey Vacations, Inc. (TK Newco), certain Vacasa Holdings equity holders (together with TK Newco, the Blockers), the Company, and certain other parties. On December 6, 2021, the Company consummated the Business Combination, pursuant to which, among other things, TPG Pace merged with and into the Company, the separate corporate existence of TPG Pace ceased, and the Company became the surviving corporation. The Business Combination was accounted for as a reverse recapitalization (the Reverse Recapitalization) in accordance with accounting principles generally accepted in the United States of America (GAAP). Under this method of accounting, Vacasa, Inc. has been treated as the “acquired” company for financial reporting purposes, with Vacasa Holdings considered to be the accounting acquirer. For more details, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (2021 Annual Report).

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries, and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. The financial information as of December 31, 2021 contained in this Quarterly Report is derived from the audited consolidated financial statements and notes included in the Company's 2021 Annual Report, which should be read in conjunction with these condensed consolidated financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with GAAP. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year.

As of September 30, 2022, the Company holds 228,575,135 units of Vacasa Holdings (OpCo Units), which represents a 52.9% ownership interest. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through redeemable noncontrolling interests in the consolidated balance sheets and net income (loss) attributable to redeemable noncontrolling interests in the condensed consolidated statements of operations. The consolidated financial statements of Vacasa Holdings and its subsidiaries have been determined to be the predecessor for accounting and reporting purposes of the period prior to the Reverse Recapitalization.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment and intangibles assets, allowance for credit losses, valuation of assets acquired and liabilities assumed in business acquisitions and related contingent consideration,

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

valuation of warrants, valuation of Class G Common Stock, valuation of redeemable convertible preferred units, equity-based compensation, and evaluation of recoverability of long-lived assets. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

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

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. As it relates to the Company, the CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. As of September 30, 2022 and December 31, 2021, the remaining deferral of $3.8 million is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The Canada Emergency Wage Subsidy (CEWS) was announced on March 27, 2020. Under this program, qualifying businesses can receive a subsidy for up to 75% of their employees’ wages, subject to certain limitations. The Company received wage subsidies of $0.2 million from the Canadian government as part of the CEWS for both the three and nine months ended September 30, 2022, and the Company received subsidies of $0.4 million and $1.6 million for the three and nine months ended September 30, 2021, respectively. These subsidies are included in operating costs and expenses in the condensed consolidated statement of operations.

Significant Accounting Policies

Other than the changes discussed below related to equity-based compensation and the adoption of new accounting pronouncements, there were no significant changes to the policies disclosed in Note 2, Significant Accounting Policies of the Company's 2021 Annual Report.

Equity-Based Compensation

The Company measures all equity-based compensation awards based on their estimated fair values on the date of grant. For awards with graded vesting features that contain only service conditions, the Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award. For awards with graded vesting features that contain either market or performance conditions, the Company recognizes compensation expense over the requisite service period for each separately vesting tranche as though each tranche of the award is, in substance, a separate award. The Company accounts for forfeitures as they occur.

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

Equity-based compensation awards granted prior to the Reverse Recapitalization consisted of stock appreciation rights (SARs), stock options, and employee equity units. The determination of the grant-date fair value of these awards utilized an option-pricing model that used the value of the Company's equity units on the date of grant, the expected term of the awards, volatility, risk-free interest rate, and discount for lack of marketability. The Company's computation of expected volatility was based on the historical volatility of selected comparable publicly traded companies over a period equal to the expected term of the award. The risk-free interest rate reflected the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant. The value of the Company's equity units was determined by first determining the business enterprise value (BEV) of Vacasa Holdings and then allocating that equity fair value to Vacasa Holdings' redeemable convertible preferred units, common units, and common unit equivalents. The BEV was estimated primarily using a market approach, which measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets and comparing a business to a group of its peer companies.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounting Pronouncements Adopted in Fiscal 2022

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which has subsequently been amended by ASUs 2018-01, 2018-10, 2018-11, 2018-20, 2019-01, and 2019-10. The guidance requires an entity to recognize a right-of-use asset and lease liability for all leases with terms greater than 12 months. Recognition, measurement, and presentation of expenses will depend on the classification of the lease as either a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The updated guidance became effective for the Company beginning on January 1, 2022. The Company adopted the standard using the method of adoption that allowed the Company to record the cumulative effect of initially applying the guidance at the beginning of the period of adoption. The Company elected certain practical expedients, including not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification for any expired or existing leases, and not reassessing initial direct costs for any existing leases. The Company also elected the practical expedient to not separate lease and non-lease components for all classes of assets. Lastly, the Company elected the short-term lease exception for all classes of assets, and therefore has not applied the recognition requirements for leases of 12 months or less. Upon adoption as of January 1, 2022, the Company recognized operating lease right-of-use assets of $35.1 million and operating lease liabilities of $36.7 million. See Note 8, Leases, for additional information.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments, Credit Losses (Topic 326), which was subsequently amended by ASUs 2018-19, 2019-04, 2019-05, 2019-11, and 2020-03. Topic 326 replaces the existing incurred loss impairment model with a methodology that incorporates all expected credit loss estimates, resulting in more timely recognition of losses. Under Topic 326, the Company is required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported financial assets. It also requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses. The Company adopted Topic 326 on January 1, 2022 on a modified retrospective basis. The adoption did not have a material effect on the Company's consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires acquirers to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired revenue contracts using the recognition and measurement guidance in Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). As a result, for deferred revenue acquired in a business combination, the Company will no longer record deferred revenue at fair value and instead will record deferred revenue in accordance with Topic 606. This will generally result in an increase to goodwill and more post-acquisition revenue being recorded. The Company adopted ASU 2021-08 on January 1, 2022, and the new guidance has been applied prospectively to business combinations occurring after this date. The ongoing impact of the new guidance will be fact-dependent on the transactions within its scope.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. Key changes outlined within the new standard include hybrid tax regimes, intra-period tax allocation exception, and interim-period accounting for enacted changes in tax law. The Company adopted ASU 2019-12 on January 1, 2022. The adoption did not have a material effect on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

The Company has not identified any recent accounting pronouncements that are expected to have a material impact on the Company's financial position, results of operations, or cash flows.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 - Revenue

Revenue Disaggregation

Revenue is primarily generated from our vacation rental platform in which the Company acts as the exclusive agent on the homeowners’ behalf to facilitate the reservation transaction between guests and homeowners. Vacation rental platform revenues primarily consist of the integrated agency services that the Company provides under the homeowner contract. Vacation rental platform revenues also include home care solutions provided directly to the homeowner, such as home maintenance and improvement services, linen and towel supply programs, supplemental housekeeping services, and other related services.

Other services consist of real estate brokerage and management services to community associations. The purpose of these services is to attract and retain homeowners as customers of the Company’s vacation rental platform.

A disaggregation of the Company’s revenues by nature of the Company’s performance obligations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Vacation rental platform	$401,228	$317,691	$934,811	$661,933
Other services	10,956	12,236	34,981	35,021
Total	$412,184	$329,927	$969,792	$696,954

Contract Liability Balances

Contract liability balances on the Company’s condensed consolidated balance sheets consist of deferred revenue for amounts collected in advance of a guest stay, limited to the amount of the booking to which the Company expects to be entitled as revenue. The Company’s deferred revenue balances exclude funds payable to owners and hospitality and sales taxes payable, as those amounts will not result in revenue recognition. Deferred revenue is recognized into revenue over the period in which a guest completes a stay. Substantially all of the deferred revenue balances at the end of each period are expected to be recognized as revenue within the subsequent 12 months.

Future Stay Credits

In the event a booked reservation made through our website or app is cancelled, the Company may offer a refund or a future stay credit up to the value of the booked reservation. Future stay credits are recognized upon issuance as a liability on our consolidated balance sheets. Revenue from future stay credits is recognized when redeemed by guests, net of the portion of the booking attributable to funds payable to owners and hospitality and sales taxes payable. The Company uses historical breakage rates to estimate the portion of future stay credits that will not be redeemed by guests and recognizes these amounts as breakage revenue in proportion to the expected pattern of redemption or upon expiration.

Future stay credits typically expire fifteen months from the date of issue. As part of the Company’s response to the COVID-19 pandemic, certain future stay credits issued during the first three quarters of 2020 were extended from their original expiration, and the first of these future stay credits began to expire during the first quarter of 2022. Prior to the first quarter of 2022, the Company did not recognize breakage revenue associated with future stay credits. The Company determined that any estimate of breakage was fully constrained, primarily due to a lack of historical information to make the estimate since no future stay credits had yet reached their expiration date. For the three months ended September 30, 2022, breakage revenue was immaterial. For the nine months ended September 30, 2022, the Company recognized breakage revenue of $15.2 million, of which $11.1 million related to expirations that occurred during the first quarter of 2022, and $4.1 million related to actual and expected breakage associated with future stay credits expiring in later periods.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below presents the activity of our future stay credit liability balance (in thousands):

Nine Months Ended September 30,

2022
Balance as of December 31, 2021	$30,995
Issuances	8,922
Acquired in business combinations	378
Redemptions	(19,511)
Breakage recognized in revenue	(15,158)
Foreign currency fluctuations	(42)
Balance as of September 30, 2022	$5,584

Costs to Obtain a Contract

The Company capitalizes certain costs it incurs to obtain new homeowner contracts when those costs are expected to be recovered through revenues generated from that contract. Capitalized amounts are amortized on a straight-line basis over the estimated life of the customer through sales and marketing expense in the condensed consolidated statement of operations. Costs to obtain a contract capitalized as of September 30, 2022 and December 31, 2021 were $22.1 million and $12.0 million, respectively, and were recorded as a component of prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets. The amount of amortization recorded for the three and nine months ended September 30, 2022 was $1.3 million and $3.9 million, respectively. The amount of amortization recorded for the three and nine months ended September 30, 2021 was $1.0 million and $2.8 million, respectively.

Allowance for Credit Losses

As of September 30, 2022 and December 31, 2021, the Company’s allowance for credit losses related to accounts receivable was $11.8 million and $11.6 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized credit loss expense of $1.6 million and $4.7 million, respectively, which were recorded as a component of general and administrative expense in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company recognized credit loss expense of $(0.2) million and $1.2 million, respectively, which were recorded as a component of general and administrative expense in the condensed consolidated statements of operations.

Note 4 – Acquisitions

The Company has expanded the number of vacation rental properties on its platform through individual additions, portfolio transactions, and strategic acquisitions. While the Company onboards individual vacation rental properties through its direct sales team, the Company has engaged in portfolio transactions and strategic acquisitions to onboard multiple homes in a single transaction. Portfolio and strategic acquisitions are generally accounted for as business combinations. The goodwill resulting from portfolio transactions and strategic acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with the Company's existing operations, and from benefits derived from gaining the related assembled workforce.

Nine Months Ended September 30, 2022

During the nine months ended September 30, 2022, the Company completed 30 separate portfolio transactions, accounted for as business combinations. Total consideration for these portfolio transactions was $101.2 million, comprised of $85.9 million cash paid, net of cash and restricted cash acquired, $10.7 million of contingent consideration, and $4.6 million of deferred payments to sellers. The fair value of the contingent consideration was estimated utilizing an income approach and was based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the deferred payments to seller recognized on the transaction date was estimated by calculating the risk adjusted present value of the deferred cash payments. The fair values of the assets acquired and liabilities assumed were based on the Company's estimates and assumptions using various market, income, and cost valuation approaches. Of the total consideration for these portfolio transactions, $73.5 million was attributable to goodwill, $55.7 million was attributable to receivables, $51.5 million was attributable to intangible assets, $73.8 million was attributable to liabilities for advanced deposits received from guests (consisting of funds payable to owners, hospitality and sales taxes payable, deferred revenues, and future

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

stay credits), $7.6 million was attributable to accounts payable, and the remaining amount was attributable to other acquired assets and assumed liabilities which were not material. The intangible assets primarily consist of homeowner contract intangible assets amortized over five years. Pro forma and historical post-closing results of operations for these transactions were not material to the Company’s condensed consolidated statements of operations. Transaction costs associated with business combinations completed during the three and nine months ended September 30, 2022 were not material and were expensed as incurred.

During the nine months ended September 30, 2022, the Company recorded measurement period adjustments related to the TurnKey Vacation Rentals, Inc. (TurnKey) acquisition and certain portfolio transactions that occurred in prior periods. For more information about these acquisitions, see the Company's 2021 Annual Report. The impact of the measurement period adjustments was an increase to goodwill of $5.5 million, an increase to accounts receivable of $1.9 million, an increase to intangible assets of $1.5 million, and an increase to liabilities for advanced deposits received from guests (consisting of funds payable to owners, hospitality and sales taxes payable, deferred revenues, and future stay credits) of $8.7 million. The remaining changes in purchase consideration, acquired assets, and assumed liabilities were not material.

The purchase price allocation for the TurnKey acquisition was finalized as of March 31, 2022. As of September 30, 2022, the purchase price allocations for the portfolio transactions completed from the fourth quarter of 2021 through the third quarter of 2022 are preliminary, and the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. The Company recorded the purchase price allocations based upon currently available information.

Note 5 - Fair Value Measurements

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of September 30, 2022

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$28,140	$28,140
Class G Common Stock(1)	—	—	17,593	17,593

	As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$37,966	$37,966
Class G Common Stock(1)	—	—	61,514	61,514

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

The contingent consideration obligations are recorded in accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. The fair value of the contingent consideration is estimated utilizing an income approach and based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets at the acquisition date. The Company assesses the fair value of these obligations at each reporting date thereafter with any changes reflected as gains and losses in general and administrative expenses in the condensed consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the three and nine months ended September 30, 2022 and 2021, respectively.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The contingent earnout share consideration represented by the Company's Class G Common Stock is recorded in other long-term liabilities on the condensed consolidated balance sheets. The fair value of the Class G Common Stock is estimated on a recurring basis using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the remaining term of the shares. Pursuant to the Certificate of Incorporation, the Class G Common Stock is automatically converted to Class A shares at certain conversion ratios upon the occurrence of their respective triggering events. Inputs used to determine the estimated fair value of the Class G Common Stock include the remaining contractual term of the shares, the risk-free rate, the volatility of comparable companies over the remaining term, and the price of the Company's Class A Common Stock. The Company assesses the fair value of the Class G Common Stock at each reporting date with any changes reflected as other income (expense), net in the condensed consolidated statements of operations.

The following table summarizes the changes in the Company's Class G Common Stock measured and recorded at fair value on a recurring basis using significant unobservable inputs (in thousands):

Nine Months Ended September 30,

2022
Balance as of December 31, 2021	$61,514
Change in fair value of Class G Common Stock included in earnings	(43,921)
Balance as of September 30, 2022	$17,593

Note 6 - Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of September 30,	As of December 31,

	2022	2021
Land	$13,394	$13,394
Buildings and building improvements	12,470	12,665
Leasehold improvements	6,520	6,426
Computer equipment	13,244	11,471
Furniture, fixtures, and other	21,933	15,900
Vehicles	7,858	6,457
Internal-use software	50,202	43,234
Total	125,621	109,547
Less: Accumulated depreciation	(58,259)	(42,361)
Property and equipment, net	$67,362	$67,186

Note 7 - Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life Remaining (in years)	As of September 30, 2022

		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Homeowner contracts	4	$303,857	$(86,914)	$216,943
Databases, photos, and property listings	1	27,677	(22,226)	5,451
Trade names	1	9,879	(9,152)	727
Other(1)	3	3,120	(2,717)	403
Total intangible assets		$344,533	$(121,009)	$223,524

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Weighted Average Useful Life Remaining (in years)	As of December 31, 2021

		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Homeowner contracts	5	$253,359	$(48,669)	$204,690
Databases, photos, and property listings	1	25,659	(15,953)	9,706
Trade names	1	9,908	(8,370)	1,538
Other(1)	4	3,022	(2,457)	565
Total intangible assets		$291,948	$(75,449)	$216,499

(1) Other intangible assets primarily consisted of non-compete agreements, websites, and domain names.

The Company's estimated future amortization of intangible assets as of September 30, 2022 is expected to be as follows (in thousands):

Year Ending December 31:	Amount
Remainder of 2022	$21,510
2023	57,145
2024	51,568
2025	48,721
2026	27,619
Thereafter	16,961
Total	$223,524

The following table summarizes the changes in the Company's goodwill balance (in thousands):

Nine Months Ended September 30,

2022
Balance as of December 31, 2021	$754,506
Acquisitions	73,461
Measurement period adjustments	5,458
Foreign exchange translation and other	(538)
Balance as of September 30, 2022	$832,887

There were no impairment charges in any of the periods presented in the condensed consolidated financial statements. There have been no accumulated impairments to goodwill.

Potential indicators of impairment include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. It is reasonably possible that one or more of these impairment indicators could occur in the near term, which may result in an impairment of long-lived assets or goodwill.

Note 8 - Leases

The Company's material operating leases consist of certain corporate and field office facilities with remaining lease terms ranging from one to seven years. Some of the Company's operating leases contain renewal options with varying terms and conditions. The lease term includes renewal options only when it is reasonably certain that the Company will exercise that option. As of September 30, 2022, finance lease contracts were not material.

Since the rates implicit in the Company's operating leases are not readily determinable, the Company uses its incremental borrowing rates based on the remaining lease term to determine the present value of future lease payments. The Company's

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

The components of lease cost for the three and nine months ended September 30, 2022 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,

	2022	2022
Operating lease cost	$3,645	$11,251
Variable lease cost	311	555
Short-term lease cost	2,179	6,231
Total lease cost	$6,135	$18,037

Of the total lease cost recorded for the three months ended September 30, 2022, $1.3 million was recorded in cost of revenue, $3.3 million was recorded in operations and support, and $1.5 million was recorded in general and administrative expense in the condensed consolidated statements of operations. Of the total lease cost recorded for the nine months ended September 30, 2022, $3.5 million was recorded in cost of revenue, $9.9 million was recorded in operations and support, and $4.6 million was recorded in general and administrative expense in the condensed consolidated statements of operations.

Rent expense for the three months ended September 30, 2021 totaled $8.2 million, of which $1.7 million was recorded in cost of revenue, $4.9 million was recorded in operations and support, and $1.6 million was recorded in general and administrative expense in the condensed consolidated statement of operations. Rent expense for the nine months ended September 30, 2021 totaled $21.0 million, of which $4.6 million was recorded in cost of revenue, $11.8 million was recorded in operations and support, and $4.6 million was recorded in general and administrative expense in the condensed consolidated statement of operations.

Amounts recognized in the condensed consolidated balance sheet related to operating leases as of September 30, 2022 were as follows (in thousands):

As of September 30,

2022
Assets
Other long-term assets	$31,017

Liabilities
Accrued expenses and other current liabilities	$9,645
Other long-term liabilities	22,880
Total lease liabilities	$32,525

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Maturities of operating lease liabilities as of September 30, 2022 were as follows (in thousands):

As of September 30,

2022
Remainder of 2022	$2,951
2023	10,457
2024	7,393
2025	5,372
2026	3,859
Thereafter	7,118
Total lease payments	37,150
Less: Interest	(4,625)
Total lease liabilities	$32,525

As of December 31, 2021, future minimum lease payments for non-cancelable operating leases with an initial or remaining term greater than one year were as follows (in thousands):

As of December 31,

2021
2022	$13,820
2023	8,221
2024	5,916
2025	4,936
2026	3,770
Thereafter	7,285
Total future minimum obligations	$43,948

Other information related to operating leases as of September 30, 2022 was as follows:

As of September 30,

2022
Weighted-average remaining lease term (in years)	4.6
Weighted-average discount rate	5.6%

Supplemental cash flow information related to operating leases for the nine months ended September 30, 2022 was as follows (in thousands):

Nine Months Ended September 30,

2022
Cash paid for operating lease liabilities	$11,355
Lease liabilities exchanged for right-of-use assets	$6,486

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,

	2022	2021
Employee-related accruals	$36,111	$25,599
Homeowner reserves	9,478	6,365
Current portion of acquisition liabilities(1)	30,010	31,444
Current portion of operating lease liabilities	9,645	—
Other	15,427	8,425
Total accrued expenses and other current liabilities	$100,671	$71,833

(1) The current portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due within one year.

Note 10 – Debt

The Company's long-term debt obligations consisted of the following (in thousands):

	As of September 30,	As of December 31,

	2022	2021
Other long-term debt	$375	$637
Less: current maturities(1)	(250)	(125)
Total debt	125	512

(1) Current maturities of debt are recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Senior Secured Convertible Notes

On May 21, 2020, the Company issued $108.1 million in aggregate principal amount of senior secured convertible notes (D-1 Convertible Notes) pursuant to the Note Purchase Agreement (Purchase Agreement), dated May 21, 2020. The total net proceeds from the D-1 Convertible Notes offering, after deducting debt issuance costs paid by the Company, was $105.9 million. The notes were to mature on June 20, 2023, but were converted into approximately $140.4 million Series D-1 preferred units of Vacasa Holdings immediately prior to the consummation of the Reverse Recapitalization on December 6, 2021. In connection with the Reverse Recapitalization, the Series D-1 preferred units were recapitalized into units of Vacasa Holdings. For more details, see our 2021 Annual Report.

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

Revolving Credit Facility

In October 2021, the Company and its wholly owned subsidiary (the Borrower) and certain of its subsidiaries (collectively, the "Guarantors") entered into a credit agreement with JPMorgan Chase Bank, N.A. and the other lenders party thereto from time to time.

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
•make or hold certain investments;
•sell, transfer, lease, license or otherwise dispose of its assets, including equity interests (and, in the case of restricted subsidiaries, issue additional equity interests);
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

The obligations of the Borrower and certain guarantor subsidiaries (the Guarantors) are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors. As of September 30, 2022 and December 31, 2021, there were no borrowings outstanding under the Credit Agreement. As of September 30, 2022, there were $3.1 million of letters of credit issued under the Credit Agreement, and $101.9 million was available for borrowings. As of September 30, 2022, the Company was in compliance with all covenants under the Credit Agreement.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11 - Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,

	2022	2021
Class G Common Stock(1)	$17,593	$61,514
Long-term portion of acquisition liabilities(2)	19,949	33,301
Long-term portion of operating lease liabilities	22,880	—
Other	13,617	17,308
Total other long-term liabilities	$74,039	$112,123

(1) For more information, see Note 13, Equity of our 2021 Annual Report.

(2) The long-term portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due after one year.

Note 12 - Income Taxes

For the three months ended September 30, 2022, the effective tax rate was a 1% expense on pre-tax income, compared to a 0% expense on pre-tax income for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the effective tax rate was a 4% expense on pre-tax loss, compared to a 0% benefit on pre-tax loss for the nine months ended September 30, 2021. The effective tax rate differs from our statutory rate in both periods due to the effect of flow-through entity income and losses for which the taxable income or loss is allocated to the members and due to valuation allowance considerations in 2022.

Note 13 - Equity and Equity-based Compensation

Equity-based Award Activities

Restricted Stock Units

A summary of the restricted stock unit (RSU) activity was as follows during the period indicated:

Activity Type	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	7,574	5.62
Vested(1)	(1,302)	6.71
Forfeited(1)	(599)	6.27
Outstanding as of September 30, 2022	5,673	5.30

(1) In connection with his departure as Chief Executive Officer, Matt Roberts received accelerated vesting of 280,200 of his RSUs. The remaining 217,933 of his unvested RSUs were forfeited.

As of September 30, 2022, there was unrecognized compensation expense of $24.9 million related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.2 years.

Performance Stock Units

The Company has granted performance stock units (PSUs) to certain members of its leadership team, which vest based upon the achievement of performance criteria and requisite service. The performance criteria are based on the achievement of certain share price appreciation targets. Attainment of each share price appreciation target is measured based on either the trailing 45-day or 60-day average closing trading price of our Class A Common Stock or, in the event of a change in control, the amount per share of Class A Common Stock to be paid to a stockholder in connection with such change in control. For certain of the awards, depending on the performance achieved, the actual number of shares of Class A Common Stock issued to the

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

holder may range from 0% to 200% of the target number of PSUs granted. The number of PSUs granted included in the table below is based on the maximum potential achievement for all awards. In the event that performance criteria and requisite service are not achieved, the corresponding portion of the PSUs that do not vest will be forfeited.

A summary of the PSU activity was as follows during the period indicated:

Activity Type	Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	3,596	2.72
Vested (1)	(405)	2.33
Forfeited(1)	(840)	2.33
Outstanding as of September 30, 2022	2,351	2.93

(1) In connection with his departure as Chief Executive Officer, Matt Roberts received accelerated vesting of 404,732 of his PSUs. The remaining 840,598 of his unvested PSUs were forfeited.

As of September 30, 2022, there was unrecognized compensation expense of $6.4 million related to unvested PSUs, which is expected to be recognized over a weighted-average period of 2.9 years.

Stock Appreciation Rights

A summary of the stock appreciation rights (SARs) activity was as follows during the period indicated:

Activity Type	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2021	5,014	$2.95
Exercised	(2,695)	2.68
Forfeited	(378)	4.23
Outstanding as of September 30, 2022	1,941	3.09

As of September 30, 2022, there was $1.3 million of unrecognized compensation expense for the Company's SARs that will be recognized over a weighted-average remaining recognition period of 2.5 years. As of September 30, 2022, the Company's outstanding SARs had a weighted-average remaining contractual life of 6.4 years and an intrinsic value of $0.6 million.

Stock Options

A summary of the stock options activity was as follows during the period indicated:

Activity Type	Stock Options (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2021	5,461	$0.91
Exercised	(249)	0.63
Forfeited	(263)	1.49
Outstanding as of September 30, 2022	4,949	0.90

As of September 30, 2022, there was $0.5 million of unrecognized compensation expense for the Company's stock options that will be recognized over a weighted-average remaining recognition period of 1.8 years. As of September 30, 2022, the Company's outstanding stock options had a weighted-average remaining contractual life of 5.5 years and an intrinsic value of $11.0 million.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Profit Interest Units (Employee Equity Units)

A summary of the Vacasa Employee Holdings LLC employee equity units is as follows:

	Employee Equity Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding as of December 31, 2021	4,954	$4.34
Vested	(1,958)	4.01
Forfeited	—	—
Unvested outstanding as of September 30, 2022	2,996	4.56

As of September 30, 2022, there was $13.3 million of unrecognized compensation expense related to unvested employee equity units, which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2021 Nonqualified Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible participants may purchase shares of the Company’s Class A common stock using payroll deductions, which may not exceed 15% of their total cash compensation. Offering and purchase periods begin on June 1 and December 1 of each year. Participants will be granted the right to purchase shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the applicable one-year offering period or (ii) the end of each six-month purchase period within the offering period.

The ESPP does not meet the criteria of Section 423 of the Internal Revenue Code and is considered a non-qualified plan for federal tax purposes. The Company has treated the ESPP as a compensatory plan under GAAP.

As of September 30, 2022, there were no shares of Class A Common Stock purchased under the ESPP.

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense for the periods presented in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Cost of revenue	$225	$—	$842	$—
Operations and support	1,069	24	4,845	86
Technology and development	1,107	167	5,272	489
Sales and marketing	1,075	393	4,876	1,047
General and administrative	5,900	1,688	12,525	3,651
Total equity-based compensation expense	$9,376	$2,272	$28,360	$5,273

Vacasa Holdings LLC Equity

For the year-to-date period ended April 1, 2021, Vacasa Holdings redeemable convertible preferred units were probable of becoming redeemable in the future and were recorded at their maximum redemption amount, which was the greater of the original preferred unit issue price plus an amount equal to the preferred unpaid return or the then current fair value, at each balance sheet date. The Company recorded no remeasurement of its redeemable convertible preferred units during the three months ended September 30, 2021, and a loss of $426.1 million to remeasure its redeemable convertible preferred units to their maximum redemption values during the nine months ended September 30, 2021. Subsequent to April 1, 2021, the Company did not adjust the carrying value of the Vacasa Holdings redeemable convertible preferred units to the deemed liquidation value of such units, as a qualifying liquidation event was not probable. In connection with the Reverse Recapitalization on December 6, 2021, all of the existing holders of Vacasa Holdings preferred units exchanged their interests in

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Vacasa Holdings for Class A Common Stock or Class B Common Stock and OpCo Units in Vacasa Holdings, and the Vacasa Holdings redeemable convertible preferred units are no longer outstanding.

For the nine months ended September 30, 2021, Vacasa Holdings common unit warrants were measured and recorded at fair value on a recurring basis. The Company recorded a loss of $10.3 million to remeasure the common unit warrants to their fair values during the nine months ended September 30, 2021. In connection with the Reverse Recapitalization on December 6, 2021, these warrants were net exercised in accordance with their terms and were no longer outstanding as of September 30, 2022 or December 31, 2021.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a reconciliation of basic and diluted net income (loss) per Class A common share for the three and nine months ended September 30, 2022 (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,

	2022	2022
Numerator for net income (loss) per class A common share calculation:
Net income (loss) attributable to Class A Common Stockholders, basic	$8,324	$(14,715)
Net income allocated to dilutive securities	95	—
Net income (loss) attributable to Class A Common Stockholders, diluted	$8,419	$(14,715)

Denominator for net income (loss) per Class A common share calculation:
Weighted-average shares outstanding, basic(1)	226,835	219,877
Effect of dilutive securities:
Restricted stock units	253	—
Stock appreciation rights	500	—
Stock options	3,721	—
Employee equity units	1,033	—
Total effect of dilutive securities	5,507	—
Weighted-average shares outstanding, diluted(1)	232,342	219,877

Basic net income (loss) per Class A common share:
Net income (loss) attributable to Class A Common Stockholders, basic	$8,324	$(14,715)
Weighted-average shares outstanding, basic	226,835	219,877
Net income (loss) per share of Class A Common Stock, basic	$0.04	$(0.07)

Diluted net income (loss) per Class A common share:
Net income (loss) attributable to Class A Common Stockholders, diluted	$8,419	$(14,715)
Weighted-average shares outstanding, diluted	232,342	219,877
Net income (loss) per share of Class A Common Stock, diluted	$0.04	$(0.07)

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
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income (loss) per Class A common share either because their impact would have been antidilutive for the period presented or because they were contingently issuable upon the satisfaction of certain market conditions (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,

	2022	2022
OpCo units(1)	203,656	203,656
Restricted stock units	4,316	5,673
Performance stock units(2)	2,351	2,351
Stock appreciation rights	1,156	1,941
Stock options	271	4,949
Employee equity units	1,868	2,996
Employee stock purchase plan	1,721	1,721
Class G Common Stock	8,227	8,227
Common shares excluded from calculation of diluted net income (loss) per share	223,566	231,514

(1) These securities are neither dilutive or anti-dilutive for the period presented as their assumed redemption for Class A common stock would cause a proportionate increase to Net income (loss) attributable to Class A Common Stockholders, diluted.

(2) PSUs are contingently issuable upon the satisfaction of certain market conditions. As of September 30, 2022, none of the requisite market conditions have been met, and therefore all such contingently issuable shares have been excluded from the calculation of diluted loss per share of Class A Common Stock.

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

Regulatory Matters

The Company’s core business operations consist of the management of short-term vacation rental stays, with such operations subject to local city and county ordinances, together with various state, U.S. and foreign laws, rules and regulations. Such laws, rules, and regulations are complex and subject to change, and in several instances, jurisdictions have yet to codify or implement applicable laws, rules or regulations. Other ancillary components of the Company’s business activities include the management of long-term rental stays, homeowner association management, and real estate activity. In addition to laws governing the aforementioned business lines, the Company must comply with laws in relation to travel, tax, privacy and data protection, intellectual property, competition, health and safety, consumer protection, employment and many others. These business operations expose the Company to inquiries and potential claims related to its compliance with applicable laws, rules, and regulations. Given the shifting landscape with respect to the short-term rental laws, changes in existing laws or the implementation of new laws could have a material impact on the Company’s business.

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

As of September 30, 2022 and December 31, 2021, the Company had an obligation to remit Lodging Taxes collected from guests who had stayed in these jurisdictions totaling $23.7 million and $11.1 million, respectively. These payables are recorded in hospitality and sales taxes payable on the condensed consolidated balance sheets.

The Company’s potential obligations with respect to Lodging Taxes could be affected by various factors, which include, but are not limited to, whether the Company determines, or any tax authority asserts, that the Company has a responsibility to collect lodging and related taxes on either historical or future transactions or by the introduction of new ordinances and taxes that subject the Company’s operations to such taxes. The Company is under audit and inquiry by various domestic tax authorities with regard to non-income tax matters. The Company has estimated liabilities in a certain number of jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company has additional liabilities and the related amounts can be reasonably estimated. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its homeowners, guests, and service contracts. The disputes involve the applicability of transactional taxes (such as sales, value-added, information reporting, and similar taxes) to services provided. As of September 30, 2022 and December 31, 2021, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $12.0 million and $13.1 million, respectively. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

Refer to Note 12, Income Taxes, for further discussion on other income tax matters.

Litigation

The Company has been and is currently involved in litigation and legal proceedings and subject to legal claims in the ordinary course of business. These include legal claims asserting, among other things, commercial, competition, tax, employment, discrimination, consumer, personal injury, negligence, and property rights. The outcomes of legal proceedings are inherently unpredictable and subject to significant judgment to determine the likelihood and amount of loss related to such matters. The Company believes that the final disposition of these proceedings, except as otherwise disclosed below or elsewhere our notes to the financial statements in this report or in our 2021 Annual Report, will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

The Company has previously disclosed that it has received notice of certain threatened claims alleged against it, including wrongful death claims, relating to a fire in 2020 at rental units managed by the Company. Although the matter remains ongoing, the Company does not expect the ultimate resolution to have a material effect upon the Company's operations or financial condition.

In the future, the Company may become party to additional legal proceedings that may subject the Company to settlements, monetary damage awards, fines, penalties, and/or injunctive orders. Furthermore, the outcome of these matters could materially adversely affect the Company’s business, results of operations, and financial condition.

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

Homeowner Protection Coverage

The Company offers an Accommodations Protection Program (the Program) that covers the Company and the homeowner for up to $1.0 million per occurrence for liability arising from bodily injury or property damage suffered by a guest or a guest’s invitees at a vacation rental property managed by the Company. The Program also covers up to $1.0 million per occurrence for guest-caused damage to a covered property, up to $25,000 per occurrence for damage to contents, and bedbug protection up to $15,000 for up to two occurrences per covered property. Program coverage applies only to covered incidents that occur during the period of a confirmed rental reservation for the property that is booked through the Company. The Program is administered by a third-party insurer under a commercial liability insurance policy and is subject to the policy terms and Program rules that are in effect at the time of an occurrence. The Program includes various market-standard conditions,

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

limitations, and exclusions. Homeowners who sign a new vacation rental services agreement with the Company are automatically enrolled in the Program and charged a fixed amount per night of each confirmed vacation rental stay. A homeowner may opt out of the Program at any time by obtaining insurance coverage that covers use of the home as a vacation rental and completing an opt-out form. If a homeowner opts out of the Program, the homeowner’s insurance policies become primary for all occurrences and incidents that happen in or about the home.

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

We operate a vertically-integrated vacation rental management platform. We are primarily focused on the supply side of the vacation rentals sector and cultivating an expansive collection of homes in leading vacation rental destinations, allowing homeowners to earn income from their vacation homes and guests to book and experience the high-quality supply we bring online. We manage all aspects of the vacation rental experience for homeowners, from listing creation and multi-channel distribution to pricing, marketing optimization and end-to-end property care. We collect nightly rent on behalf of homeowners and earn the majority of our revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website or app or through our distribution partners. We also earn revenue from home care solutions offered directly to our homeowners, such as home improvement and repair services for a separately agreed upon fee and from providing real estate brokerage services and residential management services to community and homeowner associations.

Factors Affecting Our Results of Operations

Guest Demand

In September 2022, we began to experience softness and variability in guest bookings. While this trend has continued into the fourth quarter of 2022, its extent and duration remain uncertain. It is reasonably likely that continued softness and variability in guest bookings could have a material unfavorable impact on our business, financial condition, and results of operations, including the relationship between our revenue and our operating costs and expenses.

Reverse Recapitalization

On July 28, 2021, we entered into an agreement to become a publicly traded company through a business combination with TPG Pace Solutions Corp., a special purpose acquisition company. On December 6, 2021, we consummated the business combination contemplated by the business combination agreement. For more information, see our 2021 Annual Report.

TurnKey Acquisition

On April 1, 2021, we acquired the operations of TurnKey Vacation Rentals, Inc. (TurnKey), a provider of property management and marketing services for residential real estate owners in the United States. The acquisition of TurnKey advanced our strategy to create a premium standard for vacation rentals. The acquisition also increased our market density in certain regions and expanded our footprint into several other top vacation rental destinations. For more information, see our 2021 Annual Report.

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

Health, Safety, and Support of our Employees, Homeowners, and Guests

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
•In response to the COVID-19 pandemic, we began issuing future stay credits to guests who chose to cancel within our enhanced cancellation policy. Subsequently, we began issuing future stay credits in response to a more broad variety of events that led to cancellations. As of September 30, 2022, we accrued approximately $5.6 million of unused future stay credits.

Direct Labor Costs

•The Canada Emergency Wage Subsidy (CEWS) was announced on March 27, 2020. Under this program, qualifying businesses can receive a subsidy for up to 75% of their employees’ wages, subject to certain limitations. We received wage subsidies of $0.2 million from the Canadian government as part of the CEWS for both the three and nine months ended September 30, 2022 and $0.4 million and $1.6 million for the three and nine months ended September 30, 2021, respectively. These subsidies are included in operating costs and expenses in the condensed consolidated statement of operations.
•The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. As of September 30, 2022 and December 31, 2021, the remaining deferral of $3.8 million is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
•As the pandemic has progressed, we have experienced an increase in our labor costs, primarily driven by a decline in the labor force participation rate in many of our markets. We have managed these labor supply challenges through multiple measures, including rebalancing the mix of our labor force between contractors and employees and changes to our compensation structure.

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
Components of Results of Operations

Sources of Revenue

Our revenue is primarily generated from our vacation rental platform in which we act as the exclusive agent on the homeowners’ behalf to facilitate the reservation transaction between guests and homeowners. We collect nightly rent on behalf of homeowners and earn the majority of our revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website or app, or through our distribution partners. In the event a booked reservation is cancelled, we may offer a refund or a future stay credit up to the value of the booked reservation. In certain instances, we may also offer a refund related to a completed stay. We account for refunds as a reduction of revenue. Future stay credits are recognized as a liability on our consolidated balance sheets. Revenue from future stay credits is recognized when redeemed by guests, net of the portion of the booking attributable to funds payable to owners and hospitality and sales taxes payable. We estimate the portion of future stay credits that will not be redeemed by guests and recognize these amounts as breakage revenue in proportion to the expected pattern of redemption or upon expiration.
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

Operating Costs and Expenses

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization, consists primarily of employee compensation costs, which include wages, benefits, and payroll taxes and outside service costs for housekeeping, home maintenance, payment processing fees for merchant fees and chargebacks, laundry expenses, and housekeeping supplies, as well as fixed rent payments on certain owner contracts.

We expect that the cost of revenue will increase on an absolute dollar basis for the foreseeable future to the extent our business continues to grow. We expect that cost of revenue as a percentage of revenue will vary from period to period over the short term and decrease over the long term as we continue to invest in our business to achieve greater scale and operational efficiency.

Operations and support

Operations and support costs consist primarily of compensation costs, which includes wages, benefits, payroll taxes, and equity-based compensation, for employees that support our local operations. The costs also include the cost of call center customer support, rent expense for local operations, and certain corporate costs.

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

Technology and development

Technology and development expenses consist primarily of costs for cloud computing, software licensing and maintenance, and costs to support infrastructure, applications and overall monitoring and security of networks. Technology and development expenses also include compensation costs, which includes wages, benefits, payroll taxes, and equity-based compensation, for salaried employees and payments to contractors, net of capitalized expenses, engaged in the design, development, maintenance and testing of our platform, including our websites, mobile applications, and other products. Capitalized costs are recorded as a reduction of our technology and development expenses and are capitalized as internal-use software within property and equipment on the consolidated balance sheets. These assets are depreciated over their estimated useful lives and are reported in depreciation on our consolidated statements of operations.

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

General and administrative

General and administrative expenses primarily consist of compensation costs, which includes wages, benefits, payroll taxes, and equity-based compensation, for administrative employees, including finance and accounting, human resources, communications, and legal. General and administrative costs also include professional services fees, including accounting, legal and consulting expenses, rent expense for corporate facilities and storage, insurance premiums (including director and officer insurance), office supplies, and travel and entertainment expenses.

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

We expect that depreciation and amortization expenses will vary on an absolute dollar basis depending on our level of investment in property and equipment and the rate at which we complete portfolio transactions and strategic acquisitions to support the growth in our business. We expect depreciation and amortization expenses as a percentage of revenue over the short term will vary from period to period and decrease over the long term.

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

Other income (expense), net

Other income (expense), net, consists primarily of the change in fair value of the contingent earnout share consideration represented by our Class G Common Stock, the change in fair value of Vacasa Holdings warrant derivative liabilities, and foreign currency exchange gains and losses. In connection with the Reverse Recapitalization on December 6, 2021, the Vacasa Holdings warrant derivative liabilities were net exercised in accordance with their terms and are no longer outstanding.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for these periods. The period to period comparisons of our historical results are not necessarily indicative of our results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(in thousands)
Revenue	$412,184	$329,927	$969,792	$696,954
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below(1)	174,123	138,461	447,976	332,455
Operations and support(1)	76,877	55,435	196,349	132,836
Technology and development(1)	18,422	12,332	52,493	30,935
Sales and marketing(1)	75,020	49,943	196,909	114,657
General and administrative(1)	31,043	19,326	83,486	59,672
Depreciation	5,376	4,414	16,676	12,721
Amortization of intangible assets	15,490	13,979	45,771	30,778
Total operating costs and expenses	396,351	293,890	1,039,660	714,054
Income (loss) from operations	15,833	36,037	(69,868)	(17,100)
Interest income	779	6	1,220	32
Interest expense	(606)	(3,313)	(1,957)	(9,219)
Other income (expense), net	(23)	150	41,499	(10,199)
Income (loss) before income taxes	15,983	32,880	(29,106)	(36,486)
Income tax benefit (expense)	(170)	(76)	(1,073)	76
Net income (loss)	$15,813	$32,804	$(30,179)	$(36,410)

(1) Includes equity-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$225	$—	$842	$—
Operations and support	1,069	24	4,845	86
Technology and development	1,107	167	5,272	489
Sales and marketing	1,075	393	4,876	1,047
General and administrative	5,900	1,688	12,525	3,651
Total equity-based compensation expense	$9,376	$2,272	$28,360	$5,273

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	42%	42%	46%	48%
Operations and support	19%	17%	20%	19%
Technology and development	4%	4%	5%	4%
Sales and marketing	18%	15%	20%	16%
General and administrative	8%	6%	9%	9%
Depreciation	1%	1%	2%	2%
Amortization of intangible assets	4%	4%	5%	4%
Total operating costs and expenses	96%	89%	107%	102%
Income (loss) from operations	4%	11%	(7)%	(2)%
Interest income	—%	—%	—%	—%
Interest expense	—%	(1)%	—%	(1)%
Other income (expense), net	—%	—%	4%	(1)%
Income (loss) before income taxes	4%	10%	(3)%	(5)%
Income tax benefit (expense)	—%	—%	—%	—%
Net income (loss)	4%	10%	(3)%	(5)%

Comparison of the Three Months and Nine Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue	$412,184	$329,927	$82,257	25%	$969,792	$696,954	$272,838	39%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

Revenue increased by $82.3 million, or 25%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily driven by an increase of $83.5 million, or 26%, in our vacation rental platform revenue. The increase in vacation rental platform revenue was mostly driven by a combination of higher Nights Sold and higher GBV per Night Sold in the third quarter of 2022 compared to the prior year period. Nights Sold increased 12% primarily due to homes added to our platform through our individual sales approach and portfolio additions during or after three months ended September 30, 2021. GBV per Night Sold increased by 12%, primarily due to optimization of rates and fees, as well as the mix of homes on our platform.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

Revenue increased by $272.8 million, or 39%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily driven by an increase of $272.9 million, or 41%, in our vacation rental platform revenue, including $15.2 million related to the recognition of breakage revenue associated with future stay credits. The increase in vacation rental platform revenue was mostly driven by a combination of higher Nights Sold and higher GBV per Night Sold in the first nine months of 2022 compared to the prior year period. Nights Sold increased 24% primarily due to our strategic acquisition of TurnKey, as well as homes added to our platform through our individual sales approach and portfolio additions during or after the nine months ended September 30, 2021. GBV per Night Sold increased by 12%, primarily due to optimization of rates and fees, as well as the mix of homes on our platform.

Cost of revenue

	Three Months Ended September 30,				Nine Months Ended September 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$174,123	$138,461	$35,662	26%	$447,976	$332,455	$115,521	35%
Percentage of revenue	42.2%	42.0%			46.2%	47.7%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

Cost of revenue increased by $35.7 million, or 26%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a $16.6 million increase in personnel-related expenses related to housekeeping, a $16.2 million increase in expenses related to our home care solutions and home supplies, and a $2.4 million increase in payment processing costs. The increase in personnel-related expenses includes an increase of $0.2 million related to equity-based compensation.

Cost of revenue as a percentage of revenue increased 20 basis points for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a 170 basis point increase in expenses related to our home care solutions and home supplies. This was partially offset by a 90 basis point decrease in costs related to our real estate brokerage services and community association management services, which comprise a smaller portion of our total revenue due to the growth of our vacation rental platform, and a 70 basis point decrease in personnel-related expenses related to housekeeping.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

Cost of revenue increased by $115.5 million, or 35%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a $63.4 million increase in personnel-related expenses related to housekeeping, a $41.6 million increase in expenses related to our home care solutions and home supplies, and a $7.8 million increase in payment processing costs. The increase in personnel-related expenses includes an increase of $0.8 million related to equity-based compensation.

Cost of revenue as a percentage of revenue decreased 150 basis points for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a 110 basis point decrease in costs related to our real estate brokerage services and community association management services, which comprise a smaller portion of our total revenue due to the growth of our vacation rental platform, a 50 basis point decrease in personnel-related expenses, and a 40 basis point decrease in payment processing costs. This was partially offset by an 80 basis point increase in expense related to our home care solutions and home supplies.

Operations and support

	Three Months Ended September 30,				Nine Months Ended September 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Operations and support	$76,877	$55,435	$21,442	39%	$196,349	$132,836	$63,513	48%
Percentage of revenue	18.7%	16.8%			20.2%	19.1%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

Operations and support costs increased by $21.4 million, or 39%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a $21.2 million increase in personnel-related expenses in our field operations, central operations, and customer experience teams. The increase in personnel-related expenses includes an increase of $1.0 million related to equity-based compensation.

Operations and support costs as a percentage of revenue increased 190 basis points for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a 250 basis point increase in personnel-

related expenses, of which 30 basis points related to equity-based compensation. This was partially offset by a 50 basis point decrease in facility-related and other expenses.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

Operations and support costs increased by $63.5 million, or 48%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a $60.7 million increase in personnel-related expenses in our field operations, central operations, and customer experience teams. The increase in personnel-related expenses includes an increase of $4.8 million related to equity-based compensation.

Operations and support costs as a percentage of revenue increased 110 basis points for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a 180 basis point increase in personnel-related expenses, of which 40 basis points related equity-based compensation. This was partially offset by a 60 basis point decrease in facility-related expenses, driven by the increased density and scale of our business resulting in improved operating leverage.

Technology and development

	Three Months Ended September 30,				Nine Months Ended September 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Technology and development	$18,422	$12,332	$6,090	49%	$52,493	$30,935	$21,558	70%
Percentage of revenue	4.5%	3.7%			5.4%	4.4%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

Technology and development expenses increased by $6.1 million, or 49%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a $3.3 million increase in software license and maintenance costs and a $2.7 million increase in personnel-related expenses. The increase in personnel-related expenses was driven by increased headcount and an increase of $0.9 million related to equity-based compensation.

Technology and development expenses as a percentage of revenue increased by 80 basis points for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a 40 basis point increase in software license and maintenance costs and a 30 basis point increase in equity-based compensation.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

Technology and development expenses increased by $21.6 million, or 70%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to an $11.3 million increase in software license and maintenance costs and a $9.9 million increase in personnel-related expenses. The increase in personnel-related expenses was driven by increased headcount and an increase of $4.8 million related to equity-based compensation.

Technology and development expenses as a percentage of revenue increased by 100 basis points for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a 50 basis point increase in equity-based compensation and a 50 basis point increase in software license and maintenance costs.

Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$75,020	$49,943	$25,077	50%	$196,909	$114,657	$82,252	72%
Percentage of revenue	18.2%	15.1%			20.3%	16.5%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

Sales and marketing expenses increased by $25.1 million, or 50%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to a $13.0 million increase in personnel-related expenses driven by increased headcount primarily within our sales force, a $7.3 million increase in listing fees paid to our distribution partners, primarily driven by a 25% increase in GBV, and a $4.5 million increase in advertising to attract homeowners and guests to our platform. The increase in personnel-related expenses includes an increase of $0.7 million related to equity-based compensation.

Sales and marketing expenses as a percentage of revenue increased 310 basis points for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a 200 basis point increase in personnel-related expenses, of which 20 basis points was attributable to equity-based compensation, a 60 basis point increase in advertising to attract homeowners and guests to our platform, and a 30 basis point increase in listing fees paid to our distribution partners.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

Sales and marketing expenses increased by $82.3 million, or 72%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to a $41.8 million increase in personnel-related expenses driven by increased headcount primarily within our sales force, a $22.5 million increase in listing fees paid to our distribution partners driven by a 39% increase in GBV, and a $17.2 million increase in advertising to attract homeowners and guests to our platform. The increase in personnel-related expenses includes an increase of $3.8 million related to equity-based compensation.

Sales and marketing expenses as a percentage of revenue increased 380 basis points for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a 250 basis point increase in personnel-related expenses, of which 30 basis points was attributable to equity-based compensation, a 110 basis point increase in advertising to attract homeowners and guests to our platform, and a 30 basis point increase in listing fees paid to our distribution partners.
General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$31,043	$19,326	$11,717	61%	$83,486	$59,672	$23,814	40%
Percentage of revenue	7.5%	5.9%			8.6%	8.6%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

General and administrative expenses increased by $11.7 million, or 61%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to an $8.6 million increase in personnel-related and professional services expenses, including those related to operating as a public company, and a $1.8 million increase in credit loss expenses. The increase in personnel-related expenses includes an increase of $4.2 million related to equity-based compensation.

General and administrative expenses as a percentage of revenue increased 160 basis points for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a 120 basis point increase in personnel-related and professional services expenses, of which 80 basis points was attributable to equity-based compensation, and a 50 basis point increase in credit loss expense.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

General and administrative expenses increased by $23.8 million, or 40%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a $27.0 million increase in personnel-related and professional services expenses, including those related to operating as a public company, a $3.5 million increase in credit loss expense, and a $2.7 million increase in facilities expenses. These increases were partially offset by a $7.3 million decrease in costs related to the acquisition of TurnKey completed in fiscal 2021 and a $2.6 million decrease in third-party expenses incurred to prepare for the requirements of being a public company. The increase in personnel-related expenses includes an increase of $8.9 million related to equity-based compensation.

General and administrative expenses as a percentage of revenue were consistent for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The primary changes were a 140 basis point increase in personnel-related and professional services expenses to support the increasing scale of our business, of which 70 basis points was attributable to equity-based compensation, and a 30 basis point increase in credit loss expense, partially offset by a 110 basis point decrease in costs related to the acquisition of TurnKey and a 40 basis point decrease in third-party expenses incurred to prepare for the requirements of being a public company.

Depreciation and Amortization of intangible assets

	Three Months Ended September 30,				Nine Months Ended September 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Depreciation	$5,376	$4,414	$962	22%	$16,676	$12,721	$3,955	31%
Percentage of revenue	1.3%	1.3%			1.7%	1.8%

Amortization of intangible assets	$15,490	$13,979	$1,511	11%	$45,771	$30,778	$14,993	49%
Percentage of revenue	3.8%	4.2%			4.7%	4.4%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

Depreciation expense increased by $1.0 million, or 22%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to continued investment in our platform, including capitalized software to support our products and services.

Amortization of intangible assets increased by $1.5 million, or 11%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to recent portfolio additions.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

Depreciation expense increased by $4.0 million, or 31%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to continued investment in our platform, including capitalized software to support our products and services.

Amortization of intangible assets increased by $15.0 million, or 49%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the strategic acquisition of TurnKey during the second quarter of 2021 and recent portfolio additions.

Interest income, Interest expense and Other income (expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest income	$779	$6	$773	12,883%	$1,220	$32	$1,188	3,713%
Percentage of revenue	0.2%	—%			0.1%	—%

Interest expense	$(606)	$(3,313)	$2,707	(82)%	$(1,957)	$(9,219)	$7,262	(79)%
Percentage of revenue	(0.1)%	(1.0)%			(0.2)%	(1.3)%

Other income (expense), net	$(23)	$150	$(173)	(115)%	$41,499	$(10,199)	$51,698	(507)%
Percentage of revenue	—%	—%			4.3%	(1.5)%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021

Interest income increased by $0.8 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Interest expense decreased by $2.7 million, or 82%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. In connection with the Reverse Recapitalization on December 6, 2021, the D-1 Convertible Notes converted into equity interests, and therefore we did not incur any interest on the D-1 Convertible Notes during the three months ended September 30, 2022.

Other income (expense), net, changed by $0.2 million, or 115%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

Interest income increased by $1.2 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Interest expense decreased by $7.3 million, or 79%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. In connection with the Reverse Recapitalization on December 6, 2021, the D-1 Convertible Notes converted into equity interests, and therefore we did not incur any interest on the D-1 Convertible Notes during the nine months ended September 30, 2022.

Other income (expense), net, changed by $51.7 million, or 507%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, other income, net, was driven by a $43.9 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock. For the nine months ended September 30, 2021, other expense, net, was driven by an increase in the fair value of Vacasa Holdings common unit warrant derivative liabilities of $10.3 million. In connection with the Reverse Recapitalization on December 6, 2021, the Vacasa Holdings warrant derivative liabilities were net exercised and are no longer outstanding.

Key Business Metrics and Non-GAAP Financial Measures

We collect and analyze key business metrics, including Gross Booking Value (GBV), Nights Sold, and GBV per Night Sold, as well as non-GAAP financial measures to assess our performance. In addition to revenue, net income (loss), income (loss) from operations, and other results under GAAP, we use non-GAAP financial measures, including Adjusted EBITDA, Non-GAAP cost of revenue, Non-GAAP operations and support expense, Non-GAAP technology and development expense, Non-GAAP sales and marketing expense, and Non-GAAP general and administrative expense (collectively, the Non-GAAP Financial Measures) to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We provide a reconciliation below of the Non-GAAP Financial Measures to their most directly comparable GAAP financial measures.

We believe these Non-GAAP Financial Measures, when taken together with their corresponding comparable GAAP financial measures, are useful for analysts and investors. These Non-GAAP Financial Measures allow for more meaningful comparisons of our performance by excluding items that are non-cash in nature or when the amount and timing of these items is unpredictable or one-time in nature, not driven by the performance of our core business operations or renders comparisons with prior periods less meaningful.

The key business metrics and Non-GAAP Financial Measures have significant limitations as analytical tools, should be considered as supplemental in nature, and are not meant as a substitute for any financial information prepared in accordance with GAAP. We believe the Non-GAAP Financial Measures provide useful information to investors and others in understanding and evaluating our results of operations, are frequently used by these parties in evaluating companies in our industry, and provide useful measures for period-to-period comparisons of our business performance. Moreover, we present the key business metrics and Non-GAAP Financial Measures because they are key measurements used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

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
•these measures do not reflect our tax expense or the cash required to pay our taxes; and
•with respect to Adjusted EBITDA, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and such measures do not reflect any cash requirements for such replacements.

In the future we may incur expenses or charges such as those being adjusted in the calculation of these Non-GAAP Financial Measures. Our presentation of these Non-GAAP Financial Measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items, and our Non-GAAP Financial Measures may be calculated differently from similarly titled metrics or measures presented by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(in thousands, except GBV per Night Sold)
Gross Booking Value (GBV)	$968,692	$776,150	$2,139,566	$1,536,228
Nights Sold	2,058	1,840	5,051	4,071
GBV per Night Sold	$471	$422	$424	$377

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

Through the three months ended September 30, 2022, GBV increased to $968.7 million, a 25% increase compared to the same period in 2021. The increase was primarily driven by growth in Nights Sold and the optimization of rates and fees, which led to an increase in the GBV per Night Sold.

Through the nine months ended September 30, 2022, GBV increased to $2,139.6 million, a 39% increase compared to the same period in 2021. The increase was primarily driven by the growth of new homes on our platform and Nights Sold and the optimization of rates and fees, which led to an increase in the GBV per Night Sold.

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

Through the three months ended September 30, 2022, Nights Sold increased to 2.1 million, or 12%, compared to the same period in 2021. The increase in Nights Sold was driven by growth of new homes on our platform.

Through the nine months ended September 30, 2022, Nights Sold increased to 5.1 million, or 24%, compared to the same period in 2021. The increase in Nights Sold was driven by growth of new homes on our platform.

As we continue to add new homes to our platform in existing and new markets and optimize their availability, pricing, occupancy, and distribution, we expect Nights Sold to continue to grow.

Gross Booking Value per Night Sold

GBV per Night Sold represents the dollar value of each night stayed by guests on our platform in a given period. GBV per Night Sold reflects the pricing of rents, fees, and estimated taxes paid by guests.

Growth in GBV per Night Sold reflects our ability to optimize pricing and throughput of the homes on our platform, which helps to create higher performing vacation rental homes. There is a strong relationship between GBV and Nights Sold, and these two variables are managed in concert with one another. Our proprietary pricing algorithms are continually evaluating the trade-offs between price and occupancy to optimize the mix of Nights Sold and GBV per Night Sold with the goal of maximizing homeowner income.

Through the three months ended September 30, 2022, GBV per Night Sold increased to $471, or 12%, compared to the same period in 2021. The increase in GBV per Night Sold was primarily driven by optimization of rates and fees, as well as the mix of homes on our platform.

Through the nine months ended September 30, 2022, GBV per Night Sold increased to $424, or 12%, compared to the same period in 2021. The increase in GBV per Night Sold was primarily driven by optimization of rates and fees, as well as the mix of homes on our platform.

We continue to optimize existing supply, drive platform innovation, and add new enhancements to expand our technological advantage to help improve our yield management.

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) excluding: (1) depreciation and acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable; (2) interest income and expense; (3) any other income or expense not earned or incurred during our normal course of business; (4) any income tax benefit or expense; (5) equity-based compensation costs; (6) one-time costs related to strategic business combinations; and (7) restructuring costs. We believe this measure is useful for analysts and investors as this measure allows for more meaningful period-to-period comparisons of our business performance. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature or the amount and timing of these items is unpredictable or one-time in nature, not driven by the performance of our core business operations and renders comparisons with prior periods less meaningful. Adjusted EBITDA as a percentage of Revenue is calculated by dividing Adjusted EBITDA for a period by Revenue for the same period.

Seasonal trends in our Nights Sold impact Adjusted EBITDA for any given quarter. Typically, the second and third quarters of the year have higher Adjusted EBITDA and Adjusted EBITDA as a percentage of revenue, as fixed costs are allocated across a larger number of guest reservations. We expect Adjusted EBITDA and Adjusted EBITDA as a percentage of revenue to fluctuate in the near term due to this seasonality and as we continue to invest in our supply growth engine and technology platform and improve over the medium to long term as we achieve operating leverage from scale and density.

In the three months ended September 30, 2022, Adjusted EBITDA was $46.1 million, compared to $56.9 million in the same period in 2021. The unfavorable change in Adjusted EBITDA is a reflection of increases in our operating costs and expenses, as discussed above. In the three months ended September 30, 2022, Adjusted EBITDA as a percentage of Revenue was 11%, compared to 17% in the same period in 2021.

In the nine months ended September 30, 2022, Adjusted EBITDA was $21.5 million, compared to $39.6 million in the same period in 2021. The unfavorable change in Adjusted EBITDA is a reflection of increases in our operating costs and expenses, as discussed above. In the nine months ended September 30, 2022, Adjusted EBITDA as a percentage of Revenue was 2%, compared to 6% in the same period in 2021.

The following table reconciles net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(in thousands, except percentages)
Net income (loss)	$15,813	$32,804	$(30,179)	$(36,410)
Add back:
Depreciation and amortization of intangible assets	20,866	18,393	62,447	43,499
Interest income	(779)	(6)	(1,220)	(32)
Interest expense	606	3,313	1,957	9,219
Other income (expense), net	23	(150)	(41,499)	10,199
Income tax benefit (expense)	170	76	1,073	(76)
Equity-based compensation	9,376	2,272	28,360	5,273
Business combination costs(1)	61	165	541	7,679
Restructuring(2)	—	—	—	249
Adjusted EBITDA	$46,136	$56,867	$21,480	$39,600
Adjusted EBITDA as a percentage of Revenue	11%	17%	2%	6%

(1) Represents third-party costs associated with the strategic acquisition of TurnKey, and third-party costs associated with our Reverse Recapitalization in 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$174,123	$138,461	$447,976	$332,455
Less: equity-based compensation	225	—	842	—
Non-GAAP cost of revenue	$173,898	$138,461	$447,134	$332,455

Operations and support	$76,877	$55,435	$196,349	$132,836
Less: equity-based compensation	1,069	24	4,845	86
Non-GAAP operations and support	$75,808	$55,411	$191,504	$132,750

Technology and development	$18,422	$12,332	$52,493	$30,935
Less: equity-based compensation	1,107	167	5,272	489
Non-GAAP technology and development	$17,315	$12,165	$47,221	$30,446

Sales and marketing	$75,020	$49,943	$196,909	$114,657
Less: equity-based compensation	1,075	393	4,876	1,047
Non-GAAP sales and marketing	$73,945	$49,550	$192,033	$113,610

General and administrative	$31,043	$19,326	$83,486	$59,672
Less: equity-based compensation	5,900	1,688	12,525	3,651
Less: business combination costs(1)	61	165	541	7,679
Non-GAAP general and administrative	$25,082	$17,473	$70,420	$48,342

(1) Represents third-party costs associated with the strategic acquisition of TurnKey, and third-party costs associated with our Reverse Recapitalization in 2021.

Liquidity and Capital Resources

Since our founding, our principal sources of liquidity have been from proceeds we have received through the issuance of equity and debt financing. We have incurred significant operating losses and generated negative cash flows from operations as we have invested to support the growth of our business. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. These capital resources may be obtained through additional equity offerings, which will dilute the ownership of our existing stockholders, or debt financings, which may contain covenants that restrict the operations of our business. In the event that additional financing is required from outside sources, we may not be able to raise the financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

As of September 30, 2022, we had cash and cash equivalents of $150.8 million. In addition, as of September 30, 2022, $101.9 million was available for borrowing under our Revolving Credit Facility (as defined below). Our primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures and other general corporate purposes. In addition, following the Reverse Recapitalization, we expect to need cash to make payments under the Tax Receivable Agreement. For more details regarding the Tax Receivable Agreement, see our 2021 Annual Report. We expect our operations will continue to be financed primarily by equity offerings, debt financing, and cash and cash equivalents. We believe our existing sources of liquidity will be sufficient to fund operations, working capital requirements, capital expenditures, and debt service obligations for at least the next 12 months.

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

Senior Secured Convertible Notes

In May 2020, we entered into a note purchase agreement with certain of our existing investors pursuant to which we issued $108.1 million in aggregate principal amount of D-1 Convertible Notes. The D-1 Convertible Notes accrued cash interest daily at 3% per annum, payable annually in arrears on the anniversary date of the initial closing date. Additionally, the D-1 Convertible Notes accrued PIK interest equal to 7% per annum, capitalized by adding the full amount of PIK interest to the principal balance on each anniversary date of the initial closing. In connection with the Reverse Recapitalization, the D-1 Convertible Notes converted into equity interests and are no longer outstanding as of September 30, 2022.

Revolving Credit Facility

In October 2021, we entered into a credit agreement, which, as subsequently amended in December 2021 (as amended, the Credit Agreement), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million (Revolving Credit Facility). The Revolving Credit Facility includes a sub-facility for letters of credit in an aggregate face amount of $40.0 million, which reduces borrowing availability under the Revolving Credit Facility. As of September 30, 2022, there were no borrowings outstanding and there were $3.1 million of letters of credit issued under the Credit Agreement.

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

The Credit Agreement contains customary covenants. In addition, we are required to maintain a minimum amount of consolidated revenue, measured on a trailing four-quarter basis, as of the last date of each fiscal quarter, provided that such covenant will only apply if, on such date, the aggregate principal amount of outstanding borrowings under the Revolving Credit Facility and letters of credit (excluding undrawn amounts under any letters of credit in an aggregate face amount of up to $20 million and letters of credit that have been cash collateralized) exceeds 35% of the then-outstanding revolving commitments. We are also required to maintain liquidity of at least $15.0 million as of the last date of each fiscal quarter.

See Note 10, Debt to our condensed consolidated financial statements for additional information.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,

	2022	2021
	(in thousands)
Net cash provided by operating activities	$6,994	$76,290
Net cash used in investing activities	(103,473)	(71,997)
Net cash used in financing activities	(30,354)	(9,725)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(480)	(84)
Net decrease in cash, cash equivalents and restricted cash	$(127,313)	$(5,516)

Operating Activities

Net cash provided by operating activities was $7.0 million for the nine months ended September 30, 2022, primarily due to a net loss of $30.2 million, offset by $49.0 million of non-cash items including depreciation, amortization of intangible assets, reduction in the carrying amount of operating lease right-of-use assets, fair value adjustment on derivative liabilities, and equity-based compensation expense. Additional uses of cash flows resulted from changes in working capital, including a $28.2 million decrease in funds payable to owners, a $26.4 million increase in prepaid expenses and other assets, and a $26.2 million decrease in deferred revenue and future stay credits, partially offset by a $65.4 million decrease in accounts receivable driven by the settlement of amounts owed by the prior owners of acquired businesses managed under transition services agreements.

Net cash provided by operating activities was $76.3 million for the nine months ended September 30, 2021, primarily due to a net loss of $36.4 million, offset by $67.7 million of non-cash items related to depreciation, amortization of intangible assets, fair value adjustment on warrant derivative liabilities, equity-based compensation expense and PIK interest related to our D-1 Convertible Notes. Additional sources of cash flows resulted from changes in working capital, including a $17.6 million increase in funds payable to owners and a $9.6 million increase in hospitality and sales taxes payable as a result of increased bookings on our platform, partially offset by a $16.5 million decrease in deferred revenue and future stay credits driven by the usage of future stay credits during the period.

Investing Activities

Net cash used in investing activities was $103.5 million for the nine months ended September 30, 2022, primarily due to $87.7 million of cash paid for business combinations, net of cash and restricted cash acquired, $8.4 million of cash paid for purchases of property and equipment, and $7.4 million of cash paid for capitalized internally developed software costs.

Net cash used in investing activities was $72.0 million for the nine months ended September 30, 2021, primarily due to net cash paid for business acquired of $63.5 million and $4.9 million of cash paid for capitalized internally developed software costs.

Financing Activities

Net cash used in financing activities was $30.4 million for the nine months ended September 30, 2022, primarily due to $28.1 million of cash payments for business combinations.

Net cash used in financing activities was $9.7 million for the nine months ended September 30, 2021, primarily due to $9.4 million of cash payments for business combinations.

Material Cash Requirements from Contractual and Other Obligations

As of September 30, 2022, there were no material changes outside the ordinary course of business to the contractual obligations from the information disclosed in our 2021 Annual Report.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP, which requires us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. There have been no significant changes to our critical accounting policies and estimates from those disclosed in our 2021 Annual Report. For a description of our critical accounting policies, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2021 Annual Report.

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

Our cash and cash equivalents primarily consist of cash deposits and marketable securities. We do not enter into investments for trading or speculative purposes. Because our cash equivalents generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of September 30, 2022.

As we do not have any borrowing under our Revolving Credit Facility as of September 30, 2022, we are not currently exposed to the risk related to fluctuations in interest rates to the extent the Alternate Base Rate exceeds the floor.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

As permitted by related SEC staff interpretive guidance for newly acquired businesses, the operations of one of our portfolio transactions (the Acquired Business) were excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. The operations of the Acquired Business were excluded from the evaluation of the effectiveness of our disclosure controls and procedures only for the period (not beyond one year from the date of acquisition) and extent to which the operations had not yet been integrated into our existing control environment. The Acquired Business represented approximately 1.7% of our total assets (excluding goodwill and intangible assets) as of September 30, 2022. The Acquired Business represented approximately 1.7% and 0.9% of revenues for the three and nine months ended September 30, 2022, respectively.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business. These include proceedings, claims, and investigations relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, consumer rights, personal injury, and property rights. See the information under the “Litigation” caption in Note 15, Commitments and Contingencies to our condensed consolidated financial statements, which we incorporate here by reference.

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

Item 1A. Risk Factors

Other than the risk factors below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in our 2021 Annual Report. Our business, operations and financial results are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A Common Stock. You should carefully read and consider the risks and uncertainties described below as well as those included in our 2021 Annual Report, together with all of the other information in our 2021 Annual Report and this Quarterly Report and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in our 2021 Annual Report and this Quarterly Report may not be the only ones we face.

Our 2021 Annual Report includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the 2021 Annual Report.

Risks Related to Our Business and Industry

A future impairment of our long-lived assets or goodwill could adversely affect our results of operations and financial condition.

We evaluate our long-lived assets or asset groups for indicators of possible impairment by comparing the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group and its eventual disposal when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. We review goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. For additional information, see Note 2, Significant Accounting Policies to our consolidated financial statements included in our 2021 Annual Report.
Potential indicators of impairment include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in our stock price and/or market capitalization for a sustained period of time. If one or more of these impairment indicators occur, this could result in an impairment of long-lived assets or goodwill. Future impairment of our long-lived assets or goodwill could be material and could adversely affect our results of operations and financial condition.

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

Exhibit Index

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File Number	Date	Exhibit	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41130	12/9/21	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41130	12/9/21	3.2
10.1#†	Offer letter, dated August 22, 2022, between Vacasa LLC and Robert Greyber					*
10.2#†	Change in Control and Retention Agreement, dated September 6, 2022, between Vacasa LLC and Robert Greyber					*
10.3#†	Separation and Release Agreement, dated August 22, 2022 between Vacasa LLC and Matthew Roberts					*
10.4#	Form of Performance Share Unit Agreement for Awards Issued Under the 2021 Incentive Award Plan					*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
†	Exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibits will be furnished to the Securities and Exchange Commission upon request.
#	Indicates management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacasa, Inc.
(Registrant)

November 9, 2022	By:	/s/ Robert Greyber
(Date)	Name:	Robert Greyber
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 9, 2022	By:	/s/ Jamie Cohen
(Date)	Name:	Jamie Cohen
	Title:	Chief Financial Officer
(Principal Financial Officer)