Form 10-K
period 2022-12-31
Vacasa, Inc.
filed 2023-03-15
CIK 1874944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to ________
Commission File Number: 001-41130

Vacasa, Inc.
(Exact name of registrant as specified in its charter)

_________________________

Delaware (State or other jurisdiction of incorporation or organization)	87-1995316 (I.R.S. Employer Identification No.)

850 NW 13th Avenue
Portland, OR 97209
(Address of principal executive offices)(Zip Code)
(503) 345-9399
(Registrant's telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.00001 per share	VCSA	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:
None

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2022, was $354,672,314.

As of March 10, 2023, 236,754,580 shares of the registrant's Class A Common Stock were outstanding, 197,591,969 shares of the registrant's Class B Common Stock were outstanding, and 6,333,333 shares of the registrant's Class G Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our results of operations, financial position, growth strategy, seasonality, business strategy, policies, and approach are forward looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would”, or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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
•the ongoing effects of the COVID-19 pandemic, including as a result of new strains or variants of the virus, on our business, the travel industry, travel trends, and the global economy generally;
•declines or disruptions to the travel and hospitality industries or general economic downturns;
•our ability to anticipate market needs or develop new or enhanced offerings and services to meet those needs;
•our ability to expand into new markets and businesses, expand our range of homeowner services, and pursue strategic acquisition and partnership opportunities;
•any future impairment of our long-lived assets or goodwill;
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
•our ability to maintain, protect, and enhance our intellectual property; and
•those risks, uncertainties, and assumptions identified in Part I, Item 1A. "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

There may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we incorporate by reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events, or otherwise.

Basis of Presentation

Vacasa, Inc. was incorporated on July 1, 2021 under the laws of the state of Delaware as a wholly owned subsidiary of Vacasa Holdings LLC ("Vacasa Holdings") for the purpose of consummating the business combination described herein. In December 2021, Vacasa, Inc. merged with TPG Pace Solutions Corp., with Vacasa, Inc. continuing as the surviving entity, following which Vacasa, Inc. consummated a series of reorganization transactions through which Vacasa, Inc. became the sole manager and owner of approximately 50.3% of the outstanding equity interests in, Vacasa Holdings, and Vacasa Holdings cancelled its ownership interest in Vacasa, Inc. For the period from inception to December 6, 2021, Vacasa, Inc. had no operations, assets or liabilities. Unless otherwise indicated, the financial information included herein is that of Vacasa Holdings, which, following the business combination, became the business of Vacasa, Inc. and its subsidiaries.

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
•Our ability to appropriately manage the rapid growth experienced by our business and operations;
•Our recent growth may not be indicative of our future growth, and our recent growth also makes it difficult to evaluate our current business and future prospects;
•Our ability to attract new vacation rental homeowners to our platform and maintain relationships with existing vacation rental homeowners;
•Our ability to attract new guests or retain existing guests;
•Our ability to maintain our relationships with our existing distribution partners or develop and maintain successful relationships with additional distribution partners;
•Any decline or disruption to the travel and hospitality industries or economic downturn;
•Any failure to successfully integrate acquisitions or to enter into other acquisitions, strategic transactions or other relationships that support our long-term strategy;
•A future impairment of our long-lived assets or goodwill;
•Our ability to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings;
•Our ability to compete successfully with our current or future competitors;
•Significant fluctuations in our results of operations from quarter to quarter and year to year as a result of seasonality and other factors;
•Certain operational metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation;
•Our ability to provide high-quality customer service;
•Our ability to attract and retain capable management and employees;
•Increased personnel costs or labor shortages;
•Our ability to maintain and enhance our brand and reputation, and avoid negative publicity that could damage our brand;
•Owner, guest, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent, may undermine the safety or the perception of safety of our services and affect our ability to attract and retain homeowners and guests;
•Measures that we are taking to improve the trust and safety of our platform may cause us to incur significant expenditures and may not be successful;
•Our ability to cost-effectively drive traffic to our platform;
•Our ability to expand our international operations and manage the risks presented by our business model internationally;
•Any failure to properly manage funds held on behalf of customers;
•Upticks or downturns in bookings are not immediately reflected in our results of operations;
•Our efforts to create new offerings and initiatives are costly and may not be successful;
•The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic;
•Natural disasters and the physical effects of climate change;
•Our ability to obtain adequate insurance for the needs of our business;
•Risks related to payment-related fraud, fraudulent activities, fictitious transactions, or illegal transactions;
•Our reliance on third-party payment service providers to process payments made by guests and certain payments made to homeowners on our platform;
•Risks related to payment network rules and any material modification of our payment card acceptance privileges;
•Our focus on the long-term best interests of our company and our consideration of all of our stakeholders;
•Risks related to any indebtedness we may incur from time to time;
•Our ability to comply with federal, state, and foreign laws relating to privacy and data protection;
•Risks related to cyberattacks, data security breaches, or other security incidents;
•Our reliance primarily on Amazon Web Services to host and deliver our platform and on a number of other third-party service providers in connection with other key aspects of our platform and operations;
•Any undetected errors in our platform;
•System capacity constraints, system or operational failures, or denial-of-service or other attacks;
•Our ability to operate effectively on these platform other than desktop computers;
•Our ability to adapt to changes in technology and the evolving demands of homeowners and guests;
•Our ability to protect our intellectual property and our data;

•Risks related to claims that we or others violated certain third-party intellectual property rights;
•Risks related to our use of “open source” software;
•Risks related to laws, regulations, and rules that affect the short-term rental business;
•Risk related to complex, evolving, and sometimes inconsistent and ambiguous laws and regulations that may adversely impact our operations and discourage homeowners and guests from using our services;
•Our reliance on a mix of independent contractors and employees to provide operational services to us and any potential reclassification of independent contractors as deemed employees;
•Risk related to regulatory audits, inquiries, litigation, and other disputes;
•Liability for information or content that is on, or accessible through, our platform;
•Risks related to governmental economic and trade sanctions laws and regulations;
•Any violation of anti-corruption laws;
•Uncertainty in the application of taxes to our homeowners, guests, or platform;
•Exposure to greater than anticipated tax liabilities;
•Changes in tax laws or tax rulings;
•New federal excise taxes could be imposed in connection with repurchases of our Class A Common Stock;
•Our ability to use our net operating loss carryforwards and certain other tax attributes;
•Our principal stockholders have significant influence over us;
•Our status as a “controlled company” within the meaning of the Nasdaq listing rules;
•Our Certificate of Incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our subsidiaries;
•Our dependence upon distributions from Vacasa Holdings LLC ("OpCo") to pay taxes and other expenses;
•We may incur certain tax liabilities attributable to the Blockers as a result of the Business Combination;
•We may bear certain tax liabilities that are attributable to audit adjustments for taxable periods (or portions thereof) ending prior to the Business Combination, or that are disproportionate to our ownership interest in OpCo in the taxable period for which the relevant adjustment is imposed;
•Vacasa, Inc. will be required to pay the TRA Parties for certain tax benefits it may claim (or is deemed to realize) in the future;
•Volatility in the trading price of the shares of our Class A Common Stock;
•Future sales of our Class A Common Stock in the public market;
•Our status as an “emerging growth company” within the meaning of the Securities Act; and
•Our expectation not to pay any cash dividends on our Class A Common Stock in the foreseeable future.

PART I
Item 1. Business

Our Company

Vacasa, Inc. is the leading vacation rental management platform in North America. Our integrated technology and operations platform is designed to optimize vacation rental income and home care for homeowners, offer guests a seamless, reliable, and high-quality experience, and provide distribution partners with a variety of home listings. Our marketplace aggregates approximately 44,000 listings in over 500 destinations in the United States, Belize, Canada, Costa Rica, and Mexico. Our guests are able to search, discover, and book properties on Vacasa.com, our Guest app, and on the booking sites of distribution partners including Airbnb, Booking.com, and Vrbo. During the year ended December 31, 2022, we generated approximately $2.6 billion in Gross Booking Value ("GBV") from over six million Nights Sold.

Our business model is based on shared success. As a vertically-integrated property manager, we act as an agent on behalf of our homeowners, which allows us to avoid the capital requirements of owning the underlying real estate. We collect nightly rent from guests on behalf of homeowners and earn the majority of our revenue from homeowner commissions and service fees paid by guests.

Since our inception, we have focused primarily on the supply side of the short-term rental market and on growing our homeowner base. Booking channels such as Airbnb, Booking.com, and Vrbo have historically had more focus on the demand side of the market and collectively drive hundreds of millions of site visits each month.

Through our integrated technology and operations platform, we unlock new supply and increase the availability of vacation rental home listings for guests to discover and book. Our comprehensive set of capabilities, enabled by technology, is designed to remove barriers to renting vacation and second homes by solving critical challenges for homeowners such as listing creation and merchandising, pricing optimization, multi-channel distribution and demand generation, home care, insights and analytics, smart home technology, and customer support.
Our global marketplace connects guests with the homes we bring onto our platform. Our listings are aggregated on vacasa.com and on the sites of major demand channels. Our direct channel, which includes our booking site and Guest app, has become a significant source of guest demand, driving approximately 30% of GBV for the year ended December 31, 2022.

Developments in Our Business

Reverse Recapitalization

On July 28, 2021, the Company entered into an agreement to become a publicly traded company through a business combination with TPG Pace Solutions Corporation, a Cayman Islands exempted company ("TPG Pace").

On December 6, 2021, we consummated (the "Closing") the business combination (the "Business Combination") contemplated by that certain business combination agreement, dated as of July 28, 2021 (as amended, the "Business Combination Agreement"), by and among TPG Pace, Vacasa Holdings, Turnkey Vacations, Inc., a Vacasa Holdings equity holder ("TK Newco"), certain other Vacasa Holdings equity holders (together with TK Newco, the "Blockers"), us, and certain other parties, pursuant to which, among other things, TPG Pace merged with and into us, following which the separate corporate existence of TPG Pace ceased, and we became the surviving corporation. The transactions set forth in the Business Combination Agreement are further described in Note 3, Reverse Recapitalization to our consolidated financial statements.

TurnKey Acquisition

On April 1, 2021, we acquired the operations of TurnKey Vacation Rentals ("TurnKey"), a provider of property management and marketing services for residential real estate owners in the United States (the "TurnKey Acquisition"). The TurnKey Acquisition advanced our strategy to create a premium standard for vacation rentals. The acquisition also increased our market density in regions where we had existing operations and expanded our footprint into several other top vacation rental destinations. See Note 4, Acquisitions to our consolidated financial statements.

Our Growth Strategy

We continue to focus on addressing our market opportunities, including:

•Optimize existing supply. We expect to continue to innovate on our platform to expand our technology advantage, improve our operational efficiency, grow Nights Sold, and manage homeowner churn.

•Grow supply in existing markets. We intend to grow our footprint and increase density in existing markets to achieve further economies of scale, primarily using our individual approach to onboard individual vacation rental properties through our direct sales force.

•Expand our range of homeowner services. We intend to leverage our homeowner relationships to monetize adjacent services and expand our suite of product offerings. Our expanded range of homeowner services may include multiple service levels for homeowners who want or need assistance with select aspects of our end-to-end offering. We believe these services also have the potential to funnel more homeowners into our core product over time.

•Elevate the guest experience. We plan to elevate the guest experience with enhanced technology and services, including our Guest app and smart home technology.

•Expand into new domestic markets. We may also continue to selectively establish footholds in new domestic markets, using a portfolio approach, which was historically our primary strategy for entering new markets. Our portfolio approach is designed to capitalize on the footprint of highly fragmented, professionally managed, local property portfolios and allows us to port dozens of existing vacation rental homes to our platform simultaneously to build our local market presence at a faster rate.

•Expand into international markets. We currently have an international footprint in Belize, Canada, Costa Rica, and Mexico. Over time, our new market expansion may include selective entry into attractive international markets, primarily in Europe and the Americas.

Our Platform and Product Offerings

Our platform is designed to deliver a comprehensive offering to homeowners looking to rent their vacation homes and guests looking to experience the potential that vacation rentals can offer.

Offerings for Homeowners

We have designed our platform with a homeowner-first approach. Our homeowner offering includes products and services designed to enable homeowners to optimize rental income from their properties while outsourcing the care and management of their property. Our homeowner offering includes:

•Property setup and listing optimization. We promptly handle the comprehensive steps needed to allow a homeowner's home to be listed for rent. We offer design resources, professionally written descriptions, professional home photography, and feature and amenity recommendations in order to maximize guest appeal. Once a listing is live, we handle all aspects of marketing, calendar management, and guest interaction.

•Demand generation. Our proprietary software automatically syndicates listings across our direct booking site and on the booking sites of third-party distribution partners, including Airbnb, Booking.com, and Vrbo. We have also built tools to allow for granular modifications on listings or prices by channel. We strive to optimize our listings across our partner network to maximize bookings regardless of channel.

•Dynamic pricing. We strive to optimize the total rental revenue for our homeowners. We use artificial intelligence to predict how and when we can deliver the maximum yield for homeowners and price the home accordingly. To achieve this optimization, we continuously adjust rental rates across all our channels based on a guest's itinerary, a home's availability, and real-time booking dynamics. Our data scientists and machine learning engineers continually test for optimization, iterate, and release new algorithms in an effort to improve revenue per available night.

•Tax and compliance support. We strive to simplify compliance and tax-related tasks for homeowners. We collect and remit transient occupancy taxes through our platform and may assist with filing necessary permits for vacation rental properties in certain jurisdictions.

•Real estate analytics. We offer homeowners analytics about vacation rental activity. We provide rental projections to help buyers make informed decisions about potential purchases.
•Homeowner dashboard and mobile app. Homeowners can access their booking, payment, and performance details on our homeowner portal or via our mobile app.

•End-to-end property care. We strive to deliver comprehensive home care, including housekeeping, maintenance, inspection, and related services to homeowners.

Offerings for Guests

For guests, our offerings are designed to provide a frictionless way to search, discover, transact, and experience Vacasa listings. Our guest offerings include:

•Direct booking site. Our booking site serves as our own demand channel. Approximately 30% of GBV was generated through our direct channel, which includes our booking site and Guest app, in the fiscal year ended December 31, 2022.

•Payment capabilities. We offer guests multiple payment options, including payment plans offered through our partnership with Affirm.

•24/7 support. Our customer support team is available 24/7 and is accessible via phone, vacasa.com, or our Guest app.

•Smart home technology. Our smart home technology includes keyless locks, Wi-Fi routers, and noise monitoring technology.

•Guest app. Our Guest app is designed to drive guest demand, engagement, and satisfaction. Our Guest app includes a comprehensive suite of features for before, during, and after a guest’s stay. For example, guests are able to search, book, and pay for their stay through the app. The Guest app also facilitates access to the property, Wi-Fi connection, and our 24/7 support.

Technology Utilized by our Local Operations Teams

Our teams perform home care in over 500 destinations and are key to delivering an enhanced level of service to our homeowners and guests at the local level. Underpinning our local operations teams is our proprietary technology that guides all aspects of home care. These capabilities include:

•HomeCare Hub. Our HomeCare Hub is a proprietary software tool purpose-built for vacation rentals. Our HomeCare Hub allows us to optimize staffing, assignments, dispatching, and workflows across our local markets. Operations managers are able to monitor the homes in their portfolio 24/7 with bi-directional flow of information from the property. Furthermore, we have built application program interface integrations to vendors to maximize efficiency in the process. Our AI-driven software solution is designed to continuously improve and enhance our operational effectiveness over time.

•Field application. Our field application is leveraged by our home care staff, maintenance personnel, and local managers and is connected into our HomeCare Hub software tool to enhance coordination between managers, contractors, and field personnel. Our proprietary application provides visibility to our field team on assigned tasks and open tickets. The field application is used in a myriad of ways, such as to monitor guest check-out status and to facilitate accelerated cleans and post-cleaning photo submissions for real-time inspection approval.

•Ticketing system and time tracking. We provide comprehensive management of employee activity on our platform to track and manage workflows and productivity.

•Smart home technology. Smart home technology, such as smart locks, improves our operational efficiency. For example, local staff do not need to visit homes to change lock box codes or replace lost keys, and certain locks can be programmed to trigger notifications when a guest checks in or out. We utilize this data to inform our scheduling algorithms, which improves the efficiency of our local teams running home care.

Our Development and Technology Infrastructure

We have a research and development team responsible for delivering enhancements to the functionality, usability, and performance of our platform. We have assembled a team of engineers, designers, product managers, and data scientists whose expertise spans a broad range of technical areas.

Sales and Marketing

Our marketing strategy primarily relies on performance marketing, which we complement with engagement marketing and brand marketing. We deploy performance marketing strategies through digital and offline channels to drive additional traffic from prospective guests. Engagement marketing initiatives include email and other outbound communications to ensure that we retain high-value homeowners and guests. Brand marketing increases awareness among potential homeowners and guests, helping them understand the benefits of renting their home through Vacasa and of booking and experiencing a Vacasa property. In addition to performance, engagement, and brand marketing, we engage in public relations and communications activities to strengthen our brand among homeowners and guests.

We deploy focused sales efforts targeted at homeowners of properties we predict will be high-value listings on our platform. Once prospects are identified, our sales executives work to convert homeowners to our platform. Our sales executives have crucial area relationships and referral networks.

Our Distribution Partners

As part of our multi-channel distribution strategy, we have established relationships with numerous booking sites, including Airbnb, Booking.com and Vrbo, which make Vacasa-listed properties available for booking by guests through their online platforms. Bookings through our distribution partners accounted for approximately 70%, 70% and 65% of our GBV during the years ended December 31, 2022, 2021, and 2020, respectively.

Our agreements with our distribution partners typically provide either that (i) the partner will receive a commission on bookings made through the channel transactions (with the rate varying by partner) or (ii) we will pay the partner a fixed subscription fee, typically on an annual, per-listing basis. Certain partners may charge guests additional fees directly.

Human Capital

Our People

As of December 31, 2022, we employed a total of approximately 7,900 team members globally. Our dedicated local operations teams work directly with our homeowners to provide comprehensive vacation rental management services and exceptional care for our guests. Our field teams are supported by our central team employees who work in our offices or remotely. This group is composed of engineers, product managers, marketers, operations leads, finance professionals, human resources, and legal personnel.

We are committed to hiring a diverse workforce. We seek to foster an inclusive environment where everyone feels welcome to be their authentic selves and all voices are heard and to create an environment that is aligned with our values and that reflects our global community.

Our Culture

At Vacasa, we are reimagining the vacation rental experience for homeowners and guests through our end-to-end technology platform.

Vacasa’s culture has grown and evolved along with its people. We started in 2009 with one home and a small team. As of December 31, 2022, we managed approximately 44,000 homes with a team of professionals across the travel and hospitality industry. Even with this scale, we strive to maintain an entrepreneurial spirit. We hold ourselves accountable to the values we’ve grown into as a company, which guide our decision making:

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

Homeowners. Homeowners can either self-manage or use local property management businesses to market and care for their homes. Homeowners who self-manage are able to list on sites such as Airbnb, Booking.com, and Vrbo and may choose to leverage additional software tools to handle aspects of the process such as pricing or scheduling. We compete for homeowners based on many factors, including the volume and pricing of bookings generated by guests on our platform and those of our distribution partners; ease of onboarding onto our platform; the service fees and commissions we charge; the owner protections we offer, such as our insurance programs; and the strength of our brand.

Guests. We also compete to attract guests to our platform. Guests have a wide range of options for finding and booking accommodations, and as such, we compete with other forms of accommodations including hotels, other vacation rental companies, and serviced apartment providers, both online and offline. We also compete for traffic and demand generation through our direct booking channel with nationally recognized booking sites such as Airbnb, Booking.com, Vrbo, regional booking sites, and online travel agencies, and to a lesser degree, urban rental sites such as Sonder, and niche programs such as Inspirato. We compete for guests based on many factors, including: the uniqueness and quality of our homes and the availability of homes; the value and all-in cost of our offerings relative to other options, our brand; and the ease of use of our platform.

We believe we compete favorably on the basis of the key competitive factors noted above. However, many of our competitors and potential competitors are larger and have greater financial, technical and other resources, including greater brand name recognition, longer operating histories, larger marketing budgets and established marketing relationships, access to larger customer bases and significantly greater resources for the development of their offerings. See Part I, Item 1A “Risk Factors—Risks Related to Our Business and Industry—The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.”

Intellectual Property

Our intellectual property is an important component of our business. We rely on a combination of trademarks, domain names, copyright, patents, know-how and trade secrets, as well as contractual provisions and restrictions, to establish and protect our intellectual property. As of December 31, 2022, we held two U.S. patent applications, which were published in April 2021 and remain in progress, and one patent acquired through the TurnKey Acquisition. While we believe our patent applications and registration are important to our competitive position, we do not believe any single patent application or registration is material to our business as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

As of December 31, 2022, we owned 49 U.S. and 63 international (across 53 countries) registered or pending trademarks, including “Vacasa” and related logos and designs. We also own several domain names that we use in, or relate to, our business, including “vacasa.com” and other country code top level domain name equivalents.

We rely on trade secrets and confidential information to develop and maintain our competitive advantage. We seek to protect our trade secrets and confidential information through a variety of methods, including confidentiality procedures and non-disclosure agreements with employees, third parties, and others who may have access to our confidential or proprietary information. We also require our employees to sign invention assignment agreements with respect to inventions arising from the course of their employment, and we restrict unauthorized access to our proprietary technology. In addition, we have developed proprietary code and algorithms that are protected through a combination of copyright and trade secrets.

Notwithstanding our efforts to protect our intellectual property rights, there can be no assurance that the measures we take will be effective or that our intellectual property will provide any competitive advantage. We cannot provide any assurance that any patents will be issued from our currently pending or any future applications, or that any of our issued patents will adequately protect our proprietary technology. Our intellectual property rights may be invalidated, circumvented or challenged. Furthermore, the laws of certain foreign countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States and, as a result, we may be unable to protect our intellectual property and other proprietary rights in certain foreign jurisdictions. In addition, while we have confidence in the measures we take to protect and preserve our trade secrets, we cannot guarantee that these measures will not be circumvented, or that all applicable parties have executed confidentiality or invention assignment agreements. In addition, such agreements can be breached, and we may not have adequate remedies should any such breach occur. Accordingly, our trade secrets may otherwise become known or independently discovered by competitors. For more information regarding the risks related to intellectual property, see Part I, Item 1A “Risk Factors—Risks Related to Information Technology, Data Security and Data Privacy.”

Data Privacy and Security

The protection of identifiable information about individuals, often referred to as personal data, that we collect is important for ensuring trust with our stakeholders. In the course of operations, we collect and process a variety of personal data from interactions with customers and visitors, use of our websites and/or applications, social media, advertisements, or communications with us relating to any services we offer. We also collect personal data from job applicants, employees, independent contractors, and employees of certain companies with which we work.

We store, protect, use and transmit personal data in accordance with our online privacy policy and internal data security and data handling policies and procedures, in addition to a variety of industry-standard technical, administrative, and physical measures. We also employ a variety of measures designed to comply with our legal obligations in relation to the collection and processing of personal data.

Such measures include, but are not limited to: specifying collection and processing purposes; restricting the use of personal data to specified purposes; minimizing the collection and retention of personal data beyond what is required for our operations; anonymizing, pseudonymizing, or otherwise obfuscating certain personal data; encrypting personal data; administering privacy awareness training; and managing service providers processing personal data on our behalf.

We are subject to a variety of data privacy and security laws and regulations across multiple jurisdictions where we have operations, employees or guests, which set forth a variety of compliance requirements related to the collection and processing of personal data. To support compliance with such requirements, we maintain cross-functional and interdisciplinary privacy procedures, including, but not limited to the following areas: data subject (consumer) rights; training and awareness; vendor management; data retention and destruction; privacy policy management; and incident management.

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

Short-Term Regulatory Considerations in the Markets in which we Operate

We operate in hundreds of locations across the United States, with varying sets of rules and regulations associated with each state, county, city, town, township, or village. We typically focus our operations in markets whose jurisdictions allow for un-hosted, non-owner occupied short-term rentals, and avoid major cities, such as San Francisco and Denver, that only allow “homeshares,” which are rentals of all or a portion of the owner’s primary residence. Occasionally, however, past acquisitions of other management companies have included a small number of rentals that are subject to these primary residence rules.

With very few exceptions, owners of the properties we manage are ultimately responsible for obtaining and maintaining applicable permits, licenses, and tax registrations, and for complying with local zoning restrictions as well as restrictive covenants and homeowner association bylaws. We often assist with permitting, licensing, and taxation to the extent we are legally able, and work hard to verify and help ensure compliance with state and local laws for all of our homes. If violations occur, we strive to move quickly to assist owners in correcting them and abide by the decisions of government officials.

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

Federal Regulation

Several federal laws and regulations govern the real estate brokerage business, including federal fair housing laws such as the Real Estate Settlement Procedures Act of 1974 ("RESPA"), and the Fair Housing Act of 1968 ("FHA"). RESPA restricts kickbacks or referral fees that real estate settlement service providers such as real estate brokers, title and closing service providers and mortgage lenders may pay or receive in connection with the referral of settlement services. RESPA also requires certain disclosures regarding certain relationships or financial interests among providers of real estate settlement services.

RESPA provides a number of important exceptions that allow for payments or referral commissions to be made and received between licensed real estate brokers and for market-rate compensation payments between service providers for services actually provided. RESPA is administered by the Consumer Financial Protection Bureau ("CFPB"). The CFPB has applied a strict interpretation of RESPA and related regulations, and often enforces these regulations in administrative proceedings. Consequently, industry participants have modified or terminated a variety of historical business practices to avoid the risk of protracted and costly litigation or regulatory enforcement.

The FHA prohibits discrimination or any preference in housing because of race, color, national origin, religion, sex, familial status and disability. The FHA applies to real estate brokers and licensees involved in the purchase or sale of homes and to the non-transient rental of homes. The FHA also applies broadly to many forms of advertising and communications, including Multiple Listing Service ("MLS") listings, websites and social media postings.

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

National Association of REALTORS ("NAR")

NAR, as well as state and local associations of REALTORS, have codes of ethics and rules governing members’ actions in dealings with other members, clients, and the public. Our licensees and licensed entities must comply with these codes of ethics and rules as a result of membership in these organizations.

Seasonality

Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate has unique seasonality, events, and weather that can increase or decrease demand for our offerings. Certain holidays can have an impact on our revenue by increasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, our second and third quarters have higher revenue due to increased Nights Sold. Our GBV typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our hourly staffing to handle increased activity in those periods.

Available Information

Our website address is www.vacasa.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K. The U.S. Securities and Exchange Commission ("SEC") maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We incurred net losses of $(332.1) million, $(154.6) million, and $(92.3) million for the years ended December 31, 2022, 2021, and 2020, respectively. Historically, we have invested significantly in efforts to grow our homeowner base, both through our individual and portfolio strategies, as well as through strategic acquisitions, and to grow our guest community. We have increased our marketing spend, expanded our operations, hired additional employees, and enhanced our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. We also expect to incur expenses on an ongoing basis, including additional legal, accounting and other expenses as a result of being a public company. If our revenue does not increase to offset the expected increases in our operating expenses, we will not achieve profitability in future periods and our net losses may increase.

Revenue growth may slow or revenue may decline for a number of possible reasons, many of which are beyond our control, including slowing demand for our offerings, listing growth constraints, increasing competition, or any of the other factors discussed in this “Risk Factors” section. Certain types of homes and certain regions in which we operate result in listings with lower commission rates and/or lower service fees, which could have a materially negative impact on our overall operating margins. We have experienced, and in the future may experience, fluctuations and high volatility in operating costs and expenses. We incurred operating costs and expenses of $1,578.9 million, $1,014.5 million and $571.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. In addition, we have changed, and may in the future reduce, our commission rates and service fees for strategic or competitive reasons. Any failure to increase our revenue or manage the increase in our operating expenses could prevent us from achieving or sustaining profitability as measured by net income, operating income, or Adjusted EBITDA at all or on a consistent basis, which would cause our business, results of operations and financial condition to suffer and the market price of our Class A Common Stock to decline.

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

We may not be able to sustain the pace of improvements to our platform and services, or successfully develop and introduce new offerings or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, expenses, and net income (loss) accurately, or to prevent losses.

As we continue to expand our business, we may find it difficult to maintain our corporate culture while managing our workforce. Any failure to manage our workforce or organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives. Additionally, our productivity and the quality of our offerings may be adversely affected if we do not integrate and train our new employees quickly and effectively. Failure to manage our growth to date, and any future growth, effectively could result in increased costs, negatively affect homeowner and guest satisfaction and adversely affect our business, results of operations, financial condition and growth prospects.

Our recent growth may not be indicative of our future growth, and we may not be able to sustain a similar revenue growth rate in the future. Our recent growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful.

Our recent growth may not be indicative of our future growth, and we may not be able to sustain a similar revenue growth rate in the future. Our recent growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful. Our total revenue for the years ended December 31, 2022, 2021, and 2020 was $1,188.0 million, $889.1 million, and $491.8 million, respectively, representing a year-over-year growth rate of 34% during 2022 and 81% during 2021. Our revenue growth in any prior period is not an indication of our future performance. Our future revenue growth depends on the growth of supply of homes for our platform and demand for vacation rentals on our platform and the platforms of our distribution partners, and our business is affected by general economic and business conditions worldwide as well as trends in the global travel and hospitality industries. In addition, we believe that our revenue growth depends upon a number of additional factors, including, among other things:

•our ability to retain and grow the number of guests and Nights Sold;
•our ability to retain and grow the number of homeowners and available listings on our platform, as well as the number of nights available to be booked;
•our ability to maintain effective operations and achieve salesforce efficiency, including through our new customer relationship management system for the sales team;
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

•the level of spending on, and effectiveness of, brand, performance, and other marketing initiatives to attract homeowners and guests to our service;
•our ability to introduce and grow new offerings, and to deepen our presence in certain geographic regions;
•the timing, effectiveness, and costs of expansion and upgrades to our services, platform and infrastructure;
•our ability to hire, integrate, train and retain skilled personnel;
•our ability to determine the most appropriate investments for our limited resources;
•the occurrence of events beyond our control, such as the COVID-19 pandemic, any future pandemic, epidemic or outbreak of infectious disease and other health concerns and their impact on the travel and accommodations industries, increased or continuing restrictions on travel and immigration, trade disputes, economic downturns or recession, significant labor shortages, political, civil or social unrest (such as the conflict involving Russia and Ukraine), and the impact of climate change on travel (including fires, floods, severe weather and other natural disasters) and on seasonal destinations; and
•other risks described elsewhere in this Annual Report on Form 10-K.

A softening of demand, whether caused by events outside of our control, such as COVID-19 or any other pandemic, epidemic or outbreak of infectious disease, changes in homeowner and guest preferences, any of the other factors described above, or elsewhere in this Annual Report on Form 10-K or otherwise, will impair our ability to grow our revenue. Furthermore, our revenue growth rate has declined in recent periods and, even if our revenue continues to increase, we expect our revenue growth rate to decline in the future. If our revenue growth rate continues to decline, we may not achieve profitability and our business, results of operations, and financial condition could be materially adversely affected.

In addition, our recent growth has made and may continue to make it difficult to evaluate our current business and future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in changing industries that may prevent us from achieving the objectives discussed elsewhere in this Annual Report on Form 10-K. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be adversely affected. Moreover, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our industry and the markets in which we operate, or if we are unable to maintain consistent revenue or revenue growth, the market price of our Class A Common Stock could be volatile, and it may be difficult to achieve and maintain profitability.

If we are unable to attract new vacation rental homeowners to our platform and maintain relationships with existing vacation rental homeowners, or if homeowners reduce the availability of their homes on our platform, our business, results of operations, and financial condition would be materially adversely affected.

Our business depends on our ability to attract new vacation rental homeowners to our platform, maintain relationships with our existing homeowner base, and on homeowners allowing us to make their homes available for rent through our service. We deploy focused sales efforts to identify and convert homeowners to our platform and also utilize a variety of marketing, public relations and communications strategies to increase homeowner awareness regarding our brand. If our sales personnel are unable to accurately identify and convert a sufficient number of prospective homeowners, if they fail to accurately predict the rental revenue of these homeowners’ properties on our platform, or if our sales and marketing efforts are otherwise unsuccessful, our revenue and growth prospects could be materially and adversely affected. In addition, homeowners are able to limit the number of nights available through our services. These practices are outside of our direct control. If homeowners do not establish or maintain availability of their vacation rentals, or if the number of Nights Sold declines for a particular period, then our revenue would decline and our business, results of operations, and financial condition would be materially adversely affected.

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

We work with certain homeowner associations to manage their association activities, and we often act to manage vacation rental properties for homeowners within these associations. If our fee structure and payment terms are not as competitive as those of our competitors, these homeowner associations may choose to end their business relationships with us, thereby reducing the number of homeowners using our platform and vacation rentals listed with our service.

A number of factors affecting homeowners could cause homeowner attrition, including: changes to, or the enforcement or threatened enforcement of, laws and regulations, including short-term occupancy and tax laws; homeowners’, condominium and neighborhood associations adopting and enforcing governing documents or contracts that prohibit or restrict short-term rental activities; regulations that purport to ban or otherwise restrict short-term rentals; homeowners opting for long-term rentals of their properties outside of our service; perceptions of the value or quality of our services; economic, social, and political factors; perceptions of trust and safety on and off our platform and within our homes; or negative experiences with guests, including guests who damage homeowner property, throw unauthorized parties, or engage in violent and unlawful acts, or the occurrence of a pandemic, epidemic or outbreak of infectious disease. Our business, results of operations, and financial condition could be materially adversely affected if our homeowners are unable or unwilling to allow us to list and manage their properties.

We believe that our accommodations protection program is integral to retaining and acquiring homeowners. Our homeowner insurance program offers a layer of vacation rental liability and damage protection to homeowners. While we currently have no intention to discontinue or reduce our accommodations protection program, if our intentions change in the future, if the third-party insurance provider ends the program and we cannot implement a comparable program on similar terms, or if the cost of the program rises significantly and becomes less attractive to homeowners, then the number of homeowners who list with us may decline.

If we are unable to attract new guests or retain existing guests, our business, results of operations, and financial condition would be materially adversely affected.

Our success depends significantly on existing guests continuing to book and attracting new guests to book our homeowners’ vacation rentals through the Vacasa platform or through listings on the platforms of our distribution partners. Our ability to attract and retain guests could be materially adversely affected by a number of factors, including, among others:

•homes failing to meet guests’ expectations;
•increased competition and use of our competitors’ platforms and services;
•our failure to provide differentiated, high-quality, and an adequate supply of homes at competitive prices;
•guests not receiving timely or adequate customer support from us;
•declines or inefficiencies in our marketing efforts;
•negative associations with, or reduced awareness of, our brand;
•problems with our distribution partners;
•negative perceptions of the trust and safety on our platform or in our homeowners’ homes;
•macroeconomic and other conditions outside of our control affecting travel and hospitality industries generally;
•the occurrence of events beyond our control, such as a pandemic, epidemic or outbreak of infectious disease and other health concerns, increased or continuing restrictions on travel and immigration, trade disputes, economic downturns or recession, significant labor shortages, political, civil or social unrest, and the impact of climate change on travel (including fires, floods, severe weather and other natural disasters) and seasonal destinations; and
•other risks described elsewhere in this Annual Report on Form 10-K.

In addition, for guests who book directly with us, if our platform is not easy to navigate, guests have an unsatisfactory sign-up, search, booking, or payment experience on our platform, the listings and other content provided on our platform are not displayed effectively to guests, we fail to make our brand known to guests during their rental experience or we fail to provide a rental experience in a manner that meets rapidly changing demand, then we could fail to convert first-time guests into repeat customers, which would materially adversely affect our business, results of operations, and financial condition.

Bookings through our distribution partners account for a significant portion of our revenue, and if we are unable to maintain our relationships with them or develop and maintain successful relationships with additional distribution partners, our business, results of operations, and financial condition would be materially and adversely affected. These relationships also subject us to certain risks.

We believe that the continued growth of our business depends, in part, on our ability to maintain our relationships with our existing distribution partners and to identify, develop, and maintain strategic relationships with additional distribution partners, particularly as we continue to grow our brand recognition and our own booking platform. For the years ended December 31, 2022, 2021 and 2020, we generated approximately 70%, 70%, and 65%, respectively, of our GBV through our distribution partners. The impairment or termination of these relationships for any reason, or the failure of our distribution partners to effectively market our listings and provide satisfactory user experiences could materially and adversely affect our business, results of operations and financial condition. Our agreements with our existing distribution partners are non-exclusive, meaning our distribution partners can and do provide users looking for vacation rentals in the markets in which we operate with access to listings other than ours. These parties are not bound by any requirement to continue to market our listings, and may take actions that promote their or other third-party listings above ours. In addition, certain of these companies are now, or may in the future become, competitors of ours. While we view our distribution partners more as partners than competitors and believe our relationships with these parties are mutually beneficial, we cannot guarantee that our distribution partners will continue to share this view. If our distribution partners view us as competitive, they could limit our access to their platforms, allow access only at an unsustainable cost, or make changes to their platforms that make our listings less desirable to users or harder to access.

In addition, bookings through Airbnb, Booking.com, and Vrbo account for a significant portion of our GBV. For the years ended December 31, 2022, 2021 and 2020, GBV generated through Airbnb, Booking.com, and Vrbo together accounted for approximately 90%, 95%, and 95%, respectively, of the GBV generated through all of our distribution partners. The loss of any one or more of these key distribution partners, or a material reduction in the number of listings booked through their platforms, including for any of the reasons described above, would adversely affect our business, financial condition and results of operations.

Any decline or disruption to the travel and hospitality industries or economic downturn would materially adversely affect our business, results of operations, and financial condition.

Our financial performance is dependent on the strength of the travel and hospitality industries and macroeconomic conditions. Events beyond our control, such as unusual or extreme weather or natural disasters, such as earthquakes, hurricanes, fires, tsunamis, floods, significant snow storms, other severe weather, droughts, volcanic eruptions, and travel-related health concerns including pandemics and epidemics, restrictions related to travel, trade or immigration policies, wars or regional hostilities (such as the conflict involving Russia and Ukraine), terrorist attacks, political uncertainty, protests, foreign policy changes, systemic financial system or banking failures, imposition of taxes or surcharges by regulatory authorities, changes in regulations, policies, or conditions related to sustainability, including climate change, work stoppages, labor unrest or travel-related accidents can disrupt travel globally or otherwise result in declines in travel demand. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore reduce demand for our platform and services, which would materially adversely affect our business, results of operations, and financial condition. Increasing awareness around the impact of air travel on climate change and the impact of over-tourism may also adversely impact the travel and hospitality industries and demand for our platform and services.

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

Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, which could lead to a decline in the bookings and prices for rentals through our platform and an increase in cancellations, and thus result in lower revenue. Leisure travel in particular, which accounts for a substantial majority of our current business, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions, such as the downturn experienced during the COVID-19 pandemic, led to a general decrease in leisure travel and travel spending, and similar downturns in the future may materially adversely impact demand for our platform and services. Such a shift in consumer behavior would materially adversely affect our business, results of operations, and financial condition.

The failure to successfully integrate acquisitions or to enter into other acquisitions, strategic transactions or other relationships that support our long-term strategy, could materially adversely affect our business, results of operations, and financial condition, as well as our ability to grow our business. These acquisitions, transactions and relationships also subject us to certain risks.

We regularly evaluate potential acquisitions, strategic transactions and other relationships in the ordinary course as part of our business strategy. Promising acquisitions, investments and other strategic transactions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate these transactions on acceptable terms or at all. As a result, we may enter into negotiations for acquisitions or strategic transactions that are not ultimately consummated, and those negotiations could result in the diversion of management’s time and significant out-of-pocket costs. In addition, competition for acquisitions, strategic transactions, or other investments may result in higher purchase prices or other terms less economically favorable to us. We may expend significant cash or incur substantial debt to finance such acquisitions or strategic transactions, which indebtedness could result in restrictions on our business and significant use of available cash to make payments of interest and principal. In addition, we may finance such acquisitions by issuing equity or convertible debt securities, which could result in further dilution to our existing stockholders. If we fail to evaluate and execute acquisitions and other strategic transactions successfully, our business, results of operations, and financial condition could be materially adversely affected.

In addition, even if we are able to consummate an acquisition or strategic transaction, we cannot ensure that it will be successful. Integrating any acquisition or strategic transactions into our existing business may create unforeseen operating difficulties and costs, which may be further exacerbated by factors and events beyond our control. For example, in April 2021, we acquired TurnKey’s vacation rental property management business, which added approximately 6,000 homes to our platform and approximately 500 employees to our workforce. With the TurnKey integration, we have encountered challenges related to rationalizing and combining disparate business practices and processes.

Furthermore, such transactions involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could negatively affect our growth rate and the trading price of our Class A Common Stock, and may have a material adverse effect on our business, results of operations and financial condition:

•Any business that we acquire or invest in could under-perform relative to our expectations and the price that we paid or not perform in accordance with our anticipated timetable, or we could fail to operate any such business profitably;
•Any debt we incur or assume in connection with such transactions could increase our borrowing costs and interest expense, and diminish our future access to the capital markets;
•Such transactions could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term;
•Pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period;
•Such transactions could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address;
•We may be unable to achieve cost savings or other synergies anticipated in connection with any such transaction;
•We may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired business activities and the realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position and/or cause us to fail to meet our public financial reporting obligations;
•We often enter into post-closing financial arrangements in connection with such transactions, such as purchase price adjustments, earnout obligations and indemnification obligations, which may have unpredictable financial results;
•As a result of our acquisitions, we have recorded significant goodwill and other assets on our balance sheet and if we are not able to realize the value of these assets, or if the fair value of our investments declines, we may be required to incur impairment charges; and
•We may have interests that diverge from those of our strategic partners and we may not be able to direct the management and operations of the strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.

A future impairment of our long-lived assets or goodwill could adversely affect our results of operations and financial condition.

We evaluate our long-lived assets or asset groups for indicators of possible impairment by comparing the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group and its eventual disposal when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. We review goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment.

Potential indicators of impairment include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. If one or more of these impairment indicators occur or intensify, this could result in an impairment of long-lived assets or further impairment of goodwill. The Company performed a quantitative goodwill impairment assessment as of December 31, 2022, which resulted in goodwill impairment charges of $244.0 million.

Future impairment of our long-lived assets or goodwill could be material and could adversely affect our results of operations and financial condition.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could reduce our ability to compete and could adversely affect our business.

We have incurred significant operating losses and generated negative cash flows from operations as we have invested to support the growth of our business and expect to continue to do so in the future as we execute on our strategic initiatives to grow our business. Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain new homeowners and guests that utilize our services, the extent and profitability of any acquisitions or strategic transactions we enter into, the continuing market acceptance of our offerings, the timing and extent of spending to enhance our technology, and the expansion of our sales and marketing activities and, as a result, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. Additional financing may not be available to us on favorable terms when required, or at all. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. In addition, our stockholders will experience additional dilution when stock appreciation rights holders and option holders exercise their rights to purchase our Class A Common Stock under our equity incentive plans, any restricted stock units or performance stock units we may grant from time to time vest and settle, we issue equity awards to our employees under our equity incentive plans or our employee stock purchase plan, and we otherwise issue additional equity interests.

If we are unable to raise additional funds when we need them and on terms that are acceptable to us, our ability to continue to develop or enhance our platform, products or services, support and grow our business and operations , respond to business challenges and opportunities, and execute our growth strategy would be significantly limited, and our business, results of operations, and financial condition would be materially adversely affected.

The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment and we face significant competition in attracting and retaining homeowners and guests.

Homeowners primarily choose between self-managing their homes or using a local property management business to list and care for their homes. Homeowners who self-manage are able to list on sites such as Airbnb, Booking.com, and Vrbo and may choose to leverage additional software tools to handle aspects of the process such as pricing or scheduling, or homeowners may fully self-manage. We compete for homeowners based on many factors, including the volume and pricing of bookings generated by guests on our platform and those of our distribution partners; ease of onboarding onto our platform; the service fees and commissions we charge; the owner protections we offer, such as our insurance programs; our cancellation policies; and the strength of our brand.

We also compete to attract guests to our platform. Guests have a wide range of options for finding and booking accommodations, and as such, we compete with other forms of accommodations including hotels, other vacation rental companies, and serviced apartment providers, both online and offline. We also compete for traffic and demand generation through our direct booking channel, with Airbnb, Booking.com, Vrbo, regional booking sites, and online travel agencies, and, to a lesser degree, urban rental sites such as Sonder, and niche programs such as Inspirato. We compete for guests based on many factors, including the uniqueness, quality, safety and cleanliness of our homes and the availability of homes; the value and all-in cost of our offerings relative to other options, our brand; and the ease of use of our platform.

Our competitors are adopting aspects of our business model, which could affect our ability to differentiate our offerings from theirs. Increased competition could reduce demand for our platform from homeowners and guests, slow our growth, and materially adversely affect our business, results of operations, and financial condition.

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

As our business matures, other seasonal trends may develop, or these existing seasonal trends may become more extreme. In addition to seasonality, our results of operations may fluctuate as a result of a variety of other factors, many of which are beyond our control, may be difficult to predict, and may not fully reflect the underlying performance of our business, including:

•reduced travel and cancellations due to other events beyond our control such as the COVID-19 pandemic or other pandemics, epidemics or outbreaks of infectious disease, increased or continuing restrictions on travel and immigration, trade disputes, economic downturns, significant labor shortages, political, civil or social unrest, armed hostilities and the impact of climate on travel (including fires, floods, severe weather and other natural disasters) or law enforcement demands and other regulatory actions;
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

As a result, it may be more difficult to accurately forecast our results of operations and, if our forecasts are not accurate, we may fail to meet the expectations of investors and securities analysts, which could cause the trading price of our Class A

Common Stock to fall substantially and potentially subject us to costly lawsuits, including securities class action suits. Moreover, we base our expense levels and investment plans on estimates for revenue that may turn out to be inaccurate. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our revenue is less than expected or if costs are higher than expected, resulting in losses that exceed our expectations. If our assumptions regarding the risks and uncertainties that we use to plan our business are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, results of operations, and financial condition could be materially adversely affected.

We track certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and materially adversely affect our stock price, business, results of operations, and financial condition.

We track certain operational metrics, including metrics such as GBV, Nights Sold, and GBV per Night Sold, which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across populations globally. The calculation of GBV and Nights Sold requires the ongoing collection of data on new offerings that are added to our platform over time. Our business is complex, and the methodology used to calculate GBV and Nights Sold may require future adjustments to accurately represent the full value of new offerings.

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

Our ability to provide high-quality support to our homeowners and guests is important for the growth of our business and any failure to maintain such standards of customer support, or any perception that we do not provide high-quality service, could affect our ability to retain and attract homeowners and guests. Meeting the customer support expectations of our homeowners and guests requires significant time and resources from our customer support team and significant investment in staffing, technology, including automation and machine learning to improve efficiency, infrastructure, policies, and customer support tools. The failure to develop the appropriate technology, infrastructure, policies, and customer support tools, or to manage or properly train our customer support team, could compromise our ability to resolve questions and complaints quickly and effectively. The number of our homeowners and guests has grown significantly and such growth, as well as any future growth, puts additional pressure on our internal customer support organization, our external customer support contracting team and our technology organization. In addition, as we service an international customer base, we need to be able to provide effective support that meets our homeowners’ and guests’ needs and languages globally at scale. Our service is staffed based on business forecasts. Any volatility in those forecasts could lead to staffing gaps that could impact the quality of our service. We have in the past experienced and may in the future experience backlog incidents that lead to substantial delays or other issues in responding to requests for customer support, which may reduce our ability to effectively retain homeowners and guests.

Our customer support is performed by a mix of employees and outside contracted customer support providers. We rely on them to provide timely and appropriate responses to the inquiries of homeowners and guests that come to us via telephone, email, social media, and chat. During the fiscal year ended December 31, 2022, we began to rely more heavily on third-party services for customer support. Reliance on third parties requires that we provide proper guidance for their employees, maintain proper controls and procedures for interacting with our customers, and ensure acceptable levels of quality and customer satisfaction are achieved.

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

When a homeowner or guest has a poor experience on our platform or with our service, we may issue refunds or future stay credits. These refunds and future stay credits are generally treated as a reduction to revenue. In addition, where there is property damage to a home below the threshold for our accommodations protection program, in certain cases, we may make payouts for property damage claims based on our damage waiver program, which we account for as consideration paid to a customer and is also generally treated as a reduction in revenue. A robust customer support effort is costly, and we expect such costs to continue to rise in the future as we grow our business. We have historically seen a significant number of customer support inquiries from homeowners and guests. Our efforts to reduce the number of customer support requests may not be effective, and we could incur increased costs without corresponding revenue, which would materially adversely affect our business, results of operations, and financial condition.

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

As we continue to grow, we cannot guarantee that we will be able to attract and retain the personnel we need. Our business requires highly skilled technical, engineering, design, product, data analytics, marketing, business development, and customer support personnel, including executive-level employees, who are in high demand and are often subject to competing offers. Competition for qualified employees and executive-level employees is intense in our industry. We have experienced the turnover of key employees, including among the senior management team, and may experience employee and management transitions in future. The loss of qualified employees, or an inability to attract, retain, and motivate employees would materially adversely affect our business, results of operations, and financial condition and impair our ability to grow.

To attract and retain key personnel, we use various measures, including an equity incentive program. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our programs or by future arrangements may not be as effective as in the past. We have a number of current employees who hold equity in our company. It may be difficult for us to continue to retain and motivate these employees, and the value of their holdings could affect their decisions about whether or not they continue to work for us. Our ability to attract, retain, and motivate employees may be adversely affected by declines in our stock price. If we issue significant equity to attract employees or to retain our existing employees, we would incur substantial additional equity-based compensation expense and the ownership of our existing stockholders would be further diluted.

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

We have a substantial number of employees who are paid wage rates near, at or based on the applicable federal or state minimum wage, and increases in the applicable minimum wage will increase our personnel costs. From time to time, legislative proposals are made to increase the minimum wage at the federal or state level. As federal, state or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage employees, but also the wages paid to our other hourly employees. It may not be possible to increase prices in order to pass future increased personnel costs on to homeowners and/or guests, in which case our margins would be negatively affected. Even if we are able to increase prices to cover increased personnel costs, the higher prices could result in lower revenue, which may also reduce margins.

Furthermore, as discussed elsewhere in this “Risk Factors” section, the successful operation of our business depends upon our ability to attract, retain and motivate a sufficient number of qualified management and other employees. Competition for qualified employees and executive-level employees is intense in our industry, and we may face shortages of skilled labor from time to time in the markets in which we operate. Furthermore, adequate staffing can be particularly challenging during peak season in certain markets, when we are required to hire a large number of seasonal workers in order to scale our local operations networks. Shortages of skilled labor may make it increasingly difficult and expensive to attract, train and retain the services of a sufficient number of qualified employees, which could adversely affect homeowner and guest satisfaction and impair our ability to attract new homeowners and guests and retain our relationships with our existing homeowners and guests. Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require us to pay higher wages, which could result in higher personnel costs. Certain Canadian employees of one of our Canadian subsidiaries are under collective bargaining agreements which regulate certain aspects of our employment terms, including compensation, for such individuals. Although none of our U.S. employees are currently covered under collective bargaining agreements, we cannot guarantee that our U.S. employees will not elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could increase our costs and adversely affect our business, financial condition and results of operations.

In addition, we are subject to a number of other federal, state, local, and foreign laws regulating employment and employee working conditions, including employment dispute and employee bargaining processes, collective and representative actions, and other employment compliance requirements. Compliance with these regulations is costly and requires significant resources, and we may suffer losses from, or incur significant costs to defend, claims alleging non-compliance with these regulations. In addition, immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new immigration legislation is enacted, such laws may contain provisions that could increase our costs in recruiting, training and retaining employees.

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

In addition, our brand and reputation could be harmed if we fail to act responsibly or are perceived as not acting responsibly, or if we fail to comply with regulatory requirements as interpreted by certain governments or agencies thereof, in a number of areas, such as safety and security, data security, privacy practices, provision of information about users and activities on our platform, sustainability, human rights, diversity, non-discrimination, and support for employees and local communities. Media, legislative, or government scrutiny around our company, including the perceived impact on affordable housing and over-tourism, neighborhood nuisance, privacy practices, provision of information as requested by certain governments or agencies thereof, content on our platform, business practices and strategic plans, impact of travel on the environment, public health policies that may cause geopolitical backlash, our business partners, private companies where we have minority investments, and our practices relating to our platform, offerings, employees, competition, litigation, and response to regulatory activity, could adversely affect our brand and our reputation with our homeowners, guests, and communities. Social media compounds the potential scope of the negative publicity that could be generated and the speed with which such negative publicity may spread. Any resulting damage to our brand or reputation could materially adversely affect our business, results of operations, and financial condition.

In addition, we rely on our homeowners and guests to provide trustworthy reviews and ratings that our homeowners or guests may rely upon to help decide whether or not to book a particular listing or accept a particular booking and that we use to enforce quality standards. We rely on these reviews to further strengthen trust among members of our customer-base. Our homeowners and guests may be less likely to rely on reviews and ratings if they believe that our review system does not generate trustworthy reviews and ratings. We have procedures in place to combat fraud or abuse of our review system, but we cannot guarantee that these procedures are, or will be, effective.

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

Owner, guest, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent, may undermine the safety or the perception of safety of our services, affect our ability to attract and retain homeowners and guests, and materially adversely affect our reputation, business, results of operations, and financial condition.

Fraudulent or criminal activity could occur in connection with the use of our services, as we do not have complete control over or the ability to predict the actions of our users and other third parties, such as neighbors or invitees, either during the guest’s stay, or otherwise, and, therefore, we cannot guarantee the safety of our employees, homeowners, guests, and third parties. The actions of homeowners, guests, and other third parties have resulted and can further result in fatalities, injuries, other bodily harm, fraud, invasion of privacy, property damage, discrimination, and brand and reputational damage, which have created, and could continue to create potential legal or other liabilities for us. We do not verify the identity of all of our homeowners and guests nor do we verify or screen third parties who may be present during a reservation made through our platform. Our identity verification processes rely on, among other things, information provided by homeowners and guests, and our ability to validate that information and the effectiveness of third-party service providers that support our verification processes may be limited.

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

In addition, we may not adequately police the safety, suitability, location, quality, availability of recreational items or other amenities, compliance with our policies or standards, and legal compliance, such as fire code compliance or the presence of carbon monoxide detectors, of all our homeowners’ properties. We have in the past taken steps to investigate issues raised by guests and homeowners and endeavor to require our local home care staff, including maintenance and housekeeping teams, to do periodic compliance checks, but we cannot ensure that these are consistently performed. We have created policies and standards to respond to issues reported with properties, but some vacation rentals may pose heightened safety risks to individual guests because those issues have not been reported to us or because our local operations team has not taken the requisite action based on our policies. We rely, in part, on reports of issues from homeowners and guests to investigate and enforce many of our policies and standards. In addition, our policies may not contemplate certain safety risks posed by rental homes or individual homeowners or guests or may not sufficiently address those risks. For example, we have been in the past, and may be in the future, subject to legal claims and potential liability relating to injuries or other damages sustained in connection with guests’ use of recreational items and other amenities on our homeowners’ properties. Though we typically seek to obtain waivers from liabilities associated with guest use of these items, homeowners do not always inform us that such items are present on their properties and, in any event, we cannot guarantee that any waiver we are able to obtain will be found to be enforceable.

We have also faced civil litigation, regulatory investigations, and inquiries involving allegations of, among other things, unsafe or unsuitable rental homes, discriminatory policies, data processing, practices or behavior on and off our platform or by homeowners, guests, and third parties, general misrepresentations regarding the safety or accuracy of offerings on our platform, and other homeowner, guest, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent. Our policies, tools, and procedures to protect homeowners, guests, and the communities in which our homeowners operate may not be successful. Similarly, listings that are inaccurate, of a lower than expected quality, or that do not comply with our policies may harm guests and public perception of the quality and safety of rental homes on our platform and materially adversely affect our reputation, business, results of operations, and financial condition.

If homeowners, guests, or third parties engage in criminal activity, or misconduct, including fraudulent, negligent, or inappropriate conduct or use our platform as a conduit for criminal activity, consumers may not consider our platform and the listings on our platform safe, and we may receive negative media coverage, or be subject to involvement in a government investigation concerning such activity, which could adversely impact our brand and reputation, and lower the adoption rate of our platform. For example:

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

If criminal, inappropriate, fraudulent, or other negative incidents continue to occur due to the conduct of homeowners, guests, or third parties, our ability to attract and retain homeowners and guests would be harmed, and our business, results of operations, and financial condition would be materially adversely affected. Such incidents have prompted, and may in the future prompt, stricter regulations or regulatory inquiries into our platform, policies and business practices. In the United States and other countries, we have had listings being used for parties in violation of our policies which have in some cases resulted in neighborhood disruption or violence. Further, claims have been asserted against us from our homeowners, guests, and third parties for compensation due to accidents, injuries, assaults, theft, property damage, privacy and security issues, and other incidents that are caused by other homeowners, guests, or third parties while using homes booked on our platform. These claims subject us to potentially significant liability, increase our operating costs, and could materially adversely affect our business, results of operations, and financial condition. We have obtained third-party insurance, which is subject to certain conditions and exclusions, for claims and losses incurred based on incidents related to bookings on our platform. Even where we do have third-party insurance, such insurance may be inadequate to fully cover alleged claims of liability, investigation costs, defense costs, and/or payouts. Even if these claims do not result in liability, we could incur significant time and cost investigating and defending against them. If the quantity or severity of incidents increases, our insurance rates and our financial exposure will grow, which would materially adversely affect our business, results of operations, and financial condition.

Measures that we are taking to improve the trust and safety of our platform may cause us to incur significant expenditures and may not be successful.

We have taken and continue to take measures to improve the trust and safety on our platform, combat fraudulent activities and other misconduct and improve community trust, such as terminating the management contracts of homeowners who fail to comply with our policies. These measures are long-term investments in our business and for the trust and safety of our community; however, some of these measures increase friction on our platform by increasing the number of steps required to list or book, which reduces homeowner and guest activity on our platform, and could materially adversely affect our business, results of operations, and financial condition. Implementing these trust and safety initiatives, which include, among other things, limited verification of homeowners and listings, restrictions on “party” houses, manual screening of high-risk reservations, restrictions on certain types of bookings, and providing rental home neighbors with the contact information for our local staff, or other initiatives, has caused and will continue to cause us to incur significant ongoing expenses and may result in fewer listings and bookings or reduced homeowner and guest retention, which could materially adversely affect our business, results of operations, and financial condition. As we operate an international platform, the timing and implementation of these measures will vary across geographic regions. We have invested and plan to continue to invest significantly in the trust and safety of our platform and services, but there can be no assurances that these measures will be successful, significantly reduce criminal or fraudulent activity on or off our platform, or be sufficient to protect our reputation in the event of such activity.

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

The technology that powers much of our performance marketing is increasingly subject to strict regulation, and regulatory or legislative changes could adversely impact the effectiveness of our performance marketing efforts and, as a result, our business. Many countries have adopted, or are in the process of adopting, regulations governing the use of cookies and similar technologies, and individuals may be required to “opt-in” to the placement of web browser cookies used for purposes of marketing. For example, to the extent we send direct electronic marketing communications to EU/UK residents and/or place cookies on electronic devices used by EU residents within the EU, we may be subject to evolving EU privacy laws on cookies and e-marketing. If we are required to change our marketing practices as a result, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. Widespread adoption of regulations that significantly restrict our ability to use performance marketing technology could adversely affect our ability to market effectively to current and prospective homeowners and guests, and thus materially adversely affect our business, results of operations, and financial condition.

We focus on search engine optimization ("SEO") on unpaid channels to drive traffic to our platform. SEO involves developing our platform in a way that enables a search engine to rank our platform prominently for search queries for which our platform’s content may be relevant. Changes to search engine algorithms or similar actions are not within our control, and could adversely affect our search-engine rankings and traffic to our platform. To the extent that our brand and platform are listed less prominently or fail to appear in search results for any reason, we would need to increase our paid marketing spend, which would increase our overall customer acquisition costs and materially adversely affect our business, results of operations, and financial condition. If Google or Apple uses its own mobile operating systems or app distribution channels to favor its own or other preferred travel service offerings, or impose policies that effectively disallow us to continue our full product offerings in those channels, there could be an adverse effect on our ability to engage with homeowners and guests who access our platform via mobile apps or search.

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

Until December 31, 2020, we operated vacation rental property management services in the United States, Canada, South Africa and a number of countries in Europe and Latin America. As of the beginning of 2021 and in part as a result of the business downturn caused by COVID-19, we reduced our international operations by winding down vacation rental operations in Europe, South Africa and several countries in Central and South America. Currently, we provide vacation rental management services in the United States, Belize, Canada, Costa Rica, and Mexico.

We also operate offices for design and technology activities in Chile and in New Zealand. As of December 31, 2022, we had

approximately 400 employees outside the United States. For the years ended December 31, 2022, 2021, and 2020, approximately, 2%, 1%, and 3% of our revenue, respectively, was generated from vacation rental management activities outside of the United States. We expect to expand our international operations that support certain corporate functions in the countries that we are currently operating in. We also anticipate making selective entries into new international markets over time, primarily in Europe and the Americas.

Managing an international organization is difficult, time-consuming, and expensive, and requires significant management attention and careful prioritization. International expansion efforts that we previously undertook have not been entirely successful, and future undertakings could also prove unsuccessful. In addition, conducting international operations subjects us to risks, which include:

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
•potentially adverse tax consequences, including resulting from the complexities of foreign corporate income tax systems, value added tax ("VAT") regimes, tax withholding rules, lodging taxes, often known as transient or occupancy taxes, hotel taxes, and other indirect taxes, tax collection or remittance obligations, and restrictions on the repatriation of earnings;
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
•oversight by foreign government agencies whose approach to privacy or human rights may be inconsistent with those taken in other countries;
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

When a guest books and pays for a stay on our platform, we do not recognize the amount the guest has paid until the stay occurs, at which time we recognize our commission and fees as revenue and (other than in certain locations in which the homeowner is paid upon booking) initiate the process to remit the payment to the homeowner, which occurs monthly following the stay, barring any alterations or cancellations which may result in funds being returned to the guest. Accordingly, at any given time, we hold on behalf of our homeowners and guests a substantial amount of funds, which are generally held in bank deposit accounts and in U.S. treasury bills and recorded on our consolidated balance sheets as funds receivable and amounts held on behalf of customers. In certain jurisdictions, we are required to either safeguard customer funds in bankruptcy-remote bank accounts, or hold such funds in eligible liquid assets, as defined by the relevant regulators in such jurisdictions, equal to at least 100% of the aggregate amount held on behalf of customers. Our ability to manage and account accurately for the cash underlying our customer funds requires a high level of internal controls. As our business continues to grow and we expand our offerings and tiers, we must continue to strengthen our associated internal controls. Our success requires significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to manage the assets underlying our customer funds accurately could result in reputational harm, lead customers to discontinue or reduce their use of our platform and services, and result in significant penalties and fines from regulators, each of which could materially adversely affect our business, results of operations, and financial condition.

Because we recognize revenue during the guest stay and not at booking, upticks or downturns in bookings are not immediately reflected in our results of operations.

We experience a difference in timing between when a booking is made and when we recognize revenue, which is at the time of the stay. The effect of significant downturns in bookings in a particular quarter may not be fully reflected in our results of operations until future periods because of this timing in revenue recognition. We have issued, and may continue to issue, future stay credits to guests who chose to cancel within our enhanced cancellation policy. Such future stay credits are recognized as a liability on our consolidated balance sheets. Alternatively, in certain instances, we may offer a refund in lieu of a future stay credit. We account for these refunds as variable consideration, which results in a reduction to revenue.

Our efforts to create new offerings and initiatives are costly, and if we are unable to successfully pursue such offerings and initiatives, we may fail to grow, and our business, results of operations, and financial condition would be materially adversely affected.

In order to grow our business, we will need to continue investing in the development of new offerings and initiatives that differentiate us from our competitors. Developing and delivering new offerings and initiatives increase our expenses and our organizational complexity, and we may experience difficulties in developing and implementing these new offerings and initiatives.

Our new offerings and initiatives have a high degree of risk, as they may involve significant investment and upfront costs. For example, we have, and expect to continue investing in resources to incorporate smart home technology across our portfolio. There can be no assurance that homeowner demand for smart home technology or other offerings and initiatives we may develop or otherwise introduce from time to time will exist or be sustained at the levels that we anticipate, that we will be able to successfully manage the development and delivery of such offerings and initiatives, or that any of these offerings or initiatives will gain sufficient market acceptance to generate sufficient revenue to offset associated expenses or liabilities. It is also possible that offerings developed by others will render our offerings and initiatives noncompetitive or obsolete. Further, these efforts entail investments in our systems and infrastructure, payments platform, and increased legal and regulatory compliance expenses, could distract management from our core business operations, and will divert capital and other resources from our more established offerings and geographic regions. Even if we are successful in developing new offerings and initiatives, regulatory authorities may subject us or our homeowners and guests to new rules, taxes, or restrictions or more aggressively enforce existing rules, taxes, or restrictions that could increase our expenses or otherwise prevent us from successfully commercializing these initiatives. If we do not realize the expected benefits of our investments, we may fail to grow, and our business, results of operations, and financial condition would be materially adversely affected.

The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and may continue to materially adversely impact our business, results of operations, and financial condition.

Since early 2020, the world has been and continues to be impacted by COVID-19 and its variants. Government regulations in response to the pandemic and changes in social behaviors have closed or limited certain government functions, or businesses or have otherwise limited social or public gatherings. Such mitigation measures that have impacted our business include travel restrictions or quarantine and shelter-in-place orders. These responses, which continue to shift as variants or outbreaks of COVID-19 continue to develop, have had and may continue to have a material adverse impact on our business and operations and on travel behavior and demand.

In addition, COVID-19 has disrupted and may continue to disrupt the operations of our business partners and third-party vendors, suppliers, and service providers. The COVID-19 pandemic has also resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

It is not possible to quantify the impact the COVID-19 pandemic has had on our business and operations to date as a result of the factors discussed above, or to estimate the long-term impact that COVID-19 could have on our business, financial condition and results of operations as the impact will depend on future developments such as the prevalence of local, national, and international travel restrictions (including new or reinstated restrictions as a result of COVID-19 variants or other highly infectious diseases), vaccination requirements in connection with travel, and impacts and fluctuations in demand for travel, which are highly uncertain and cannot be predicted. To the extent the COVID-19 pandemic materially adversely affects our business, results of operations, and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially adversely impact our business, results of operations, and financial condition.

We face possible risks associated with natural disasters and the physical effects of climate change, any of which could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts, and wildfires, any of which could affect our business infrastructure and the rental homes that we manage and, consequently, have a material adverse effect on our business, results of operations, and financial condition. To the extent climate change causes changes in weather patterns, our coastal destinations could experience increases in storm intensity and rising sea levels causing damage to our homeowners’ properties and result in a reduced number of listings in these areas. Short-term, extreme weather patterns may also make it unsafe or impractical for guests, or employees or contractors providing home care services, to travel to affected locations, which may, in turn, result in homeowners choosing not to rent their properties during certain times and reduce the overall number of nights available. Climate change may also affect our business by increasing the cost of, or making unavailable, property insurance on terms our homeowners find acceptable in areas most vulnerable to such events, increasing operating costs for our homeowners, including the cost of water or energy, and requiring our homeowners to expend funds as they seek to repair and protect their properties in connection with such events. As a result of the foregoing and other climate-related issues, our homeowners may decide to remove their listings from our platform. If we are unable to provide vacation rentals for booking in certain areas due to climate change, we may lose both homeowners and guests, which could have a material adverse effect on our business, results of operations, and financial condition.

The coverage afforded under our insurance policies may be inadequate for the needs of our business or our third-party insurers may be unable or unwilling to meet our coverage requirements, which could materially and adversely affect our business, results of operations, and financial condition.

We use a combination of third-party insurance and self-insurance to manage the exposures related to our business operations. We support our homeowners by maintaining an accommodations protection program. Our business, results of operations, and financial condition would be materially adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our expectations; (ii) we experience a claim in excess of our coverage limits; (iii) our insurance providers become insolvent or otherwise fail to pay on our insurance claims; (iv) we experience a claim for which coverage is not provided; or (v) the number of claims under our deductibles or self-insured retentions differs from historic averages. Our overall spend on insurance has increased as our business has grown and losses from covered claims have increased. Premiums have increased as a result, and we have experienced and expect to continue to experience increased difficulty in obtaining appropriate policy limits and levels of coverage at a reasonable cost and with reasonable terms and conditions. Our costs for obtaining these policies will continue to increase as our business grows and continues to evolve. Furthermore, as our business continues to develop and diversify, we may experience difficulty in obtaining insurance coverage for new and evolving offerings and tiers, which could require us to incur greater costs and materially adversely affect our business, results of operations, and financial condition. Additionally, if we fail to comply with insurance regulatory requirements in the regions where we operate, or other regulations governing insurance coverage, our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

Accommodations Protection Program

In order to offset our potential exposure related to stays and experiences and to comply with certain short-term rental regulatory requirements, we enroll homeowners in our accommodations protection program, which provides coverage for claims from guests and third parties for bodily injury or property damage arising from stays booked through our platform. The accommodations protection program is subject to certain terms, conditions and exclusions, and homeowners may opt out of the program. Our homeowners also benefit from coverage provided through our distribution partners when bookings of Vacasa rental homes are made through their platforms.

However, these programs may not provide coverage for certain types of claims, and may be insufficient to fully cover costs of investigation, costs of defense, and payments or judgments arising from covered claims. In addition, extensive or costly claims could lead to premium increases or difficulty securing coverage, which may result in increased financial exposure and an inability to meet insurance regulatory requirements. Increased claim frequency and severity and increased fraudulent claims could result in greater payouts, premium increases, and/or difficulty securing coverage. Further, disputes with homeowners as to whether an insurance program applies to alleged losses or damages and the increased submission of fraudulent payment requests could require significant time and financial resources.

Corporate Insurance

We procure insurance policies to cover various operations-related risks, including general business liability, workers’ compensation, cyber liability and data breaches, crime, directors and officers liability, and property insurance. We do not have sufficient coverage for certain catastrophic events, including certain business interruption losses, such as those resulting from the COVID-19 pandemic. Additionally, certain policies may not be available to us and the policies we have and obtain in the future may not be sufficient to cover all of our business exposure.

We are subject to payment-related fraud and an increase in or failure to deal effectively with fraud, fraudulent activities, fictitious transactions, or illegal transactions would materially adversely affect our business, results of operations, and financial condition.

We process a significant volume and dollar value of transactions on a daily basis. We have incurred and will continue to incur losses from claims by homeowners, fraudulent bookings and fraudulent refund requests, and these losses may be substantial. Such instances have and can lead to the reversal of payments received by us for such bookings, referred to as a “chargeback.” For the years ended December 31, 2022, 2021, and 2020, total chargeback expense was $5.1 million, $2.8 million, and $3.1 million, respectively. Our ability to detect and combat fraud, which has become increasingly common and sophisticated, could be adversely impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including mobile and other devices, and our growth in certain regions, including in regions with a history of elevated fraudulent activity. We expect that technically knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. In addition, the payment card networks have rules around acceptable chargeback ratios. If we are unable to effectively identify fraudulent bookings on our platform, combat the use of fraudulent credit cards, or otherwise maintain or lower our current levels of chargebacks, we may be subject to fines and higher transaction fees or processors holding significant reserves against us, or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, any of which would materially adversely impact our business, results of operations, and financial condition.

We rely on third-party payment service providers to process payments made by guests and certain payments made to homeowners on our platform. If these third-party payment service providers become unavailable or we are subject to increased fees, our business, results of operations, and financial condition could be materially adversely affected.

We rely on a number of third-party payment service providers, including payment card networks, banks, payment processors, and payment gateways, to link us to payment card and bank clearing networks to process payments made by our guests and to remit payments to homeowners on our platform. We have agreements with these providers, some of which are the sole providers we rely on for their particular service.

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

Moreover, our agreements with payment service providers have, and in the future, may allow these companies, under certain conditions, to hold an amount of our cash as a reserve. They may be entitled to a reserve or suspension of processing services upon the occurrence of specified events, including material adverse changes in our business, results of operations, and financial condition. An imposition of additional reserves or a suspension of processing services by one or more of our processing companies could have a material adverse effect on our business, results of operations, and financial condition.

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

The loss of our credit and debit card acceptance privileges or the significant modification of the terms under which we obtain card acceptance privileges would significantly limit our business model since a vast majority of our guests pay using credit or debit cards. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry ("PCI") Data Security Standard (the "PCI DSS"). Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage, and transmission of card data to help prevent credit card fraud. If we fail to comply with the rules and regulations adopted by the payment card networks, including the PCI DSS, we would be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may damage our relationship with payment card networks, subject us to restrictions, fines, penalties, damages, and civil liability, and could eventually prevent us from processing or accepting payment cards, which would have a material adverse effect on our business, results of operations, and financial condition.

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

We are also subject to network operating rules and guidelines promulgated by the National Automated Clearing House Association ("NACHA") relating to payment transactions we process using the Automated Clearing House ("ACH") Network. Like the payment networks, NACHA may update its operating rules and guidelines at any time, which can require us to take more costly compliance measures or to develop more complex monitoring systems.

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

As described elsewhere in this Annual Report on Form 10-K under Part II., Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility,” in October 2021, we entered into a Revolving Credit Facility, which, as subsequently amended in December 2021, provides for senior secured borrowings in an aggregate principal amount of up to $105.0 million, which amount may be borrowed and repaid from time to time. As of December 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2022, $23.4 million of letters of credit were issued under the Revolving Credit Facility, and $81.6 million was available for borrowings.

If we cannot generate sufficient cash flow from operations to service the amounts we borrow under the Revolving Credit Facility, we may need to refinance, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis, on terms satisfactory to us, or at all. In addition, indebtedness could have important consequences, including, but not limited to:

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
•for borrowings at variable rates of interest, we will be exposed to the risk of increased interest rates;
•our ability to adjust to changing market conditions may be limited and may place us at a competitive disadvantage compared to less-leveraged competitors; and
•we may be more vulnerable during a downturn in general economic conditions or in our business.

In addition, the agreement governing our Revolving Credit Facility contains, and any agreements evidencing or governing other future indebtedness may also contain, certain restrictive covenants that limit or otherwise restrict our ability to do certain things:

•create, incur, assume or permit to exist any debt or liens;
•merge into or consolidate with any other person, or liquidate or dissolve;
•make or hold certain investments;

•sell, transfer, lease, license or otherwise dispose of our assets, including equity interests;
•pay dividends or make certain other restricted payments;
•substantively alter the character of our business; and
•sell, lease or otherwise transfer any property or assets to, or purchase, lease or otherwise acquire any property or assets from, or otherwise engage in any other transactions with affiliates.

The agreement governing the Revolving Credit Facility also contains, and any agreements evidencing or governing other future indebtedness may also contain, certain financial covenants and financial reporting and other requirements, as described elsewhere in this Annual Report on Form 10-K under Part II., Item 7. under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility.” Our ability to comply with these covenants and requirements may be affected by events and factors beyond our control. We may not be able to generate sufficient revenue or maintain sufficient liquidity to meet the financial covenants (at such time as we are required to do so) or pay any principal and interest due under the Revolving Credit Facility when required. If we fail to make payments or otherwise experience an event of default thereunder, the lending banks would be permitted to take certain actions, including terminating all outstanding commitments and declaring all amounts to be immediately due and payable and would have the right to proceed against the collateral granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition. Furthermore, future working capital, borrowings, or equity financing could be unavailable to repay or refinance amounts borrowed under the Revolving Credit Facility. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our Class A Common Stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

Risks Related to Information Technology, Data Security and Data Privacy

If we fail to comply with federal, state, and foreign laws relating to privacy and data protection, we may face potentially significant liability, negative publicity, an erosion of trust, and increased regulatory scrutiny, any of which could materially adversely affect our business, results of operations, and financial condition.

Privacy and data protection laws, rules, and regulations are complex, and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, other processing, and certain other related business practices and may thereby increase compliance costs or have other material adverse effects on our business. As part of homeowner and guest registration and business processes, we may collect and use personal data, such as names, dates of birth, email addresses, phone numbers, and, in some cases, identity verification information (for example, government-issued identification or passport information), as well as payment card or other financial information that homeowners and guests provide to us for such purposes. The laws of many states and countries require businesses which maintain such personal data to implement reasonable security measures to keep such information secure and otherwise restrict the ways in which such information can be collected, processed, disclosed, transferred and used.

The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it will impose greater scrutiny, including through regulatory investigation, enforcement and rule-making, on company practices related to the collection of personal information and data concerning consumer behavior on the Internet, including regulations aimed at restricting certain targeted advertising practices. In addition, numerous states have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and processing of state residents’ personal data. For example, the California Consumer Privacy Act (the "CCPA") took effect on January 1, 2020. The CCPA imposes potentially severe statutory damages as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (the "CPRA"). The CPRA, which went into effect in most material respects on January 1, 2023, further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. The effects of the CCPA, CPRA, and the enactment of any other similar state or federal laws, are and will continue to be significant and may require us to modify our data processing practices and policies and may thereby increase compliance costs (and our potential liability) or have other material adverse effects on our business.

In the European Union, the General Data Protection Regulation (the "GDPR"), which became effective on May 25, 2018, has also resulted and may, if we re-enter the EU market, continue to result in significantly greater compliance burdens and costs for companies like ours. As of March 31, 2021, or shortly thereafter, we ceased all operations in the EU, and other than a few resources to assist with wind-down and liquidation, we no longer have any employees that reside in the EU, offices located in the EU, or manage any properties in the EU. Further, we ceased all direct marketing and advertising campaigns directed at EU audiences, stopped offering EU currency and language customization options on our website, and stopped offering all EU member state dedicated addresses and phone numbers that an EU resident could use to contact us. We therefore take the position that we no longer target the EU market. To the extent we were or are subject to the GDPR, we remain obligated to handle and safeguard all personal data we collected from EU residents during such time in accordance with the GDPR for as long as we retain such personal data. This obligation extends to compliance with laws, rules, and regulations regarding cross-border transfers of personal data. Failure to comply with the GDPR may result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages or injunctive relief, or regulatory orders adversely impacting the ways in which our business can use personal data. To the extent we send direct electronic marketing communications to EU residents and/or place cookies on electronic devices used by EU or UK residents within the EU/UK, we may also be subject to evolving EU and UK privacy laws on cookies and e-marketing. Canada also maintains data privacy legislation, which may lead to additional costs and increase our overall risk exposure.

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

If any jurisdiction in which we operate adopts news laws or changes its interpretation of its laws, rules, or regulations relating to data residency or localization such that we are unable to comply in a timely manner or at all, we could risk losing our rights to operate in such jurisdictions. The GDPR, CCPA, CPRA, and other privacy regulations around the world expose us to the possibility of material penalties, significant legal liability, changes in how we operate or offer our products, and interruptions or cessation of our ability to operate in key geographic regions, any of which could materially adversely affect our business, results of operations, and financial condition.

Any failure or perceived failure by us to comply with privacy and data protection policies, notices, laws, rules, and regulations could result in investigations or enforcement proceedings or private actions against us by individuals (including class actions), consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make costly changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

If we or our third-party service providers experience cyberattacks, data security breaches, or other security incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, along with a decline in use of our platform, which could materially adversely affect our business, results of operations, and financial condition.

We are dependent on the proper functioning, availability, integrity and security of sophisticated software applications and computing infrastructure. While we own or manage many of these applications and computing infrastructure, we also increasingly rely on third-party providers of various products and services, including software and systems, that are critical to our operations. The security of data and availability of our technology when engaging in e-commerce is essential to maintaining consumer and travel service provider confidence in our platform and services. There are risks of security breaches both on and off our systems as we increase the types of technology we use to operate our platform, including mobile apps and third-party payment processing providers, and as we collaborate with third parties that may need to process our homeowner, guest, employee or contractor data or have access to our infrastructure. An increasing number of companies, including those with significant online operations, have recently disclosed cyberattacks and breaches of their security, some of which involved sophisticated tactics and techniques (for example, ransomware) allegedly attributable to criminal enterprises or nation-state actors. These risks are likely to increase as we expand our offerings, integrate our products and services, utilize third-party products and services, and store and process more data, including personal information as well as proprietary business information.

While we have taken measures to protect the confidentiality, integrity, and availability of our systems and our sensitive, proprietary, and confidential information and to guard against the type of activity that can lead to data breaches, we cannot ensure that every third-party and service provider we utilize has taken similar measures or that the measures that we or the third parties and service providers we work with have implemented are sufficient security safeguards or that any implemented measures, including policies and procedures, will always be followed and/or be effective against current or future security threats. In addition, we cannot ensure that any process for vetting the security of service providers will identify all risks to the security or integrity of their systems. We have in the past experienced cyberattacks and security incidents, and expect to continue experiencing such attacks and incidents in the future. Cyberattacks are increasingly sophisticated with attackers utilizing tools designed to circumvent controls, avoid detection and obfuscate evidence, which means that we may be unable to identify, investigate or remediate cybersecurity incidents in a timely or effective manner. Further, the techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are unknown until launched against a target. As such, we and our service providers may be unable to anticipate these tactics and techniques or to implement adequate preventative measures.

Certain of our third-party providers provide smart lock hardware and the software to control the smart lock hardware in order to secure physical access to many of the properties we manage. We rely on these third-party providers to ensure adequate security measures for these services. Any compromise or interruption in the services provided by these third parties could impair our ability to provide guests, owners, and housekeepers/maintenance staff with access to homes, which could result in breaches of contract or loss of business. A security breach or material failure on the part of one of these providers could also result in providing a bad actor with access to one or more of our managed properties, therefore compromising the physical security of such properties. Any such delay or breach may harm our reputation or our ability to retain the confidence of existing homeowners, protect the safety of our guests, or attract new homeowners or guests.

Further, with a large geographically disparate employee base, we are not immune from the possibility of a malicious insider compromising our information systems and infrastructure. This risk has grown in light of the greater adoption of remote work as a response to the COVID-19 pandemic and will continue for the foreseeable future. We also have a distributed customer support organization, including third-party providers that have access to personal and proprietary business information. We and other companies in our industry (and the service providers that we/they use) have dealt with incidents involving such insiders exfiltrating the personal data of customers, stealing corporate trade secrets and key financial metrics, and illegally diverting funds. No series of measures can fully safeguard against a sufficiently determined and skilled insider threat.

In addition, bad actors have targeted and will continue to target us and our homeowners, guests, partners, vendors and other third parties directly with attempts to breach the security of our and their email accounts or management systems, such as through phishing attacks where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication, which are fraudulent identity theft schemes designed to appear as legitimate emails from us or from our homeowners or guests, partners, or vendors or other third parties that we do business with. We have experienced and have seen many instances of our homeowners, guests, and other parties we do business with falling prey to such schemes, which result in accounts being taken over by fraudsters intent on perpetrating fraud. Bad actors have also and may in the future employ other schemes aimed at defrauding us, our homeowners or guests in ways that we may not anticipate or be able to adequately guard against. For example, consumers who use certain of our services provide us with their credit card information. We require usernames and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent unauthorized access to our data or accounts. Computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties have attempted, and may continue to attempt, to fraudulently induce employees, travel partners and other service providers or consumers to disclose user names, passwords or other sensitive information, or to make payments to fraudulent accounts. As such, even if phishing and spamming attacks and other fraud schemes are not carried out through our systems, victims may nevertheless seek recovery from us. In addition, we may not always be able to fully recover any payments made through such fraud. Because of our prominence, we believe that we are a particularly attractive target for such attacks. Though it is difficult to determine what, if any, harm may directly result from any specific scheme or attack, any failure to maintain performance, reliability, security, and availability of our offerings, services, and technical infrastructure to the satisfaction of our homeowners and guests may harm our reputation and our ability to retain existing homeowners and guests and attract new homeowners and guests. The ability of fraudsters to directly target our homeowners and guests with fraudulent communications, or cause an account takeover, exposes us to significant financial fraud risk, including costly litigation, which is difficult to fully mitigate. Such an incident may also require us to involve significant expense and expend material resources to investigate and correct the issue and to prevent recurrence, and expose us to legal liabilities, including regulatory enforcement and indemnity obligations, which could have a material adverse effect on our business, financial condition or results of operations.

Generally, our practice is to encrypt certain sensitive data when it is in transit and at rest. However, we do not know whether our current practice will be deemed sufficient under applicable laws or whether new regulatory requirements or techniques used by bad actors might make our current practice insufficient. Moreover, encryption alone is not a perfect security solution. If there is a breach of our computer systems and we know or suspect that certain personal data has been exfiltrated, accessed, or used inappropriately, we may need to inform the homeowners, guests, or others whose data was stolen, accessed, or used, and relevant regulators such as state Attorneys General, and may be subject to enforcement action and significant fines and penalties. Further, under certain regulatory schemes, such as the CCPA or CPRA, we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual. This means that in the event of a breach, we could face government scrutiny or consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions of dollars.

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

We rely on third-party service providers, including financial institutions, to process some of our data and that of our homeowners and guests, including payment information, and any failure by such third parties to prevent or mitigate security breaches or improper access to, or disclosure of, such information could have adverse consequences for us, similar to an incident directly on our systems. We also, in the context of acquiring companies, sometimes receive transition services from the sellers of such companies, and like our other service providers, any security-related failures by such providers may have similar adverse consequences for us.

We have acquired and may continue to acquire companies that are vulnerable to security breaches, and we may be responsible for any security breaches of these acquired companies, or such companies may introduce malware or other security issues if the systems of such companies become integrated with our systems. While we conduct due diligence of these companies, we do not have access to the full operating history of the companies and cannot be certain there have not been security breaches prior to our acquisition. In addition, our diligence may not discover all issues with the security safeguards, policies, and procedures of such acquired companies, and it may take time to improve the security safeguards, policies and procedures of such companies, so we cannot be certain that there will not be a security breach after our acquisition.

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

We rely primarily on Amazon Web Services to host and deliver our platform, and on a number of other third-party service providers in connection with other key aspects of our platform and operations, and any interruptions or delays in services from these third parties could impair the delivery of our platform and services, and our business, results of operations, and financial condition could be materially adversely affected.

We rely primarily on Amazon Web Services ("AWS") to host and deliver our platform. Third parties also provide services to key aspects of our operations, including Internet connections and networking, data storage and processing, trust and safety, security infrastructure, source code management, and software testing and deployment. In addition, we rely on third parties for many aspects of our payments processing platform, and a significant portion of our customer support operations are conducted by third parties at their facilities. We also rely on third-party services for maps and location data that are core to the functionality of our platform, and we integrate applications, content, and data from third parties to deliver our platform and services.

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

Our platform is a complex system composed of many interoperating components and software. Our business is dependent upon our ability to prevent system interruption on our platform. Our software, including open source software that is incorporated into our code, may, now or in the future, contain undetected errors, bugs, or vulnerabilities. Some errors in our software code have not been and may not be discovered until after the code has been released. We have, from time to time, found defects or errors in our system and software limitations that have resulted in, and may discover additional issues in the future that could result in, platform unavailability or system disruption. For example, defects or errors have resulted in and could result in the delay in making payments to homeowners or overpaying or underpaying homeowners, which would impact our cash position and may cause homeowners to lose trust in our payment operations. Any errors, bugs, or vulnerabilities discovered in our code or systems released to production or found in third-party software, including open source software that is incorporated into our code, any misconfigurations of our systems, or any unintended interactions between systems could result in poor system performance, an interruption in the availability of our platform, incorrect payments, negative publicity, damage to our reputation, loss of existing and potential homeowners and guests, loss of revenue, liability for damages, a failure to comply with certain legal, regulatory or tax reporting obligations, and regulatory inquiries or other proceedings, any of which could materially adversely affect our business, results of operations, and financial condition.

System capacity constraints, system or operational failures, or denial-of-service or other attacks could materially adversely affect our business, results of operations, and financial condition.

Since our founding, we have experienced rapid growth in consumer traffic to our platform. If our systems and network infrastructure cannot be expanded or are not scaled to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer satisfaction, and delays in the introduction of new offerings and tiers. It may be particularly difficult for us to manage these issues as a large portion of our employees continue to work remotely.

Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located on the West Coast of the United States. Our systems and operations are vulnerable to damage or interruption from human error, computer viruses, earthquakes, floods, fires, power loss, and similar events. A catastrophic event that results in the destruction or disruption of our third-party cloud facilities or our critical business or information technology systems could severely affect our ability to conduct normal business operations and result in lengthy interruptions or delays of our platform and services.

Our systems and operations are also subject to break-ins, sabotage, intentional acts of vandalism, terrorism, and similar misconduct from external sources and malicious insiders. Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced denial-of-service attacks on our systems that have made portions of our platform slow or unavailable for periods of time. There are numerous other potential forms of attack, such as phishing, account takeovers, malicious code injections, ransomware, and the attempted use of our platform to launch a denial-of-service attack against another party, each of which could cause significant interruptions in our operations or involve us in legal or regulatory proceedings. Accordingly, reductions in the availability and response time of our online platform could cause loss of substantial business volumes during the occurrence of any such attack on our systems and measures that we may take to divert suspected traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced and available. Successful attacks could result in negative publicity and damage to our reputation, and could prevent consumers from booking or visiting our platform during the attack, any of which could materially adversely affect our business, results of operations, and financial condition.

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

In addition, we use both internally developed systems and third-party systems to operate our platform, including transaction and payment processing, and financial and accounting systems. If the number of consumers using our platform increases substantially, or if critical third-party systems stop operating as designed, we may need to significantly upgrade, expand, or repair our transaction and payment processing systems, financial and accounting systems, and other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and depending on the systems affected, our transaction and payment processing and financial and accounting systems could be impacted for a meaningful amount of time, which could materially adversely affect our business, results of operations, and financial condition.

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

The industries in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new offering announcements, introductions, and enhancements, and changing consumer demands and preferences. Our future success will depend, in part, on our ability to adapt our platform and services to evolving industry standards and local preferences and to continually innovate and improve the performance, features, and reliability of our platform and services in response to competitive offerings and the evolving demands of homeowners and guests. We believe our future success will also depend on our ability to adapt to emerging technologies. As a result, we intend to continue to spend significant resources maintaining, developing, and enhancing our technologies and platform; however, these efforts may be more costly than expected and may not be successful. For example, we may not make the appropriate investments in new technologies, which could materially adversely affect our business, results of operations, and financial condition. Further, technological innovation often results in unintended consequences such as bugs, vulnerabilities, and other system failures. Any such bug, vulnerability, or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

Furthermore, in the future, the competitive pressure to innovate could encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Our current and potential competitors range from large and established companies to emerging start-ups. Emerging start-ups may be able to innovate and focus on developing a new product or service faster than we can or may foresee consumer need for new services or technologies before we do. Some of our larger competitors or potential competitors have more resources or more established or varied relationships with consumers than we have, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development and competing aggressively for highly skilled employees.

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

We hold a broad collection of intellectual property rights, including registered domain names, registered and unregistered trademarks, service marks, copyrights, patents and patent applications, trade secrets, licenses of intellectual property rights of various kinds, and other forms of intellectual property rights in the United States and in certain other countries. In the future, we may acquire or license additional patents or patent portfolios, or other intellectual property assets and rights, from third parties, which could require significant cash expenditures.

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

We may be unable to prevent third parties from seeking to register, acquire, or otherwise obtain or maintain trademarks, service marks, domain names, or social media handles that are similar to, infringe upon, violate, or diminish the value of our trademarks, service marks, copyrights, and our other proprietary rights. Third parties have also obtained or misappropriated certain of our data through website scraping, robots, aggregating our data for their internal use, or by featuring or providing our data through their respective websites, and/or launched businesses monetizing this data. While we routinely employ technological, operational, and legal measures in an attempt to divert, halt, or mitigate such operations, we may not always be able to detect or halt the underlying activities as technologies used to accomplish these operations continue to rapidly evolve.

We believe our intellectual property assets and rights are essential to our business. If the protection of our proprietary rights and data is inadequate to prevent unauthorized infringement, use, violation or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our branding technologies, offerings, or features or methods of operations. Even if we do detect infringements, violations or misappropriations and decide to enforce our rights, litigation may be necessary to enforce our rights, and any enforcement efforts we undertake could be time-consuming and expensive, could divert our management’s attention, and may result in a court determining that certain of our intellectual property rights are unenforceable. If we fail to protect our intellectual property and data in a cost-effective and meaningful manner, our competitive standing could be harmed; our homeowners, guests, other consumers, and corporate and community partners could devalue the content of our platform; and our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

We have been, and may in the future be, subject to claims that we or others violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations, and financial condition.

We have received in the past, and may receive in the future, communications from third parties, including practicing and non-practicing entities, claiming that we have infringed, misused, or otherwise misappropriated their intellectual property rights, including alleged patent infringement. Additionally, we have been, and may in the future be, involved in claims, suits, regulatory proceedings, and other proceedings involving alleged infringement, misuse, or misappropriation of third-party intellectual property rights, or relating to our intellectual property holdings and rights. Like many other companies in the Internet and technology industries, we enter into agreements which include indemnification provisions related to intellectual property which can subject us to costs and damages in the event of a claim against an indemnified third party.

Claims involving intellectual property could subject us to significant liability for damages and could result in our having to stop using certain technologies, content, branding, domain names or business methods or practices found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding, business methods, or practices. The development of alternative non-infringing technology or practices could require significant effort and expense and make us less competitive, or may not be technically feasible. Any of these results could materially adversely affect our ability to compete and our business, results of operations, and financial condition.

Furthermore, our exposure to risks associated with various intellectual property claims may increase as a result of acquisitions of other companies. Third parties may make infringement and similar or related claims after we have acquired a company or technology that had not been asserted prior to the acquisition. As a result, our business, results of operations, and financial condition could be materially and adversely affected as a result of the occurrence of any of the foregoing.

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

Risks Related to Other Legal, Regulatory and Tax Matters

Laws, regulations, and rules that affect the short-term rental business have limited, and may continue to limit, the ability or willingness of homeowners to rent through Vacasa and expose our homeowners or us to significant penalties, which have had, and could continue to have, a material adverse effect on our business, results of operations, and financial condition.

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

While a number of cities and counties have implemented legislation to address short-term rentals, there are many others that have not addressed or are not yet explicitly enforcing short-term rental laws, and could follow suit and enact or enforce regulations. New laws, regulations, government policies, or changes in their interpretations or changes in enforcement of laws in the markets where we operate could present significant challenges and uncertainties. In the event of any such changes, we may be unable to operate in some jurisdictions, our short-term rental properties could be limited, current and future rental listings and bookings could decline significantly, and our relationship with our homeowners and guests could be negatively impacted, which would have a materially adverse effect on our business, results of operations, financial condition and reputation.

Certain jurisdictions have adopted laws and regulations that seek to impose lodging taxes, often known as transient or occupancy taxes, on our guests, collection and remittance obligations on our homeowners and/or us, and withholding obligations on us, as more fully described in our risk factor titled “Uncertainty in the application of taxes to our homeowners, guests, or platform could increase our tax liabilities and may discourage homeowners and guests from conducting business on our platform.” In addition, we are subject to regulations with respect to short-term rentals, owner registration, licensing, and other requirements for the listing of accommodations, such as real estate broker or agent licenses and travel agency licenses in some jurisdictions. We have been, and may continue to be, subject to audits and inquiries relating to these activities, and we could be held liable, incur financial and potential criminal penalties or be prohibited from operating in certain jurisdictions if we are found to have not complied with any of these requirements, which could have a material adverse effect on our business, results of operations, and financial condition.

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

We are subject to a wide variety of complex, evolving, and sometimes inconsistent and ambiguous laws and regulations that may adversely impact our operations and discourage homeowners and guests from using our services, and that could cause us to incur significant liabilities, including fines and criminal penalties, which could have a material adverse effect on our business, results of operations, and financial condition.

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

While we endeavor to monitor the changing legal landscape relating to short-term rentals, it may be difficult or impossible for us to investigate or evaluate laws or regulations in all cities, countries, and regions in which we do business. The application of existing laws and regulations to our business and platform can be unclear, may be difficult for homeowners, guests, and us to understand and apply, and are subject to change, as governments or government agencies seek to apply legacy systems of laws or adopt new laws to new online business models in the travel and accommodations industries, including ours. Uncertain and unclear application of such laws and regulations to homeowner and guest activity and our platform and services could cause and has caused some homeowners and guests to leave or choose not to use our platform, reduce supply and demand for our platform and services, increase the costs of compliance with such laws and regulations, and increase the threat of litigation or enforcement actions related to our platform and services, all of which would materially adversely affect our business, results of operations, and financial condition. See also our risk factor titled “We could face liability for information or content on, or accessible through, our platform.”

There are laws that apply to us, and there are laws that apply to our homeowners and/or guests, and we have limited means of enforcing or ensuring the compliance of our homeowners and guests with all applicable legal requirements. Certain governments have attempted, and may attempt in the future, to hold us responsible for laws that apply to our homeowners and/or guests. Whether applicable to us, our homeowners, and/or our guests, the related consequences arising out of such laws and regulations, including costs of complying with audits, and penalties for violations of and costs to maintain compliance with such laws and regulations, have had and could continue to have a material adverse effect on our reputation, business, results of operations, and financial condition.

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

In addition to laws and regulations directly applicable to the short-term rental business as discussed in our risk factor titled “Laws, regulations, and rules that affect the short-term rental business have limited, and may continue to limit, the ability or willingness of homeowners to rent through Vacasa and expose our homeowners or us to significant penalties, which have had, and could continue to have, a material adverse effect on our business, results of operations, and financial condition,” we are subject to laws and regulations governing our business practices, the Internet, e-commerce, and electronic devices, including those relating to taxation, privacy, data protection, pricing, content, advertising, discrimination, consumer protection, protection of minors, copyrights, distribution, messaging, mobile communications, electronic device certification, electronic waste, electronic contracts, communications, Internet access, competition, and unfair commercial practices. We are also subject to laws and regulations governing the provision of online payment services, the design and operation of our platform, and the operations, characteristics, and quality of our platform and services.

As a result of the COVID-19 pandemic, many jurisdictions adopted laws, rules, regulations, and/or decrees intended to address the COVID-19 pandemic, including implementing travel restrictions, restricting access to city centers, limiting accommodation offerings in surrounding areas, or limiting social mobility and gatherings. Governments, corporations, and other authorities may implement restrictions or policies that could further restrict the ability of our homeowners and guests to participate on our platform.

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

We have been, and expect to continue to be, a party to various legal and regulatory claims, litigation or pre-litigation disputes, and proceedings arising in the normal course of business. The number and significance of these claims, disputes, and proceedings have increased as our company has grown larger, the number of bookings has increased, awareness of our brand has grown, our presence on well-known platforms has increased, and the scope and complexity of our business has expanded, and we expect the number and significance of these claims, disputes and proceedings will continue to increase in the future.

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

Legal claims have been asserted against us for alleged discriminatory conduct undertaken by homeowners against certain guests (such as conduct relating to acceptance of service animals), and for our own platform policies or business practices. Changes to the interpretation of the applicability of fair housing, civil rights or other statutes to our business or the conduct of our users could materially adversely impact our business, results of operations, and financial condition. We may also become more vulnerable to third-party claims as U.S. laws such as the Digital Millennium Copyright Act ("DMCA") and the Stored Communications Act, and non-U.S. laws such as the European E-Commerce Directive, are interpreted by the courts or otherwise modified or amended, as our platform and services to our homeowners and guests continue to expand, and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable.

In addition, we face claims and litigation relating to fatalities, shootings, other violent acts, illness (including COVID-19), cancellations and refunds, personal injuries, property damage, carbon monoxide incidents, homeowner disputes, and privacy violations that occurred in connection with a rental through our platform. We also have faced putative class action litigation and government inquiries, and could face additional litigation and government inquiries and fines relating to our business practices, cancellations and other consequences due to natural disasters or other unforeseen events beyond our control such as wars, regional hostilities, health concerns, including epidemics and pandemics such as COVID-19, or law enforcement demands and other regulatory actions.

In addition, in the ordinary course of business, we have been party to disputes that allege we have infringed third parties’ intellectual property or in which we agree to provide indemnification to third parties with respect to certain matters, including losses arising from our breach of such agreements or from intellectual property infringement claims, or where we make other contractual commitments to third parties. We also have indemnification agreements with certain of our directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We may be subject to litigation stemming from these obligations.

Adverse results in any regulatory audit, inquiry, litigation, legal proceedings, or claims may include awards of potentially significant monetary damages, including statutory damages for certain causes of action in certain jurisdictions, penalties, fines, injunctive relief, royalty or licensing agreements, or orders preventing us from offering certain services. Moreover, many regulatory audits, inquiries, litigation, legal proceedings, or claims are resolved by settlements that can include both monetary and non-monetary components. Adverse results or settlements may result in changes in our business practices in significant ways, increased operating and compliance costs, and a loss of revenue. In addition, any litigation or pre-litigation claims against us, whether or not meritorious, are time consuming, require substantial expense, and result in the diversion of significant operational resources. We use various software platforms that, in some instances, have limited functionality which may impede our ability to retrieve records in the context of a governmental audit, inquiry or litigation. In addition, our insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. As we continue to grow, regulatory audits, inquiries, litigation, legal proceedings, and other claims will continue to consume significant company resources and adverse results in future matters could materially adversely affect our business, results of operations, and financial condition.

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

We are required to comply with economic and trade sanctions administered by governments where we operate, including the U.S. government (including, without limitation, regulations administered and enforced by the Office of Foreign Assets Control ("OFAC") and the U.S. Department of State). These economic and trade sanctions prohibit or restrict transactions to or from or dealings with certain specified countries, regions, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially designated, such as individuals and entities included on OFAC’s List of Specially Designated Nationals or other sanctions measures. Any future economic and trade sanctions imposed in jurisdictions where we have significant business could materially adversely impact our business, results of operations, and financial condition. Our ability to track and verify transactions and otherwise comply with these regulations require a high level of internal controls, and we cannot guarantee that we have not engaged in dealings with persons sanctioned under applicable sanctions laws. Any non-compliance with economic and trade sanctions laws and regulations or related investigations could result in claims or actions against us and materially adversely affect our business, results of operations, and financial condition. As our business continues to grow and regulations change, we may be required to make additional investments in our internal controls or modify our business.

We have operations in countries known to experience high levels of corruption and any violation of anti-corruption laws could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act ("FCPA") and other laws in the United States and elsewhere that prohibit improper payments or offers of payments to foreign governments and their officials, political parties, state-owned or controlled enterprises, and/or private entities and individuals for the purpose of obtaining or retaining business. We have operations in and deal with countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, contractors, agents, or users that could be in violation of various laws, including the FCPA and anti-bribery laws in these countries. We have implemented policies, procedures, systems, and controls designed to ensure compliance with applicable laws and to discourage corrupt practices by our employees, consultants, and agents, and to identify and address potentially impermissible transactions under such laws and regulations; however, our existing and future safeguards, including training programs to discourage corrupt practices by such parties, may not prove effective, and we cannot ensure that all such parties, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible. Additional compliance requirements may require us to revise or expand our compliance programs, including the procedures we use to monitor international and domestic transactions. Failure to comply with any of these laws and regulations may result in extensive internal or external investigations as well as significant financial penalties and reputational harm, which could materially adversely affect our business, results of operations, and financial condition.

Uncertainty in the application of taxes to our homeowners, guests, or platform could increase our tax liabilities and may discourage homeowners and guests from conducting business on our platform.

We are subject to a variety of taxes and tax collection obligations in the United States (federal, state, and local) and several foreign jurisdictions. New or revised foreign, federal, state, or local tax regulations may subject us or our homeowners and guests to additional indirect taxes, such as lodging, hotel, sales and use, privilege, excise, VAT, goods and services, harmonized sales, business, and gross receipt (together, “indirect taxes”), income, and other taxes, and, depending upon the jurisdiction, could subject us or our homeowners and guests to significant monetary penalties and fines for non-payment of taxes. Any additional tax expenses and other liabilities to which we or our homeowners and/or guests are subject would likely increase the cost of doing business for our homeowners, increase the price paid by guests, and may discourage homeowners and guests from using our platform, which would lead to a decline in revenue. As a result, our business, results of operations, and financial condition could be materially adversely affected by additional taxes of this nature or additional taxes or penalties resulting from our failure to comply with any reporting, collection, and payment obligations. We accrue a reserve for such taxes, and upon examination or audit, such reserves may be insufficient. We are currently subject to tax audit in several states and local jurisdictions.

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

We expect to have material net operating loss carryforwards for U.S. federal and state income tax purposes. As of December 31, 2022, our federal net operating loss carryforwards were approximately $217.1 million. Realization of tax savings from these net operating loss carryforwards will depend on our future taxable income, and there is a risk that some of our existing carryforwards could expire unused and be unavailable to offset future taxable income, which could materially adversely affect our results of operations and financial condition. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, to offset its post-change taxable income or tax liabilities may be limited. Similar rules may apply under state tax laws. We expect that our net operating losses will be subject to limitations under these rules, and we may experience ownership changes in the future because of shifts in our stock ownership, many of which are outside of our control. Our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset future U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us. In addition, tax benefits that we derive from certain tax attributes, including net operating losses, that are allocable to us as a result of the transactions undertaken in connection with the Business Combination are subject to the terms of, and may give rise to payments that we will be required to make under, the Tax Receivable Agreement, as discussed below.

Risks Related to our Organizational Structure

Our principal stockholders have significant influence over us, including over decisions that require the approval of stockholders, and their interests may conflict with the interests of other stockholders.

The Silver Lake Stockholders, the Riverwood Stockholders, the Level Equity Stockholders and the EB Stockholder control, as a group, approximately 61.8% of the combined voting power of our Common Stock as a result of their ownership of Class A Common Stock and Class B Common Stock. These parties, together with TPG Sponsor, have entered into the Stockholders

Agreement, which grants the parties thereto certain director nomination rights with respect to the members of our Board, including removal rights with respect to any director elected pursuant to their respective nomination rights and the right to designate a director to fill any vacancy created by reason of death, removal or resignation of any such director. The Stockholders Agreement automatically terminates in June 2023, at which time we expect to enter into board designation rights agreements with each of the Silver Lake Stockholders, the Riverwood Stockholders, the Level Equity Stockholders and the EB Stockholder. As a result, these stockholders and their affiliates have significant influence over the management and affairs of our company and, acting together, will have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of other stockholders.

In addition, because these stockholders hold part of their economic interest in our business through Vacasa Holdings LLC ("OpCo"), rather than through Vacasa, Inc., and may hold rights to receive payments under the Tax Receivable Agreement, their interests may further conflict with the interests of holders of Class A Common Stock. For example, such holders may have different tax positions from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, and whether and when we should undergo certain changes of control within the meaning of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. These holders’ significant ownership in us and their resulting ability, acting together, to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which holders of shares of our Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

We are a “controlled company” within the meaning of the Nasdaq listing rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements. Stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

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

We may elect to rely on the foregoing exemptions so long as we remain a “controlled company.” Accordingly, stockholders may not have the same protections as those afforded to stockholders of companies that are subject to all of these corporate governance requirements.

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

We are a holding company and our principal asset is our indirect ownership of OpCo. We have no independent means of generating material revenue. As the initial sole manager of OpCo, we generally intend to cause OpCo to make distributions to its equity holders in amounts sufficient to cover the taxes on their allocable share of the taxable income of OpCo, including for this purpose, any payments we are obligated to make under the Tax Receivable Agreement and other costs or expenses, but we may be limited in our ability to cause OpCo to make distributions to its equity holders (including for purposes of paying corporate and other overhead expenses and dividends) by our contractual arrangements, including the terms of our Revolving Credit Facility and any additional debt facilities that we may enter into in the future. In addition, certain laws and regulations may result in restrictions on OpCo’s ability to make distributions to Vacasa, Inc., or the ability of OpCo’s subsidiaries to make distributions to it.

To the extent that we need funds and OpCo or its subsidiaries are restricted from making such distributions, under applicable law or regulation or otherwise, we may not be able to obtain such funds on terms acceptable to us or at all and, as a result, could suffer an adverse effect on our liquidity and financial condition. In certain situations, including where OpCo does not have sufficient cash to make tax distributions to all of its members in the full amounts that may be payable in connection with the Fourth Amended and Restated Limited Liability Company Agreement of OpCo (the "OpCo LLC Agreement") (or where tax distributions to the members of OpCo would materially exceed a set percentage of our aggregate taxable income), tax distributions to the equity holders of OpCo may be reduced (such that each member of OpCo may not receive tax distributions sufficient to cover its tax liability). Tax distributions will generally be treated as advances of other distributions made under the OpCo LLC Agreement.

Although OpCo may not always make such distributions, under the OpCo LLC Agreement, we generally expect OpCo, from time to time, to make distributions in cash to its equity holders in amounts sufficient to cover the taxes on their allocable share of the taxable income of OpCo (in addition, Vacasa, Inc. may receive certain non-pro rata distributions from OpCo to cover certain overhead and other expenses, as provided in the OpCo LLC Agreement). As a result of (i) potential differences in the amount of net taxable income indirectly allocable to us and to OpCo’s other equity holders, (ii) the lower tax rate applicable to corporations as opposed to the assumed tax rate for making such distributions in the OpCo LLC Agreement, (iii) the favorable tax benefits that we anticipate from Vacasa, Inc.’s acquisition of common units of OpCo ("OpCo Units"), in exchange for, at our election, either cash (based on the market price of a share of our Class A Common Stock) or shares of our Class A Common Stock and payments under the Tax Receivable Agreement and (iv) the fact that tax distributions made in respect of OpCo Units will generally be made pro rata in respect of such Units as described in the OpCo LLC Agreement, we expect that these tax distributions may be in amounts that exceed our tax liabilities. Our Board will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for OpCo Units will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such cash as dividends on our Class A Common Stock and instead, for example, hold such cash balances, or lend them to OpCo, this may result in shares of our Class A Common Stock increasing in value relative to the value of OpCo Units. The holders of OpCo Units (the "OpCo Unitholders") may benefit from any value attributable to such cash balances if they acquire shares of our Class A Common Stock in exchange for their OpCo Units. In addition, our payment of tax distributions to the members of OpCo could result in the distribution of cash out of OpCo that is in excess of what is required for such members (or their direct or indirect equityholders) to pay their tax liabilities attributable to their direct or indirect ownership of OpCo, which could have an adverse effect on our liquidity.

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

A representative of the holders of Vacasa Holdings' equity prior to the Business Combination (including, for this purpose, the owners of the Blockers with respect to their indirect interest in Vacasa Holdings equity and the holders of vested Vacasa Holdings unit appreciation rights and the holders of vested options to purchase shares of TK Newco common stock) existing prior to the Business Combination (the "Existing VH Holders") will be entitled to direct whether or not OpCo or its subsidiaries will make the “push out” election described above for adjustments attributable to taxable periods (or portions thereof) ending on or prior to the date of the Business Combination, and whether any such entity will pay any applicable liability at the entity level. The provisions of the OpCo LLC Agreement prohibit OpCo from seeking indemnification or other recoveries from the Existing VH Holders in respect of such liabilities. With respect to the representative’s exercise of this authority, its interests will generally differ from the interests of our other equity holders. Moreover, with respect to taxable periods beginning after the Business Combination, there is no requirement that OpCo or any of its subsidiaries make any “push out” election. We accordingly may be required to bear a share of any taxes, interest, or penalties associated with any adjustments to applicable tax returns that exceeds our proportionate share of such liabilities based on our ownership interest in OpCo in the taxable period for which such adjustments are imposed (including periods prior to the effective date of the Business Combination during which we had no interest in OpCo), which could have an adverse effect on our operating results and financial condition.

Vacasa, Inc. will be required to pay the TRA Parties for certain tax benefits it may claim (or is deemed to realize) in the future, and the amounts it may pay could be significant.

In connection with the Business Combination, Vacasa, Inc. acquired existing equity interests from certain Existing VH Holders in exchange for the issuance of shares of Class A Common Stock and rights to receive payments under the Tax Receivable Agreement. As a result of these acquisitions, Vacasa, Inc. has succeeded to certain tax attributes of the Blockers and will receive the benefit of tax basis in assets of OpCo and its subsidiaries. In addition, redemptions or exchanges of OpCo Units in exchange for shares of our Class A Common Stock or cash may produce favorable tax attributes that would not be available to Vacasa, Inc. in the absence of such redemptions or exchanges. Such transactions are also expected to result in increases in Vacasa, Inc.’s allocable share of the tax basis in OpCo’s tangible and intangible assets. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that Vacasa, Inc. would otherwise be required to pay in the future had such sales and exchanges never occurred.

We have entered into the tax receivable agreement (the "Tax Receivable Agreement") with the Existing VH Holders (other than the holders of Vacasa Holdings unit appreciation rights and other than holders of options to purchase shares of TK Newco common stock, but including, for this purpose, current and former members of management that hold interests in Vacasa Holdings indirectly through a management holding vehicle), which we refer to in this Annual Report on Form 10-K collectively as the “TRA Parties,” that provides for the payment by Vacasa, Inc. to such TRA Parties (or their transferees or assignees) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Vacasa, Inc. actually realizes (determined by using certain assumptions) in periods after the Business Combination as a result of (i) certain increases in tax basis that occur as a result of (A) any acquisition of OpCo Units from certain Existing VH Holders in the Business Combination, (B) exercises of the redemption rights under the OpCo LLC Agreement (the "Redemption Rights") by certain OpCo Unitholders to exchange their OpCo Units for shares of Class A Common Stock of or cash, and (C) payments made under the Tax Receivable Agreement; (ii) any net operating losses or certain other tax attributes that become available to Vacasa, Inc. to offset income or gain realized after the Blocker Mergers; (iii) any existing tax basis associated with assets of OpCo or its subsidiaries, the benefit of which is allocable to Vacasa, Inc. as a result of the exchanges of OpCo Units for Class A Common Stock of Vacasa, Inc. or cash; and (iv) tax benefits related to imputed interest deemed to be paid by Vacasa, Inc. as a result of any payments that Vacasa, Inc. makes under the Tax Receivable Agreement. The Tax Receivable Agreement makes certain simplifying assumptions regarding the determination of the cash savings that Vacasa, Inc. realizes or is deemed to realize from the covered tax attributes, which may result in payments pursuant to the Tax Receivable Agreement in excess of those that would result if such assumptions were not made.

The actual tax benefit, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including, but not limited to, the timing of the redemptions of OpCo Units, the price of Class A Common Stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of tax basis associated with OpCo Units of the redeeming holder at the time of the relevant redemption, the depreciation and amortization periods that apply to the tax basis covered by the Tax Receivable Agreement, the amount, character, and timing of taxable income Vacasa, Inc. generates in the future, the timing and amount of any earlier payments that Vacasa, Inc. may have made under the Tax Receivable Agreement, the income tax rates then applicable to Vacasa, Inc., and the portion of Vacasa, Inc.’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The payments under the Tax Receivable Agreement are not conditioned upon any TRA Party continuing to own an equity interest in us. To the extent that we are not able to make payments under the Tax Receivable Agreement when due, then (subject to the other provisions of the Tax Receivable Agreement, including those described below regarding the potential acceleration of obligations under the Tax Receivable Agreement) such payments will generally accrue interest until paid.

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

Finally, the Tax Receivable Agreement provides that, in the case of a change in control (as defined in the Tax Receivable Agreement), the Tax Receivable Agreement will automatically terminate, and in the case of a material breach of Vacasa, Inc.’s obligations under the Tax Receivable Agreement and certain other events, Vacasa, Inc. may be required to make a payment to the TRA Parties in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50% and LIBOR plus 150 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the Tax Receivable Agreement, which payment would be based on certain assumptions, including those relating to Vacasa, Inc.’s future taxable income. In these situations, Vacasa, Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on its, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. These provisions of the Tax Receivable Agreement may result in situations where the TRA Parties have interests that differ from or are in addition to those of our other stockholders. In addition, Vacasa, Inc. could be required to make payments under the Tax Receivable Agreement that are due in advance of any actual realization of such further tax benefits, that are in excess of Vacasa, Inc.’s (or a potential acquirer’s) actual cash tax savings, and which could negatively impact our liquidity.

Risks Related to Ownership of our Class A Common Stock

The trading price of the shares of our Class A Common Stock may be volatile, and holders of the Class A Common Stock could incur substantial losses.

Our stock price has been, and may continue to be, volatile. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell our Class A Common Stock at or above the price paid for the shares. The market price for our Class A Common Stock may be influenced by many factors, including:

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
•impacts from the ongoing COVID-19 pandemic or other public health crises;
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

Furthermore, the holders ("OpCo Unitholders") of common units of OpCo ("OpCo Units"), other than Vacasa, Inc., will have the right, pursuant to the Fourth Amended and Restated Limited Liability Company Agreement of OpCo, to cause OpCo to acquire all or a portion of their vested OpCo Units, which may be settled for, at our election, shares of Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each OpCo Unit redeemed (subject to conversion rate adjustments for stock splits, stock dividends and reclassification) or an equivalent amount of cash and, in each case, the cancellation of an equal number of shares of such OpCo Unitholder's Class B Common Stock. Any shares of Class A Common Stock we may issue in connection with such redemptions will also be eligible for sale in the public market subject to compliance with applicable securities laws. As restrictions on the resale of shares of our Class A Common Stock expire or otherwise lapse, including in connection with the availability of registration statements covering such shares, the market price of our Class A Common Stock could decline significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These sales, or the possibility that these sales may occur, might also make it more difficult for us to raise capital through the issuance and sale of equity securities in the future at a time and at a price that we deem appropriate.

We are an “emerging growth company” within the meaning of the Securities Act, and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Class A Common Stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; we are exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we are subject to reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements; and we are not required to hold non-binding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have elected to opt out of such transition period and, as a result, we will comply with new or revised accounting standards on the dates for which compliance is required for non-emerging growth companies. This election is irrevocable.

We may be an “emerging growth company” until December 31, 2026, though we may cease to be an “emerging growth company” earlier under certain circumstances, including: (i) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.235 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

The exact implications of the JOBS Act are subject to interpretation and guidance by the SEC and other regulatory agencies, and we cannot ensure that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our Class A Common Stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may decline or become more volatile.

We do not anticipate paying any cash dividends on our Class A Common Stock in the foreseeable future.

We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our Revolving Credit Facility restrict our ability to pay dividends, and the terms of any future debt agreements we may enter into are likely to contain similar restrictions. As a result, capital appreciation, if any, of our Class A Common Stock will be the sole source of gain for the foreseeable future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease corporate offices in Portland, Oregon, which is the location of our corporate headquarters, and in Boise, Idaho. In addition we own and lease regional offices in various locations in the United States and internationally as necessary or desirable for us to support our central operations and to facilitate our operations at the local levels. We believe our facilities are adequate and suitable for our current needs.

Item 3. Legal Proceedings

The information set forth under Note 16, Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8. of this Annual Report on Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” included in Part I, Item 1A.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Class A Common Stock

Our Class A Common Stock has been listed on the Nasdaq Global Select Market under the symbol “VCSA.”

Holders of Record

As of March 10, 2023, there were approximately 150 holders of record of our Class A Common Stock, 20 holders of record of our Class B Common Stock, and 1 holder of record of our Class G Common Stock. These numbers do not include "street name" or beneficial holders, whose shares are held of record by banks, brokers, financial institutions, and other nominees.

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

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following performance graph and related information shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Vacasa, Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the S&P 500 Information Technology Index ("S&P 500 IT") and the Nasdaq Composite Index ("NASDAQ"). The graph assumes $100 was invested at the market close on December 7, 2021, which was the first day our Class A Common Stock began trading. Data for the S&P 500 IT and the NASDAQ assume reinvestment of dividends. The graph uses the closing market price on December 7, 2021 of $9.84 per share as the initial value of our Class A Common Stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock.

	12/7/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022

Vacasa, Inc.	$100.00	$84.55	$84.04	$29.27	$31.20	$12.80
S&P 500 IT	100.00	100.54	92.14	73.49	68.93	72.20
NASDAQ	100.00	99.10	90.08	69.86	66.99	66.30

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

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes. Discussion regarding our financial condition and results of operations for the year ended December 31, 2021, including comparisons with the year ended December 31, 2020, is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 21, 2022.

Overview

We are the leading vacation rental management platform in North America with over six million Nights Sold in the fiscal year ended December 31, 2022. Our integrated technology and operations platform is designed to optimize vacation rental income and home care for homeowners, offer guests a seamless, reliable and high-quality experience, and provide distribution partners with a variety of home listings.

As a vertically-integrated property manager, we act as an agent on behalf of our homeowners, which allows us to avoid the capital limitations of owning the underlying real estate. We manage all aspects of the vacation rental experience for homeowners, from listing creation and multi-channel distribution to pricing, marketing optimization and end-to-end property care. We collect nightly rent on behalf of homeowners and earn the majority of our revenue from homeowner commissions and service fees paid by guests and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website or app or through our distribution partners. We also earn revenue from home care solutions offered directly to our homeowners, such as home improvement and repair services for a separately agreed upon fee and from providing real estate brokerage services and residential management services to community and homeowner associations. Our listings are predominantly exclusive to us, and we are able to capture nearly all of the bookings for properties on our platform and a greater portion of each transaction.

Since our inception, we have focused primarily on the supply side of the market and on growing our homeowner base. Booking channels such as Airbnb, Booking.com, and Vrbo have historically had more focus on the demand side of the market and collectively drive hundreds of millions of site visits each month. Through our integrated technology and operations platform, we unlock new supply and increase the availability of vacation rental home listings for guests to discover and book. Our comprehensive set of capabilities, enabled by technology, is designed to remove barriers to renting vacation and second homes by solving critical challenges for homeowners, such as listing creation and merchandising, pricing optimization, multi-channel distribution and demand generation, home care, insights and analytics, smart home technology, and customer support.

We have a multi-pronged supply acquisition strategy, which includes expanding the number of vacation rental properties listed on our platform through individual additions, portfolio transactions and strategic acquisitions. Our individual approach onboards individual vacation rental properties through our direct sales force. We utilize proprietary and industry data, along with marketing and advertising strategies, to maintain a homeowner lead database and strategically deploy our sales representatives to target these new homeowner leads. We engage in portfolio transactions and strategic acquisitions to onboard multiple homes in a single transaction. Our portfolio approach identifies, targets and onboards portfolios of homes already being professionally managed by local property managers. We have also completed strategic acquisitions consisting of our acquisitions of Wyndham Vacation Rentals and TurnKey, both of which contributed to our supply growth. Portfolio transactions and strategic acquisitions are accounted for as business combinations. We will continue to selectively review portfolio and strategic acquisitions, but expect to meaningfully reduce the amount of capital we allocate to such programs.

Homeowners on our platform typically enter into standardized, evergreen contractual arrangements with Vacasa and pay us a commission rate on rent to support the services we provide for them. The homes on our platform are generally exclusive to Vacasa, meaning that every booking for these homes must be coordinated through Vacasa.

We generate bookings by distributing our vacation rental home listings to guests through our direct channel, which includes vacasa.com and our mobile app, and across online distribution channels, including Airbnb, Booking.com, and Vrbo. In fiscal years 2022, 2021, and 2020, we generated approximately 30%, 30%, and 35%, respectively, of our GBV through our vacasa.com website and our mobile app and 70%, 70%, and 65%, respectively, of our GBV through our distribution partners. Our guest acquisition strategy for our direct channel is focused on attracting high intent visitors to our platform through search engine optimization, direct traffic, email, and performance marketing channels. When bookings occur through our distribution partners, we pay listing fees for demand generated through these channels.

We deploy local operations teams across the over 500 destinations in which we operate. In some cases, an operating market encompasses more than one destination. These operations teams are critical to our vertically-integrated business model and our ability to attract and onboard new homeowners, deliver a differentiated experience to homeowners and guests, including managing home care, maintenance and support through a single team.

Recent Developments

Workforce Reduction Plan

On January 23, 2023, the Board of Directors of the Company approved a workforce reduction plan (the “Plan”) designed to align the Company’s expected cost base with its 2023 strategic and operating priorities. The Plan includes the elimination of approximately 1,300 positions across the Company, in both its local operations teams and central teams, representing approximately 17% of the workforce.

The Company estimates the aggregate pre-tax costs associated with the Plan to be approximately $5 million, primarily consisting of severance payments of approximately $4 million and employee benefits and related costs of approximately $1 million. The Company expects to incur substantially all of these charges in the first and second quarter of 2023. All of these costs will result in future cash expenditures. The Company expects the reduction in force to be substantially complete by the second quarter of 2023. The estimates of costs and expenses that the Company expects to incur in connection with the Plan are subject to a number of assumptions, and actual results may differ materially.

Leadership Updates

On August 22, 2022, the Board of Directors of the Company appointed Rob Greyber as Chief Executive Officer, effective September 6, 2022. Mr. Greyber succeeded Matt Roberts who ceased serving as the Company's Chief Executive Officer, effective September 6, 2022.

On February 1, 2023, the Board of Directors of the Company appointed John Banczak, the Company’s Chief Operating Officer, as the principal operating officer, effective February 6, 2023. Mr. Banczak succeeded Craig Smith, who ceased serving as the Company’s Chief Commercial Officer and principal operating officer, effective February 6, 2023.

Additionally, several other individuals have joined our leadership team throughout February 2023, including new appointees to the positions of Chief Commercial Officer, Chief Legal Officer, Chief Marketing Officer, and Chief Product and Technology Officer.

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

Impact of COVID-19 on our Business

Since early 2020, the world has been impacted by COVID-19. In an attempt to limit the spread of the virus, governments imposed various restrictions, including stay-at-home orders and travel advisories, most of which have been lifted. While COVID-19 and measures to prevent its spread have impacted our business in a number of ways, we believe that these impacts have largely diminished.

The full extent to which the COVID-19 pandemic will directly or indirectly impact us over the longer term remains uncertain and dependent on future developments that cannot be accurately predicted at this time, such as potential new strains and variants of the virus and their severity and transmission rates, the extent and effectiveness of any containment actions, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general and on our business. We have incurred and will continue to incur additional costs to address government regulations and the safety of our employees and guests.

Seasonality

Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate has unique seasonality, events, and weather that can increase or decrease demand for our offerings. Certain holidays can have an impact on our revenue by increasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, our second and third quarters have higher revenue due to increased Nights Sold. Our Gross Booking Value ("GBV") typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our hourly staffing to handle increased activity on our platform in those periods. See additional information about GBV and Nights Sold under the "Key Business Metrics and Non-GAAP Financial Measures" heading below.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for these periods. The period to period comparisons of our historical results are not necessarily indicative of our results that may be expected in the future.

	Year Ended December 31,

	2022	2021	2020
	(in thousands)

Revenue	$1,187,950	$889,058	$491,760
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below(1)	564,373	440,753	256,086
Operations and support(1)	264,068	186,984	116,192
Technology and development(1)	68,344	48,709	27,030
Sales and marketing(1)	247,167	187,904	79,971
General and administrative(1)	107,624	88,835	57,587
Depreciation	21,706	17,110	15,483
Amortization of intangible assets	61,629	44,163	18,817
Impairment of goodwill	243,991	—	—
Total operating costs and expenses	1,578,902	1,014,458	571,166
Loss from operations	(390,952)	(125,400)	(79,406)
Interest income	1,991	36	385
Interest expense	(2,576)	(31,723)	(7,907)
Other income (expense), net	60,410	3,280	(5,725)
Loss before income taxes	(331,127)	(153,807)	(92,653)
Income tax benefit (expense)	(1,022)	(784)	315
Net loss	$(332,149)	$(154,591)	$(92,338)

(1) Includes equity-based compensation as follows:

	Year Ended December 31,

	2022	2021	2020
	(in thousands)
Cost of revenue	$1,025	$113	$—
Operations and support	5,931	2,574	252
Technology and development	5,733	3,032	641
Sales and marketing	5,554	8,270	372
General and administrative	15,927	12,989	2,084
Total equity-based compensation expense	$34,170	$26,978	$3,349

	Year Ended December 31,

	2022	2021	2020
Revenue	100%	100%	100%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	48%	50%	52%
Operations and support	22%	21%	24%
Technology and development	6%	5%	5%
Sales and marketing	21%	21%	16%
General and administrative	9%	10%	12%
Depreciation	2%	2%	3%
Amortization of intangible assets	5%	5%	4%
Impairment of goodwill	21%	—%	—%
Total operating costs and expenses	133%	114%	116%
Loss from operations	(33)%	(14)%	(16)%
Interest income	—%	—%	—%
Interest expense	—%	(4)%	(2)%
Other income (expense), net	5%	—%	(1)%
Loss before income taxes	(28)%	(17)%	(19)%
Income tax benefit (expense)	—%	—%	—%
Net loss	(28)%	(17)%	(19)%

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,			2021 to 2022

	2022	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenue	$1,187,950	$889,058	$491,760	$298,892	34%

Our revenue is primarily generated from our vacation rental platform in which we generally act as the exclusive agent on the homeowners’ behalf to facilitate the reservation transaction between guests and homeowners. We collect nightly rent from guests on behalf of homeowners, and earn the majority of our revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website, app, or through our distribution partners. We also earn revenue from home care solutions provided directly to our homeowner, such as home maintenance and improvement services, linen and towel supply programs, supplemental housekeeping services, and other related services, for a separately agreed-upon fee.

In the event a booked reservation is cancelled, we may offer a refund or a future stay credit up to the value of the booked reservation. In certain instances, we may also offer a refund related to a completed stay. We account for refunds as a reduction of revenue. Future stay credits are recognized as a liability on our consolidated balance sheets. Revenue from future stay credits is recognized when redeemed by guests, net of the portion of the booking attributable to funds payable to owners and hospitality and sales taxes payable. We estimate the portion of future stay credits that will not be redeemed by guests and recognize these amounts as breakage revenue in proportion to the expected pattern of redemption or upon expiration. Through December 31, 2021, we did not recognize any breakage revenue associated with future stay credits, and no future stay credits had yet reached their expiration date. For the year ended December 31, 2022, the Company recognized breakage revenue of $16.0 million, of which $11.1 million related to expirations that occurred during the first quarter of 2022 and $4.9 million related to actual and expected breakage associated with future stay credits expiring in later periods.

In addition to our vacation rental platform, we provide other offerings such as real estate brokerage services and residential management services to community and homeowner associations. The purpose of these services is to attract and retain homeowners as customers of our vacation rental platform. We expect to wind down our real estate brokerage services by the second quarter of 2023. These brokerage services represented approximately 2% of total revenue for the year ended December 31, 2022. We will continue to retain real estate brokerage licenses, where required, in order to facilitate our property management services.

Revenue increased by $298.9 million, or 34%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by an increase of $300.7 million, or 36%, in our vacation rental platform revenue, including $16.0 million related to the recognition of breakage revenue associated with future stay credits. The increase in vacation rental platform revenue was mostly driven by a combination of more Nights Sold and higher GBV per Night Sold in the year ended December 31, 2022, compared to the year ended December 31, 2021. Nights Sold increased 20%, primarily due to the increase in the number of homes added to our platform through our individual sales approach and portfolio additions during or after the year ended December 31, 2021, including as a result of our acquisition of TurnKey in 2021. GBV per Night Sold increased by 11%, primarily due to optimization of rates and fees, as well as the mix of homes rented on our platform.

Cost of revenue

	Year Ended December 31,			2021 to 2022

	2022	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$564,373	$440,753	$256,086	$123,620	28%
Percentage of revenue	47.5%	49.6%	52.1%

Cost of revenue, exclusive of depreciation and amortization, consists primarily of employee compensation costs, which include wages, benefits, and payroll taxes and outside service costs for housekeeping, home maintenance, payment processing fees for merchant fees and chargebacks, laundry expenses, housekeeping supplies, as well as fixed rent payments on certain owner contracts. Cost of revenue also includes costs associated with our real estate brokerage services and residential management services to community and homeowner associations. We expect to wind down our real estate brokerage services by the second quarter of 2023. These brokerage services represented approximately 3% of total cost of revenue for the year ended December 31, 2022.

Cost of revenue increased by $123.6 million, or 28%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a $66.6 million increase in personnel-related expenses related to housekeeping, a $46.5 million increase in expenses related to our home care solutions and home supplies, and a $9.6 million increase in payment processing costs.

We expect that cost of revenue as a percentage of revenue may fluctuate from period to period depending on the number of Nights Sold, Gross Booking Value per Night Sold, and our ability to realize operational efficiencies.

Operations and support

	Year Ended December 31,			2021 to 2022

	2022	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Operations and support	$264,068	$186,984	$116,192	$77,084	41%
Percentage of revenue	22.2%	21.0%	23.6%

Operations and support costs consist primarily of compensation costs, which include wages, benefits, payroll taxes, and equity-based compensation, for employees that support our local operations. The costs also included the cost of call center customer support, rent expense for local operations, and the allocation of facilities and certain corporate costs.

Operations and support costs increased by $77.1 million, or 41%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a $71.6 million increase in personnel-related expenses in our field operations, central operations, and customer experience teams, primarily driven by increased headcount.

We expect that operations and support costs as a percent of revenue may fluctuate from period to period depending on the number of homes we manage and the number of destinations we operate in, the number of Nights Sold, and our ability to realize operational efficiencies.

Technology and development

	Year Ended December 31,			2021 to 2022

	2022	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Technology and development	$68,344	$48,709	$27,030	$19,635	40%
Percentage of revenue	5.8%	5.5%	5.5%

Technology and development expenses consist primarily of cloud computing, software licensing and maintenance expense, and costs to support infrastructure, applications and overall monitoring and security of networks. Technology and development expenses also include wages, benefits, payroll taxes, and equity-based compensation, for salaried employees and payments to contractors, net of capitalized expenses, engaged in the design, development, maintenance and testing of our platform, including our websites, mobile applications, and other products. Capitalized costs are recorded as a reduction of our technology and development expenses and are capitalized as internal-use software within property and equipment on the consolidated balance sheets. These assets are depreciated over their estimated useful lives and are reported in depreciation on our consolidated statements of operations.

Technology and development expenses increased by $19.6 million, or 40%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a $10.2 million increase in software license and maintenance costs and a $9.0 million increase in personnel-related expenses, primarily driven by increased headcount.

We expect that, on an absolute dollar basis, changes in technology and development expenses will be primarily driven by headcount and software spend, which may fluctuate from period to period based on our business priorities.

Sales and marketing

	Year Ended December 31,			2021 to 2022

	2022	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$247,167	$187,904	$79,971	$59,263	32%
Percentage of revenue	20.8%	21.1%	16.3%

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

Sales and marketing expenses increased by $59.3 million, or 32%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to a $37.5 million increase in personnel-related expenses driven by increased headcount primarily among our sales force and a $24.4 million increase in listing fees paid to our distribution partners driven by a 33% increase in GBV. This was partially offset by a $2.1 million decrease in advertising to attract homeowners and guests to our platform.

We expect that, on an absolute dollar basis, changes in sales and marketing expenses will be primarily driven by headcount and advertising expense, which may fluctuate from period to period based on our business priorities, and payments to distribution partners for guest reservations, which will vary from period to period based on Gross Booking Value generated through our distribution partners.

General and administrative

	Year Ended December 31,			2021 to 2022

	2022	2021	2020	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$107,624	$88,835	$57,587	$18,789	21%
Percentage of revenue	9.1%	10.0%	11.7%

General and administrative expenses primarily consist of compensation costs, which includes wages, benefits, payroll taxes, and equity-based compensation for administrative employees, including finance and accounting, human resources, communications, and legal. General and administrative costs also include professional services fees, including accounting, legal and consulting expenses, rent expense for corporate facilities and storage, insurance premiums, and travel and entertainment expenses.

General and administrative expenses increased by $18.8 million, or 21%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a $22.4 million increase in personnel-related and professional services expenses, including those related to operating as a public company, and a $4.0 million increase in insurance expenses, partially offset by a $7.5 million decrease in costs related to the acquisition of TurnKey completed in fiscal 2021.

We expect that, on an absolute dollar basis, changes in general and administrative expenses will be primarily driven by headcount and professional fees, which may fluctuate from period to period depending on our business needs and priorities.

Depreciation and Amortization of intangible assets

	Year Ended December 31,			2021 to 2022

	2022	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Depreciation	$21,706	$17,110	$15,483	$4,596	27%
Percentage of revenue	1.8%	1.9%	3.1%
Amortization of intangible assets	$61,629	$44,163	$18,817	$17,466	40%
Percentage of revenue	5.2%	5.0%	3.8%

Depreciation expense consists of depreciation on capitalized internal-use software, furniture and fixtures, buildings and improvements, leasehold improvements, computer equipment, and vehicles.

Amortization of intangible assets expense consists of non-cash amortization expense of the acquired intangible assets, primarily homeowner contracts, which are amortized on a straight-line basis over their estimated useful lives.

Depreciation expense increased by $4.6 million, or 27%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to continued investment in our platform, including capitalized software to support our products and services.

Amortization of intangible assets increased by $17.5 million, or 40%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, due to the strategic acquisition of TurnKey during the second quarter of 2021 and recent portfolio additions.

We expect that depreciation and amortization expenses will vary on an absolute dollar basis depending on our level of investment in property and equipment and the rate at which we complete portfolio transactions and strategic acquisitions to support the growth in our business. We expect depreciation and amortization expenses as a percentage of revenue over the short-term will vary from period to period and decrease over the long term.

Impairment of Goodwill

	Year Ended December 31,			2021 to 2022

	2022	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Impairment of goodwill	$243,991	$—	$—	$243,991	NM(1)
Percentage of revenue	20.5%	—%	—%

(1) Not meaningful

Impairment of goodwill represents a non-cash impairment charge of $244.0 million recorded during the fourth quarter of fiscal 2022, as it was determined that the fair value of our single reporting unit was below the carrying amount of its net assets. Refer to Note 7, Intangible Assets, Net and Goodwill to the consolidated financial statements for more information.

Interest income, Interest expense and Other income (expense), net

	Year Ended December 31,			2021 to 2022

	2022	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Interest income	$1,991	$36	$385	$1,955	5,431%
Percentage of revenue	0.2%	—%	0.1%
Interest expense	$(2,576)	$(31,723)	$(7,907)	$29,147	(92)%
Percentage of revenue	(0.2)%	(3.6)%	(1.6)%
Other income (expense), net	$60,410	$3,280	$(5,725)	$57,130	1,742%
Percentage of revenue	5.1%	0.4%	(1.2)%

Interest income consists primarily of interest earned on our cash and cash equivalents. Interest income increased by $2.0 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in interest income is primarily due to higher prevailing interest rates during 2022, compared to 2021, and investing a greater proportion of our cash and cash equivalents into money market funds.

Interest expense consists primarily of interest payable and the amortization of deferred financing costs related to our outstanding debt arrangements. In May 2020, we issued the D-1 Convertible Notes. While the D-1 Convertible Notes were outstanding, we accrued cash interest and paid-in-kind interest at 3% and 7% per annum, respectively. In connection with the Reverse Recapitalization on December 6, 2021, the D-1 Convertible Notes converted into equity interests and are no longer outstanding.

Interest expense decreased by $29.1 million, or 92%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the conversion of the D-1 Convertible Notes into equity interests during 2021. As a result, we did not incur any interest for these notes during the year ended December 31, 2022. In connection with this conversion, the Company also recorded incremental interest expense of $19.6 million during 2021. Refer to Note 10, Debt to the consolidated financial statements for more information.

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

Other income, net increased by $57.1 million, or 1,742%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. For the year ended December 31, 2022, other income, net, was primarily due to a $56.4 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock. For the year ended December 31, 2021, other income, net, was driven by a $14.3 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock, partially offset by an increase in the fair value of Vacasa Holdings common unit warrant derivative liabilities of $11.5 million. In connection with the Reverse Recapitalization on December 6, 2021, the Vacasa Holdings warrant derivative liabilities were net exercised and are no longer outstanding.

Key Business Metrics and Non-GAAP Financial Measures

We collect and analyze key business metrics, including Gross Booking Value ("GBV"), Nights Sold, and GBV per Night Sold, as well as non-GAAP financial measures to assess our performance. In addition to revenue, net loss, loss from operations, and other results under GAAP, we use non-GAAP financial measures, including Adjusted EBITDA, Non-GAAP cost of revenue, Non-GAAP operations and support expense, Non-GAAP technology and development expense, Non-GAAP sales and marketing expense, and Non-GAAP general and administrative expense (collectively, the "Non-GAAP Financial Measures") to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We provide a reconciliation below of the Non-GAAP Financial Measures to their most directly comparable GAAP financial measures.

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
•these measures exclude equity-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;
•Adjusted EBITDA and Non-GAAP general and administrative expense do not include one-time costs related to strategic business combinations;
•these measures do not reflect costs related to restructuring programs;
•these measures do not reflect our tax expense or the cash required to pay our taxes; and
•with respect to Adjusted EBITDA, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and such measures do not reflect any cash requirements for such replacements.

In the future, we may incur expenses or charges such as those being adjusted in the calculation of these Non-GAAP Financial Measures. Our presentation of these Non-GAAP Financial Measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items, and our Non-GAAP Financial Measures may be calculated differently from similarly titled metrics or measures presented by other companies.

	Year Ended December 31,			2021 to 2022

	2022	2021	2020	$ Change	% Change
	(in thousands, except GBV per Night Sold)
Gross Booking Value ("GBV")	$2,555,195	$1,915,591	$935,447	$639,604	33%
Nights Sold	6,195	5,165	3,005	1,030	20%
GBV per Night Sold	$412	$371	$311	$41	11%

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

Growth in GBV reflects our ability to attract homeowners through individual additions, portfolio transactions or strategic acquisitions, retain homeowners and guests, and optimize the availability and sale throughput of nights. Growth in GBV also reflects growth in Nights Sold and the pricing of rents, fees, and estimated taxes paid by guests.

In the year ended December 31, 2022, GBV increased to $2,555.2 million, a 33% increase compared to the year ended December 31, 2021. The increase was primarily driven by the growth of new homes on our platform and Nights Sold and the optimization of rates and fees, which led to an increase in the GBV per Night Sold.

We experience seasonality in our GBV that is consistent with the seasonality of Nights Sold as described below. Future changes in GBV will be determined by the number of homes we add to our platform and our ability to optimize pricing and throughput of the homes on our platform.

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

In the year ended December 31, 2022, Nights Sold increased to 6.2 million, a 20% increase compared to the year ended December 31, 2021. The increase in Nights Sold was primarily due to homes added to our platform through our individual sales approach and portfolio additions during or after the year ended December 31, 2021, including as a result of our acquisition of TurnKey in 2021.

Future changes in Nights Sold will be determined by changes to the number of homes on our platform and how we optimize the combination of pricing and throughput of the homes on our platform.

Gross Booking Value per Night Sold

GBV per Night Sold represents the dollar value of each night stayed by guests on our platform in a given period. GBV per Night Sold reflects the pricing of rents, fees, and estimated taxes paid by guests.

In the year ended December 31, 2022, GBV per Night Sold increased to $412, an 11% increase compared to the year ended December 31, 2021. The increase in GBV per Night Sold was primarily driven by optimization of rates and fees, as well as the mix of homes rented on our platform.

There is a strong relationship between GBV and Nights Sold, and these two variables are managed in concert with one another. Our pricing algorithms are continually evaluating the trade-offs between price and occupancy to seek to optimize the mix of Nights Sold and GBV per Night Sold. Future changes in GBV per Night Sold will be determined by how we optimize the combination of pricing and throughput of the homes on our platform.

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) excluding: (1) depreciation and acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable; (2) interest income and expense; (3) any other income or expense not earned or incurred during our normal course of business; (4) any income tax benefit or expense; (5) equity-based compensation costs; (6) one-time costs related to strategic business combinations; and (7) restructuring costs. We believe this measure is useful for analysts and investors as this measure allows for more meaningful period-to-period comparison of our business performance. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature or the amount and timing of these items is unpredictable or one-time in nature, not driven by the performance of our core business operations and renders comparisons with prior periods less meaningful. Adjusted EBITDA as a percentage of Revenue is calculated by dividing Adjusted EBITDA for a period by Revenue for the same period.

Seasonal trends in our Nights Sold impact Adjusted EBITDA for any given quarter. Typically, the second and third quarters of the year have higher Adjusted EBITDA and Adjusted EBITDA as a percentage of revenue, as fixed costs are allocated across a larger number of guest reservations. We expect Adjusted EBITDA and Adjusted EBITDA as a percentage of revenue to fluctuate in the near term due to this seasonality and improve over the medium to long term as we achieve operating leverage from scale and density.

Adjusted EBITDA was $(27.5) million for the year ended December 31, 2022, compared to $(28.5) million for the year ended December 31, 2021. The favorable change in Adjusted EBITDA is a reflection of the changes in our revenue, operating costs, and expenses, as discussed above. Adjusted EBITDA as a percentage of Revenue was (2)% for the year ended December 31, 2022, compared to (3)% for the year ended December 31, 2021.

The following table reconciles net loss to Adjusted EBITDA:

	Year Ended December 31,

	2022	2021	2020
	(in thousands, except percentages)
Net loss	$(332,149)	$(154,591)	$(92,338)
Add back:
Depreciation and amortization of intangible assets	83,335	61,273	34,300
Impairment of goodwill	243,991	—	—
Interest income	(1,991)	(36)	(385)
Interest expense	2,576	31,723	7,907
Other income (expense), net	(60,410)	(3,280)	5,725
Income tax benefit (expense)	1,022	784	(315)
Equity-based compensation	34,170	26,978	3,349
Business combination costs(1)	601	8,382	—
Restructuring(2)	1,379	250	6,805
Adjusted EBITDA	$(27,476)	$(28,517)	$(34,952)
Adjusted EBITDA as a percentage of Revenue	(2)%	(3)%	(7)%

(1) Represents third-party costs associated with the strategic acquisition of TurnKey and third-party costs associated with our Reverse Recapitalization.

(2) For 2022, these costs are associated with a workforce reduction primarily in our corporate functions that occurred in the fourth quarter. For 2021 and 2020, these costs represent a reorganization and workforce reductions in response to the COVID-19 pandemic and costs associated with the wind-down of a significant portion of our international operations.

Non-GAAP Operating Expenses

We calculate Non-GAAP cost of revenue, Non-GAAP operations and support expense, Non-GAAP technology and development expense, and Non-GAAP sales and marketing expense by excluding the non-cash expenses arising from the grant of equity-based awards and restructuring costs. We calculate Non-GAAP General and administrative expense by excluding the non-cash expenses arising from the grant of equity-based awards, one-time costs related to strategic business combinations, and restructuring costs.

	Year Ended December 31,

	2022	2021	2020
	(in thousands)
Cost of revenue	$564,373	$440,753	$256,086
Less: equity-based compensation	(1,025)	(113)	—
Less: restructuring(1)	(45)	—	(517)
Non-GAAP cost of revenue	$563,303	$440,640	$255,569

Operations and support	$264,068	$186,984	$116,192
Less: equity-based compensation	(5,931)	(2,574)	(252)
Less: restructuring(1)	(382)	—	(1,613)
Non-GAAP operations and support	$257,755	$184,410	$114,327

Technology and development	$68,344	$48,709	$27,030
Less: equity-based compensation	(5,733)	(3,032)	(641)
Less: restructuring(1)	(327)	—	(1,040)
Non-GAAP technology and development	$62,284	$45,677	$25,349

Sales and marketing	$247,167	$187,904	$79,971
Less: equity-based compensation	(5,554)	(8,270)	(372)
Less: restructuring(1)	(487)	—	(1,187)
Non-GAAP sales and marketing	$241,126	$179,634	$78,412

General and administrative	$107,624	$88,835	$57,587
Less: equity-based compensation	(15,927)	(12,989)	(2,084)
Less: business combination costs(2)	(601)	(8,382)	—
Less: restructuring(1)	(138)	(250)	(2,448)
Non-GAAP general and administrative	$90,958	$67,214	$53,055

(1) For 2022, these costs are associated with a workforce reduction primarily in our corporate functions that occurred in the fourth quarter. For 2021 and 2020, these costs represent a reorganization and workforce reductions in response to the COVID-19 pandemic and costs associated with the wind-down of a significant portion of our international operations.

(2) Represents third-party costs associated with the strategic acquisition of TurnKey and third-party costs associated with our Reverse Recapitalization.

Liquidity and Capital Resources

Since our founding, our principal sources of liquidity have been from proceeds we have received through the issuance of equity and debt financing. We have incurred significant operating losses and generated negative cash flows from operations as we have invested to support the growth of our business. To execute on our strategic initiatives, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. These capital resources may be obtained through additional equity offerings, which will dilute the ownership of our existing stockholders, or debt financings, which may contain covenants that restrict the operations of our business. In the event that additional financing is required from outside sources, we may not be able to raise the financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

As of December 31, 2022, we had cash and cash equivalents of $157.8 million. In addition, as of December 31, 2022, $81.6 million was available for borrowing under our Revolving Credit Facility (as defined below). Our primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures and other general corporate purposes. In addition, following the Reverse Recapitalization, we expect to need cash to make payments under the Tax Receivable Agreement. We expect our operations will continue to be financed primarily by equity offerings, debt financing, and cash and cash equivalents. We believe our existing sources of liquidity will be sufficient to fund operations, working capital requirements, capital expenditures, and debt service obligations for at least the next 12 months.

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

Revolving Credit Facility

In October 2021, we entered into a credit agreement, which, as subsequently amended in December 2021 (as amended, the "Credit Agreement"), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million ("Revolving Credit Facility"). The Revolving Credit Facility includes a sub-facility for letters of credit in an aggregate face amount of $40.0 million, which reduces borrowing availability under the Revolving Credit Facility. As of December 31, 2022, there were no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2022, $23.4 million of letters of credit were issued under the Revolving Credit Facility, and $81.6 million was available for borrowings.

Borrowings under the Revolving Credit Facility are subject to interest, determined as follows:

•Alternate Base Rate ("ABR") borrowings accrue interest at a rate per annum equal to the ABR plus a margin of 1.50%. The ABR is equal to the greatest of (i) the Prime Rate, (ii) the New York Federal Reserve Bank Rate plus 0.50%, and (iii) the Adjusted London Interbank Offered ("LIBO") Rate for a one-month interest period plus 1.0%, subject to a 1.0% floor.
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,

	2022	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$(51,907)	$63,265	$(2,427)
Net cash used in investing activities	(108,175)	(114,633)	(12,671)
Net cash provided by (used in) financing activities	(39,067)	279,611	96,462
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(327)	(119)	159
Net increase (decrease) in cash, cash equivalents and restricted cash	$(199,476)	$228,124	$81,523

Operating Activities

Net cash used in operating activities was $51.9 million for the year ended December 31, 2022, primarily due to a net loss of $332.1 million, partially offset by $307.4 million of non-cash items related to depreciation, amortization of intangible assets, impairment of goodwill, reduction in the carrying amount of operating lease right-of-use assets, fair value adjustment on derivative liabilities, and equity-based compensation expense. Additional uses of cash flows resulted from changes in working capital, including a $42.7 million increase in prepaid expense and other assets, a $34.6 million decrease in funds payable to owners, a $17.2 million decrease in deferred revenue and future stay credits, and a $3.4 million decrease in hospitality and sales taxes payable, partially offset by an $83.2 million decrease in accounts receivable driven by the settlement of amounts owed by the prior owners of acquired businesses managed under transition services agreements.

Net cash provided by operating activities was $63.3 million for the year ended December 31, 2021, primarily due to a net loss of $154.6 million, partially offset by $117.6 million of non-cash items related to depreciation, amortization of intangible assets, fair value adjustment on derivative liabilities, non-cash interest expense, and equity-based compensation expense. Additional sources of cash flows resulted from changes in working capital, including a $40.2 million increase in funds payable to owners and a $11.1 million increase in hospitality and sales taxes payable as a result of increased bookings on our platform, partially offset by a $3.6 million increase in deferred revenue and future stay credits.

Investing Activities

Our primary investing activities include cash paid for business combinations, capitalized internally developed software, and purchases of property and equipment.

Net cash used in investing activities was $108.2 million for the year ended December 31, 2022, primarily due to $89.5 million of cash paid for business combinations, net of cash and restricted cash acquired, $9.8 million of cash paid for capitalized internally developed software costs, and $8.8 million of cash paid for purchases of property and equipment.

Net cash used in investing activities was $114.6 million for the year ended December 31, 2021, primarily due to $103.4 million of net cash paid to purchase businesses acquired, $5.9 million of cash paid for purchases of property and equipment, and $5.4 million of cash paid for capitalized internally developed software costs.

Financing Activities

Our primary financing activities have come from the proceeds from our Reverse Recapitalization in 2021 and issuance of senior secured convertible notes in 2020. These proceeds were partially offset by cash payments for contingent consideration and deferred payments to sellers in connection with business combinations to grow the number of homes under management in new and adjacent markets served.

Net cash used in financing activities was $39.1 million for the year ended December 31, 2022, primarily attributable to $38.0 million of financing-related cash payments for business combinations.

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

Material Cash Requirements from Contractual and Other Obligations

As of December 31, 2022, our material cash requirements for our known contractual and other obligations were as follows:

•Operating Leases – We enter into various non-cancelable lease agreements primarily related to certain field and corporate office facilities. Future minimum lease payments to be made under non-cancelable operating leases with an initial or remaining term greater than one year were $35.5 million, with $11.2 million payable within 12 months. See Note 8, Leases to our consolidated financial statements for further detail of our obligations and the timing of expected future payments.

•Acquisition Liabilities – In connection with our portfolio transactions, accounted for as business combinations, we record acquisition-related liabilities, if applicable, for any contingent consideration or deferred payments to the seller. Our total acquisition liabilities were $41.3 million, with $25.1 million payable within 12 months.

•Information Technology Service Agreements – Information technology service agreements represent outsourced services and licensing costs pursuant to our information technology agreements. We had contractual payments for these agreements of $21.5 million, with $15.3 million payable within 12 months.

•Revolving Credit Facility – In October 2021, we entered into the Revolving Credit Facility, which, as subsequently amended in December 2021, provides for borrowings in an aggregate principal amount of up to $105.0 million, which amount may be borrowed and repaid from time to time. As of December 31, 2022, there were no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2022, there were letters of credit of $23.4 million issued under the Revolving Credit Facility, and $81.6 million was available for borrowings. See "Liquidity and Capital Resources — Revolving Credit Facility” for additional information.

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

Impairment of Goodwill

Description

As discussed in Note 7, Intangible Assets, Net and Goodwill to our consolidated financial statements, we performed a quantitative goodwill impairment assessment as of December 31, 2022, which resulted in goodwill impairment charges of $244.0 million. The fair value estimate of our single reporting unit was derived from a combination of an income approach and a market approach. Under the income approach, we estimated the fair value of the reporting unit based on the present value of estimated future cash flows. We prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. We based the discount rate on the weighted-average cost of capital considering company-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimated the fair value of the reporting unit based on revenue market multiples derived from comparable publicly traded companies with similar characteristics as the reporting unit, as well as an estimated control premium.

Judgments and Uncertainties

Revenue growth rates, operating profit margins, and the discount rate applied were the significant assumptions used in the income approach used to determine the fair value of our single reporting unit. The forecasted 2023 revenue growth rate, comparable publicly traded companies selected, and estimated control premium were the significant assumptions used in the market approach. The concluded fair value of our single reporting unit, based on a combination of the income and market approach, was reconciled to our market capitalization. The excess of the concluded fair value over our market capitalization represents an implied control premium, which we reviewed for reasonableness by comparison to observed transaction premiums, premium studies, and consideration of specific attributes of the Company.

Effect if Actual Results Differ from Assumptions

The goodwill impairment assessment performed as of December 31, 2022 was the first quantitative assessment of the fair value of the Company's single reporting unit that has been performed during the last three years. A 100 basis point decrease to the implied control premium would increase impairment of goodwill by $5.0 million.

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

Judgments and Uncertainties

Revenue growth rates, homeowner retention rates, operating profit margins, and the discount rate applied are the significant assumptions used in the multi-period excess earnings method to determine the fair value of homeowner contracts. These estimates are influenced by many factors, including historical financial information and management's expectations for future growth.

Effect if Actual Results Differ from Assumptions

We have not made any changes in the accounting methodology used to determine the fair value of homeowner contracts during the last three years.

During the year ended December 31, 2022, we acquired homeowner contracts valued at $56.4 million. A 10% increase in the calculated fair value of these homeowner contracts would increase amortization expense by $0.7 million during fiscal year 2022 and by $1.1 million annually during each full year remaining in their useful life.

During the year ended December 31, 2021, we acquired homeowner contracts valued at $172.6 million. A 10% increase in the calculated fair value of these homeowner contracts would have increased amortization expense by $2.1 million during fiscal year 2021 and by $3.5 million annually during each full year remaining in their useful life.

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

To determine the fair value of our equity units, we engaged a third-party valuation expert. We first determined our business enterprise value ("BEV") and then allocated that equity fair value to our redeemable convertible preferred units, common units and common unit equivalents. We estimated our BEV primarily using a market approach, which is a generally accepted valuation approach. The market approach measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets, and in our case, focused on comparing our business to a group of its peer companies. In applying this method, valuation multiples are derived from historical and forecasted operating data of the peer company group. We then apply the multiples to our operating data (i.e. revenue and EBITDA) to arrive at a range of indicated values of our Company.

At each valuation date, once the BEV for the business was determined, the equity value was allocated to each of our redeemable convertible preferred units, common units and common unit equivalents, using one of the following methods: (1) the option pricing method ("OPM"); (2) a probability weighted expected return method ("PWERM"); or (3) the hybrid method, which is a hybrid between the OPM and PWERM methods.

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

On July 28, 2021, the Company entered into the Business Combination Agreement to become a publicly traded company through a business combination with TPG Pace Solutions Corp., a special purpose acquisition company. The Business Combination Agreement provided management with a Company-specific indication of fair value of our equity units. This substantially reduced our need to rely on many of the subjective factors described above.

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

JOBS Act Accounting Election

We meet the definition of an emerging growth company under the JOBS Act, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As of January 1, 2022, we elected to irrevocably opt out of the extended transition period.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risks in connection with our business, which primarily relate to inflation and fluctuations in interest rates.

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

Our cash and cash equivalents primarily consist of cash deposits and marketable securities. We do not enter into investments for trading or speculative purposes. Because our cash equivalents generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of December 31, 2022.

As we do not have any borrowing under our Revolving Credit Facility as of December 31, 2022, we are not currently exposed to the risk related to fluctuations in interest rates to the extent the ABR exceeds the floor.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Vacasa, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vacasa, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, cash flows, and equity (deficit) for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of Accounting Standard Update No. 2016-02 Leases (Topic 842), and related amendments.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Portland, Oregon
March 14, 2023

Vacasa, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	As of December 31,

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$157,810	$353,842
Restricted cash	161,850	165,294
Accounts receivable, net	17,204	48,989
Prepaid expenses and other current assets	44,499	19,325
Total current assets	381,363	587,450
Property and equipment, net	65,543	67,186
Intangible assets, net	214,851	216,499
Goodwill	585,205	754,506
Other long-term assets	58,622	11,269
Total assets	$1,305,584	$1,636,910
Liabilities, Temporary Equity, and Equity (Deficit)
Current liabilities:
Accounts payable	$35,383	$34,786
Funds payable to owners	228,758	214,301
Hospitality and sales taxes payable	52,217	46,958
Deferred revenue	124,969	107,252
Future stay credits	3,369	30,995
Accrued expenses and other current liabilities	85,833	71,833
Total current liabilities	530,529	506,125
Long-term debt, net of current portion	125	512
Other long-term liabilities	54,987	112,123
Total liabilities	$585,641	$618,760
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	306,943	1,770,096
Equity (Deficit):
Class A Common Stock, par value $0.00001, 1,000,000,000 shares authorized; 236,390,230 and 214,793,795 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	24	21
Class B Common Stock, par value $0.00001, 487,276,085 shares authorized; 197,445,231 and 212,751,977 shares issued and outstanding as of December 31, 2022 and 2021 respectively.	20	21
Additional paid-in capital	1,355,139	—
Accumulated deficit	(942,185)	(751,929)
Accumulated other comprehensive loss	2	(59)
Total equity (deficit)	413,000	(751,946)
Total liabilities, temporary equity, and equity (deficit)	$1,305,584	$1,636,910

The accompanying notes are an integral part of these consolidated financial statements.

Vacasa, Inc.
Consolidated Statements of Operations
(in thousands except per share data)

	Year Ended December 31,

	2022	2021	2020
Revenue	$1,187,950	$889,058	$491,760
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	564,373	440,753	256,086
Operations and support	264,068	186,984	116,192
Technology and development	68,344	48,709	27,030
Sales and marketing	247,167	187,904	79,971
General and administrative	107,624	88,835	57,587
Depreciation	21,706	17,110	15,483
Amortization of intangible assets	61,629	44,163	18,817
Impairment of goodwill	243,991	—	—
Total operating costs and expenses	1,578,902	1,014,458	571,166
Loss from operations	(390,952)	(125,400)	(79,406)
Interest income	1,991	36	385
Interest expense	(2,576)	(31,723)	(7,907)
Other income (expense), net	60,410	3,280	(5,725)
Loss before income taxes	(331,127)	(153,807)	(92,653)
Income tax benefit (expense)	(1,022)	(784)	315
Net loss	$(332,149)	$(154,591)	$(92,338)
Loss attributable to remeasurement of redeemable convertible preferred units	—	(426,101)	(202,433)
Net loss including remeasurement of redeemable convertible preferred units	(332,149)	(580,692)	(294,771)
Less: Net loss including remeasurement of redeemable convertible preferred units prior to Reverse Recapitalization	—	(555,437)	(294,771)
Less: Net loss attributable to redeemable noncontrolling interests	(154,251)	(12,558)	—
Net loss attributable to Class A Common Stockholders	$(177,898)	$(12,697)	$—
Net loss per share of Class A Common Stock(1):
Basic and diluted	$(0.80)	$(0.06)	N/A
Weighted-average shares of Class A Common Stock used to compute net loss per share(1):
Basic and diluted	223,423	214,794	N/A

(1) Basic and diluted net loss per share of Class A Common Stock is applicable only for periods subsequent to December 6, 2021, which is the date of the Reverse Recapitalization (as defined in Note 3, Reverse Recapitalization). Basic and diluted loss per share of Class A Common Stock for the year ended December 31, 2021 represents only the period of December 6, 2021 to December 31, 2021. See also Note 15, Net Loss Per Share.

The accompanying notes are an integral part of these consolidated financial statements.

Vacasa, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,

	2022	2021	2020
Net loss	$(332,149)	$(154,591)	$(92,338)
Foreign currency translation adjustments	5	(358)	(313)
Total comprehensive loss	$(332,144)	$(154,949)	$(92,651)
Less: Comprehensive loss prior to Reverse Recapitalization	—	(129,720)	(92,651)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(154,307)	(12,545)	—
Total comprehensive loss attributable to Class A Common Stockholders	$(177,837)	$(12,684)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Vacasa, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2022	2021	2020
Cash from operating activities:
Net loss	$(332,149)	$(154,591)	$(92,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Credit loss expense	5,409	4,689	6,403
Depreciation	21,706	17,110	15,483
Amortization of intangible assets	61,629	44,163	18,817
Impairment of goodwill	243,991	—	—
Future stay credit breakage	(15,993)	—	—
Reduction in the carrying amount of right-of-use assets	12,589	—	—
Deferred income taxes	(2,082)	(55)	(556)
Other gains and losses	2,186	77	(36)
Fair value adjustment on derivative liabilities	(56,437)	(2,889)	6,636
Non-cash interest expense	216	27,496	5,145
Equity-based compensation expense	34,170	26,978	3,349
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	83,152	35,400	2,295
Prepaid expenses and other assets	(42,660)	(6,178)	13,384
Accounts payable	(6,639)	8,288	(3,491)
Funds payable to owners	(34,636)	40,199	(17,250)
Hospitality and sales taxes payable	(3,430)	11,076	3,952
Deferred revenue and future stay credits	(17,162)	3,576	24,980
Operating lease obligations	(10,722)	—	—
Accrued expenses and other liabilities	4,955	7,926	10,800
Net cash provided by (used in) operating activities	(51,907)	63,265	(2,427)
Cash from investing activities:
Purchases of property and equipment	(8,810)	(5,853)	(1,619)
Cash paid for internally developed software	(9,821)	(5,387)	(7,856)
Cash paid for business combinations, net of cash and restricted cash acquired	(89,544)	(103,393)	(3,519)
Other investing activities	—	—	323
Net cash used in investing activities	(108,175)	(114,633)	(12,671)
Cash from financing activities:
Proceeds from Reverse Recapitalization, net	—	302,638	—
Payments of Reverse Recapitalization costs	(459)	(7,937)	—
Cash paid for business combinations	(37,993)	(13,647)	(9,461)
Proceeds from issuance of long-term debt	—	—	115,931
Payments of long-term debt	(250)	(125)	(10,169)
Proceeds from exercise of stock options	213	—	—
Proceeds from issuance of preferred units, net of issuance costs	—	—	500
Proceeds from Employee Stock Purchase Program	1,492	—
Proceeds from borrowings on revolving credit facility	6,000	—	—
Repayment of borrowings on revolving credit facility	(6,000)	—	—
Repayment of financed insurance premiums	(307)	—	—
Other financing activities	(1,763)	(1,318)	(339)
Net cash provided by (used in) financing activities	(39,067)	279,611	96,462
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(327)	(119)	159
Net increase (decrease) in cash, cash equivalents and restricted cash	(199,476)	228,124	81,523
Cash, cash equivalents and restricted cash, beginning of period	519,136	291,012	209,489
Cash, cash equivalents and restricted cash, end of period	$319,660	$519,136	$291,012

Vacasa, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$824	$310	$188
Cash paid for interest	2,435	3,767	1,280

Supplemental disclosures of non-cash investing and financing activities:
Financed insurance premiums	$4,804	$—	$—
Issuance of common units for consideration in a business combination	—	573,800	—
Issuance of common stock in connection with conversion of D-1 Notes (See Note 10, Debt)	—	140,393	—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$157,810	$353,842	$218,484
Restricted cash	161,850	165,294	72,528
Total cash, cash equivalents and restricted cash	$319,660	$519,136	$291,012

The accompanying notes are an integral part of these consolidated financial statements.

Vacasa, Inc.
Consolidated Statements of Equity (Deficit)
(in thousands, except unit data)

	Redeemable Non-controlling Interests	Redeemable Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2019	$—	264,310,388	$565,005	176,824,152	$—	—	$—	—	$—	$—	$(285,669)	$554	$(285,115)
Issuance of Series C-1 redeemable convertible preferred units, net of issuance costs		270,387	500										—
Exercise of Series A preferred unit warrant		3,107,279	4,041										—
Equity-based compensation										3,349			3,349
Remeasurement of redeemable convertible preferred units			202,433							(3,349)	(199,084)		(202,433)
Foreign currency translation adjustments												(313)	(313)
Net Loss											(92,338)		(92,338)
Balance as of December 31, 2020	$—	267,688,054	$771,979	176,824,152	$—	—	$—	—	$—	$—	$(577,091)	$241	$(576,850)

Vacasa, Inc.
Consolidated Statements of Equity (Deficit)
(in thousands, except unit data)

	Redeemable Non-controlling Interests	Redeemable Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2020	$—	267,688,054	$771,979	176,824,152	$—	—	$—	—	$—	$—	$(577,091)	$241	$(576,850)
Issuance of common units for consideration in a business combination				161,518,057	—					573,800			573,800
Equity-based compensation prior to Reverse Recapitalization										6,863			6,863
Exercise of equity-based options				70,208	—					73			73
Remeasurement of redeemable convertible preferred units			426,101							(908)	(425,193)		(426,101)
Net exercise of common unit warrants				2,020,000	—								—
Foreign currency translation adjustments prior to Reverse Recapitalization												(384)	(384)
Net loss prior to Reverse Recapitalization											(129,336)		(129,336)
Effects of Reverse Recapitalization, net	508,737	(267,688,054)	(1,198,080)	(340,432,417)		214,793,795	21	212,393,793	21	503,719	562,630	71	1,066,462
Vesting of employee equity units	431							358,184		(431)			(431)
Equity-based compensation subsequent to the Reverse Recapitalization	534									19,581			19,581
Foreign currency translation adjustments subsequent to the Reverse Recapitalization	13											13	13
Net loss subsequent to Reverse Recapitalization	(12,558)										(12,697)		(12,697)
Adjustment of redeemable noncontrolling interest to redemption amount	1,272,939									(1,102,697)	(170,242)		(1,272,939)
Balance as of December 31, 2021	$1,770,096	—	$—	—	$—	214,793,795	$21	212,751,977	$21	$—	$(751,929)	$(59)	$(751,946)

Vacasa, Inc.
Consolidated Statements of Equity (Deficit) - (Continued)
(in thousands, except unit data)

	Redeemable Non-controlling Interests	Redeemable Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2021	$1,770,096	—	$—	—	$—	214,793,795	$21	212,751,977	$21	$—	$(751,929)	$(59)	$(751,946)
Vesting of employee equity units	2,676							2,279,604	1	(2,677)			(2,676)
Vesting of restricted stock units and performance stock units	(1,962)					1,834,789	1			1,961			1,962
Exercise of equity-based awards	(1,338)					1,254,112				(121)			(121)
Purchase of shares under Employee Stock Purchase Plan	(978)					921,184				2,204			2,204
Redemption of OpCo units and retirement of Class B Common Stock	(40,182)					17,586,350	2	(17,586,350)	(2)	40,142		40	40,182
Equity-based compensation	5,836									28,334			28,334
Foreign currency translation adjustments	(16)											21	21
Net loss	(154,251)										(177,898)		(177,898)
Adjustment of redeemable noncontrolling interest to redemption amount	(1,272,938)									1,285,296	(12,358)		1,272,938
Balance as of December 31, 2022	$306,943	—	$—	—	$—	236,390,230	$24	197,445,231	$20	$1,355,139	$(942,185)	$2	$413,000

The accompanying notes are an integral part of these consolidated financial statements.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 1 - Description of Business

Vacasa, Inc. and its subsidiaries (the "Company") operate a vertically-integrated vacation rental platform. Homeowners utilize the Company’s technology and services to realize income from their rental assets. Guests from around the world utilize the Company’s technology and services to search and book Vacasa-listed properties in the United States, Belize, Canada, Costa Rica, and Mexico. The Company collects nightly rent on behalf of homeowners and earns the majority of its revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through the Company’s website or app or through its distribution partners. The Company conducts its business through Vacasa Holdings LLC ("Vacasa Holdings" or "OpCo") and its subsidiaries. The Company is headquartered in Portland, Oregon.

Vacasa, Inc. was incorporated on July 1, 2021, under the laws of the state of Delaware for the purpose of consummating the business combination (the "Business Combination") contemplated by that certain business combination agreement, dated as of July 28, 2021 (as amended, the "Business Combination Agreement"), by and among TPG Pace Solutions Corp., a Cayman Islands exempted company ("TPG Pace"), Vacasa Holdings, Turnkey Vacations, Inc. ("TK Newco"), certain Vacasa Holdings equity holders (together with TK Newco, the “Blockers”), the Company, and certain other parties. On December 6, 2021, the Company consummated the Business Combination, pursuant to which, among other things, TPG Pace merged with and into the Company, the separate corporate existence of TPG Pace ceased, and the Company became the surviving corporation. The Business Combination was accounted for as a reverse recapitalization (the "Reverse Recapitalization") in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under this method of accounting, Vacasa, Inc. has been treated as the “acquired” company for financial reporting purposes, with Vacasa Holdings considered to be the accounting acquirer. See Note 3, Reverse Recapitalization for more details.

Note 2 - Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation.

Pursuant to the Reverse Recapitalization, as described in Note 3, Reverse Recapitalization, the Company holds 236,390,230 units of Vacasa Holdings ("OpCo Units"), which represents a 54.5% ownership interest as of December 31, 2022. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through redeemable noncontrolling interests in the consolidated balance sheets and net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of operations. The consolidated financial statements of Vacasa Holdings and its subsidiaries have been determined to be the predecessor for accounting and reporting purposes of the period prior to the Reverse Recapitalization.

Following the consummation of the Business Combination, the Company is an emerging growth company ("EGC"), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), which permits the Company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As of January 1, 2022, the Company elected to irrevocably opt out of the extended transition period.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, the useful lives of property and equipment and intangibles assets, allowance for credit losses, valuation of assets acquired and liabilities assumed in business acquisitions and related contingent consideration, valuation of warrants, valuation of Class G Common Stock, valuation of redeemable convertible preferred units, valuation of equity-based compensation, valuation of goodwill, and evaluation of recoverability of long-lived assets. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
COVID-19 Impacts

COVID-19 and its variants have impacted the Company in a number of ways. Beginning at the end of the Company’s first quarter of 2020, the Company experienced a significant decline in revenue resulting from a decrease in bookings and an increase in cancellations, which in turn impacted Nights Sold. In certain markets, vacation homes on the Company's platform and attractions within the local market were subject to shifting government mandates or guidance regarding COVID-19 restrictions. Due to the impact that the reduction in bookings initially had on its financial condition, $108.1 million of Senior Secured Convertible Notes ("D-1 Convertible Notes") were issued to provide for liquidity and fund other general corporate initiatives. In connection with the Reverse Recapitalization (see Note 3, Reverse Recapitalization), the D-1 Convertible Notes subsequently converted into equity interests in the Company and were no longer outstanding as of December 31, 2021. The Company also took steps to mitigate the adverse impacts from the COVID-19 pandemic through cost reduction measures including lower discretionary and overhead spending, as well as temporary employee furloughs, which primarily occurred in the second quarter of fiscal 2020. In the first half of 2020, the Company initiated an internal reorganization and reduction of its workforce, primarily in North America, resulting in the elimination of approximately 850 positions. As a result of these reductions, the Company recorded expenses in the 2020 consolidated statement of operations of $5.0 million, of which $1.5 million was recorded to operations and support, $1.2 million to sales and marketing, $1.1 million to general and administrative expenses, $1.0 million to technology and development, and $0.2 million to cost of revenue.

The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The Company analyzed the various income tax and non-income tax provisions of the CARES Act based on currently available technical guidance and determined that aside from an impact to the timing of cash flows, there is no material impact to the Company’s consolidated financial statements. Specifically, as it relates to the Company, the CARES Act allowed for deferred payment of the employer-paid portion of social security taxes through the end of 2020, with 50% due on December 31, 2021 and the remainder due on December 31, 2022. For the year ended December 31, 2021, the Company deferred approximately $3.8 million of the employer-paid portion of social security taxes. As of December 31, 2022, there was no remaining deferral included in accrued expenses and other current liabilities on the consolidated balance sheets.

The Canada Emergency Wage Subsidy ("CEWS") was announced on March 27, 2020. Under this program, qualifying businesses can receive a subsidy for up to 75% of their employees’ wages, subject to certain limitations. For the years ended December 31, 2022, 2021, and 2020, the Company received $0.2 million, $2.2 million, and $1.7 million, respectively, of wage subsidy from the Canadian government as part of the CEWS, which is included in operating costs and expenses in the consolidated statement of operations.

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

Segments

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company's CODM. The CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates one reportable segment.

The majority of the Company's revenue is earned in the United States. The Company's revenue earned outside of the United States did not exceed 10% of total revenues for the years ended December 31, 2022, 2021, or 2020. Long-lived assets by geographical location is based on the location of the legal entity that owns the asset. As of December 31, 2022, the majority of the Company's long-lived assets were located in the United States.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Cash, Cash Equivalents and Restricted Cash

Cash includes demand deposits with banks and financial institutions, as well as cash in transit from payment processors. Cash equivalents includes short-term, highly liquid securities, including money market funds and term deposit investments with maturities of 90 days or less when purchased and their carrying amounts approximate fair value due to their short-term nature. The Company generally places its cash and cash equivalents and investments with major financial institutions deemed to be of high-credit-quality in order to limit its credit exposure. The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits. Restricted cash primarily represents payments made by guests in advance of reservations that are required to be held in escrow accounts until the rescission period expires in accordance with U.S. state regulations.

Accounts Receivable, net

Accounts receivable, net primarily represents amounts owed by the prior owners of acquired businesses managed under transition services agreements, amounts owed by homeowners for reimbursable expenses incurred by the Company in accordance with the homeowner contract, amounts owed by third-party distribution partners acting as a merchant of record for guest stays that have commenced, and amounts owed by community and homeowner associations for services provided. The allowance for credit losses is estimated based on historical experience, aging of the receivable, the counterparty’s ability to pay, condition of general economy and industry, and other factors. The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.

As of December 31, 2022 and 2021, the Company’s allowance for credit losses related to accounts receivable was $11.2 million and $11.6 million, respectively. For the years ended December 31, 2022, 2021, and 2020, the Company recognized credit loss expense of $5.4 million, $4.7 million, and $6.4 million, respectively, which were recorded as a component of general and administrative expense in the consolidated statements of operations.

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

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is recorded as a component of general and administrative expense in the consolidated statements of operations. Gains and losses on disposal of assets were not material for the years ended December 31, 2022, 2021, and 2020.

Intangible Assets, net

The Company’s intangible assets consist primarily of acquired homeowner contracts, databases, photos and property listings, trade names, noncompete agreements, and other. Intangible assets are recorded at fair value as of the date of acquisition and are amortized on a straight-line basis over an estimated economic life ranging from one to ten years. The Company reviews definite-lived intangible assets for impairment in accordance with its policy for long-lived assets.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group and its eventual disposal when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
extent that the carrying amount exceeds its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved and based on assumptions representative of market participants. Long-lived asset impairments are recorded as a component of general and administrative expenses in the consolidated statement of operations. Long-lived asset impairment losses were not material for the years ended December 31, 2022, 2021, and 2020.

Business Combinations

In accordance with applicable accounting standards, the Company estimates the fair value of assets acquired and liabilities assumed as of the acquisition date of each business combination. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Management makes certain estimates and assumptions when determining the fair values of assets acquired and liabilities assumed, including intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from homeowner contracts, databases, photos and property listings, and trade names, as well as discount rates. At the acquisition date, the Company will also record acquisition related liabilities, if applicable, for any contingent consideration or deferred payments to the seller. Contingent consideration is recorded at fair value on the acquisition date based on the Company’s expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the contingent consideration liabilities are remeasured each reporting period after the acquisition date and any changes in the estimated fair value are reflected as gains or losses in general and administrative expense in the consolidated statement of operations. The contingent consideration liabilities were $22.3 million and $38.0 million as of December 31, 2022 and 2021, respectively. The deferred payments to sellers are recognized on the acquisition date at fair value by calculating the risk adjusted present value of the deferred cash payments to be made to the seller. The deferred payments to seller balances were $19.0 million and $26.8 million as of December 31, 2022 and 2021, respectively. Contingent consideration liabilities and deferred payments to sellers are recorded as a component of accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets based on the expected timing of settlement.

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

If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. If the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss is measured as the excess of the carrying amount of the reporting unit over its fair value (not to exceed the reporting unit's total goodwill balance).

During the fourth quarter of 2022, the Company recorded goodwill impairment charges of $244.0 million. There were no goodwill impairment charges recorded during 2021 or 2020. Refer to Note 7, Intangible Assets, Net and Goodwill, for additional information.

Loss Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are both probable and reasonably estimable. These accruals are adjusted as additional information becomes available or circumstances change.

Leases

The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), and all related amendments on January 1, 2022, on a modified retrospective basis. Under Topic 842, the Company determines if an arrangement is or contains

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option and when doing so is at the Company's sole discretion. The Company has elected the short-term lease exception for all classes of assets, and therefore has not applied the recognition requirements of Topic 842 to leases of 12 months or less. The Company has also elected the practical expedient to not separate lease and non-lease components for all classes of assets.

The Company’s classes of assets that are leased include real estate leases and equipment leases. Real estate leases typically pertain to the Company’s corporate office locations, field operation locations, or vacation properties whereby the Company takes control of a third party’s property during the lease period for the purpose of renting the property on a short-term basis. Most of the Company’s leases are operating leases, and activities related to finance leases were not material for any of the periods presented.

The Company recognizes lease expense on a straight-line basis over the lease term. The Company’s lease agreements may contain variable costs such as common area maintenance, operating expenses or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease ROU assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, restricted cash, accounts receivable, net, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values due to their short maturities.

Related Party Transactions

The Company has certain homeowner contracts with the Company’s founder and former Chief Executive Officer, who is also a director of the Company. The Company's revenue recognized related to these agreements was $1.6 million, $1.6 million, and $1.1 million for the years ended December 31, 2022, 2021, and 2020.

On May 21, 2020, the Company issued Senior Secured Convertible Notes with an aggregate principal amount of $108.1 million. The purchasers were existing holders of the Company’s issued and outstanding redeemable convertible preferred units. In connection with the Reverse Recapitalization (see Note 3, Reverse Recapitalization), the D-1 Convertible Notes converted into equity interests in the Company and were no longer outstanding subsequent to December 6, 2021.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
On December 3, 2020, the Company sold and issued an aggregate of 270,387 units of Series C-1 preferred units to a certain director of the Company in exchange for gross proceeds of $0.5 million. Refer to Note 13, Equity for additional information.

Revenue from Contracts with Customers

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company operates a vertically-integrated vacation rental platform. The Company collects nightly rent on behalf of homeowners and earns the majority of its revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through the Company’s website or app or through its distribution partners. The majority of the Company’s vacation homes under management are located in the United States. The Company considers both the homeowners and guests to be its customers.

The Company fulfills its obligations to its customers in various ways, depending on the nature of the contract. For all performance obligations, sales taxes are excluded from the transaction price.

Vacation Rental Platform

Under the Company’s homeowner contracts, the Company generally acts as the exclusive agent on the homeowners’ behalf to perform an integrated agency service that consists of (a) acting as the vacation home letting agent and direct intermediary between the homeowner and the guest, (b) performing routine care of the vacation property during the stay and upon guest departure, (c) 24/7 contact center support for guests and homeowners as well as local operations support, and (d) performing inspections, routine maintenance, minor repairs, and inventory management of required supplies of the property. The integrated agency service provided to homeowners represents a single distinct performance obligation.

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

In certain instances, the Company may offer a refund related to a completed stay. The Company accounts for these refunds as variable consideration, which results in a reduction to revenue. The estimate for variable consideration was not material for any of the periods presented.

In addition to providing the integrated agency services under the homeowner contract, the Company may also provide home care solutions directly to the homeowner, such as home maintenance and improvement services, linen and towel supply programs, supplemental housekeeping services, and other related services, for a separately agreed upon fee. These services may be provided by Company personnel or by third-party contractors acting on the Company’s behalf. The Company recognizes this revenue on a gross basis as the Company is primarily responsible for providing these goods and services to the customer. These services represent distinct performance obligations provided to the homeowner as the Company's customer. Fees for home care solutions are generally charged on a monthly basis in accordance with the homeowner contract and may be recognized at that point in time or over the duration of the service provided.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
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

Under the community association management services, the Company provides common area property management, community governance, and association accounting services to community and homeowner associations in exchange for a management fee and other incrementally billed services. The services represent an individual performance obligation in which the Company has determined it is primarily responsible. Revenue is recognized over time as services are rendered for the management fee and incrementally billed services are recognized at a point in time.

Revenue Disaggregation

A disaggregation of the Company’s revenues by nature of the Company’s performance obligations are as follows (in thousands):

	Year Ended December 31,

	2022	2021	2020
Vacation rental platform	$1,142,669	$841,973	$454,476
Other services	45,281	47,085	37,284
Total	$1,187,950	$889,058	$491,760

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

Future Stay Credits

In the event a booked reservation made through our website or app is cancelled, the Company may offer a refund or a future stay credit up to the value of the booked reservation. Future stay credits are recognized upon issuance as a liability on the Company's consolidated balance sheets. Revenue from future stay credits is recognized when redeemed by guests, net of the portion of the booking attributable to funds payable to owners and hospitality and sales taxes payable. The Company uses historical breakage rates to estimate the portion of future stay credits that will not be redeemed by guests and recognizes these amounts as breakage revenue in proportion to the expected pattern of redemption or upon expiration.

Future stay credits typically expire fifteen months from the date of issue. As part of the Company’s response to the COVID-19 pandemic, certain future stay credits issued during the first three quarters of 2020 were extended from their original expiration, and the first of these future stay credits began to expire during the first quarter of 2022. Prior to the first quarter of 2022, the Company did not recognize breakage revenue associated with future stay credits. The Company determined that any estimate of breakage was fully constrained, primarily due to a lack of historical information to make the estimate since no future stay credits had yet reached their expiration date. For the year ended December 31, 2022, the Company recognized breakage revenue of $16.0 million, of which $11.1 million related to expirations that occurred during the first quarter of 2022, and $4.9 million related to actual and expected breakage associated with future stay credits expiring in later periods.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
The table below presents the activity of the Company's future stay credit liability balance (in thousands):

	Year Ended December 31,

	2022	2021
Future stay credit liability at beginning of year	$30,995	$35,140
Issuances	9,404	31,376
Acquired in business combinations	378	11,032
Redemptions	(21,374)	(46,433)
Breakage recognized in revenue	(15,993)	—
Foreign currency fluctuations	(41)	(120)
Future stay credit liability at end of year	$3,369	$30,995

Costs to Obtain a Contract

The Company capitalizes certain costs it incurs to obtain new homeowner contracts when those costs are expected to be recovered through revenue generated from that contract. Capitalized amounts are amortized on a straight-line basis over the estimated life of the customer through sales and marketing expenses in the consolidated statement of operations. Capitalized costs to obtain a contract were $26.4 million and $12.0 million as of December 31, 2022 and 2021, respectively, and were recorded as a component of prepaid expenses and other current assets and other long-term assets in the consolidated balance sheets. Amortization of these costs was $5.5 million, $4.0 million, and $3.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Operations and Support

Operations and support costs consist primarily of compensation costs, which includes wages, benefits, payroll taxes, and equity-based compensation, for employees that support the Company's local operations teams in the field. Also included is the cost of call center customer support and the allocation of facilities and certain corporate costs.

Technology and Development

Technology and development expenses consist primarily of compensation costs, which includes wages, benefits, payroll taxes, and equity-based compensation, for salaried employees and payments to contractors, net of capitalized expenses, engaged in the design, development, maintenance, and testing of the Company's platform, including the Company's websites, mobile applications, and other products. Costs qualifying for capitalization are recorded as a reduction of the Company's technology and development expenses and are capitalized as internal-use software within property and equipment on the consolidated balance sheets. These assets are depreciated over their estimated useful lives and are reported in depreciation on the Company's consolidated statements of operations. Also included within technology and development are information technology costs to support infrastructure, applications, and overall monitoring and security of networks, and other costs including for cloud, licensing, and maintenance.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation costs, which includes wages, sales commissions, benefits, payroll taxes, and equity-based compensation, the Company's sales force and marketing personnel, payments to distribution partners for guest reservations, digital and mail-based advertising costs for homeowners, advertising costs for search engine marketing and other digital guest advertising, and brand marketing. The Company expenses advertising and other promotional expenditures as incurred. Advertising expenses were $34.5 million, $38.7 million, and $7.3 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
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

Equity-based compensation awards granted subsequent to the Reverse Recapitalization consist of restricted stock units ("RSUs"), performance stock units ("PSUs"), and rights granted under the employee stock purchase plan ("ESPP"). The fair value of RSUs is measured based on the closing market price of the underlying stock on the date of grant. The fair value of PSUs is based on certain market performance criteria and is measured using a Monte Carlo simulation pricing model. The fair value of employee stock purchase rights granted under the ESPP is estimated on the date of grant using the Black-Scholes option pricing model.

Equity-based compensation awards granted prior to the Reverse Recapitalization consisted of stock appreciation rights ("SARs"), stock options, and employee equity units. The determination of the grant-date fair value of these awards utilized an option-pricing model that used the value of the Company's equity units on the date of grant, the expected term of the awards, volatility, risk-free interest rate, and discount for lack of marketability. The Company's computation of expected volatility was based on the historical volatility of selected comparable publicly traded companies over a period equal to the expected term of the award. The risk-free interest rate reflected the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant. The value of the Company's equity units was determined by first determining the business enterprise value ("BEV") of Vacasa Holdings and then allocating that equity fair value to Vacasa Holdings' redeemable convertible preferred units, common units, and common unit equivalents. The BEV was estimated primarily using a market approach, which measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets and comparing a business to a group of its peer companies.

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

The tax benefit of an uncertain tax position is recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. For those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authorities. The Company recognizes future accrued interest and penalties related to unrecognized tax benefits in income tax expense and in tax related liabilities on the consolidated balance sheet.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Tax Receivable Agreement

In connection with the Reverse Recapitalization, as described in Note 3, Reverse Recapitalization, the Company entered into the Tax Receivable Agreement with certain legacy Vacasa Holdings OpCo unitholders ("Existing VH Holders" or "TRA Parties") that provides for the payment by the Company to such TRA Parties (or their transferees or assignees) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (determined by using certain assumptions) in periods after the Reverse Recapitalization as a result of (i) certain increases in tax basis that occur as a result of (A) any acquisition of OpCo Units from certain Existing VH Holders in the Reverse Recapitalization, (B) future exercises of the redemption rights under the OpCo LLC Agreement (the "Redemption Rights") by certain holders of OpCo Units to exchange their OpCo Units for shares of Class A Common Stock of the Company or cash at the Company’s election, and (C) payments made under the Tax Receivable Agreement; (ii) any net operating losses or certain other tax attributes that become available to the Company to offset income or gain realized after the Blocker Mergers; (iii) any existing tax basis associated with Reference Assets (e.g., tangible and intangible assets other than cash, cash equivalents, receivables, inventory, deferred revenue, and prepaid amounts) of OpCo or its subsidiaries, the benefit of which is allocable to the Company as a result of the exchanges of OpCo Units for Class A Common Stock of the Company or cash; and (iv) tax benefits related to imputed interest deemed to be paid by the Company as a result of any payments that the Company makes under the Tax Receivable Agreement.

As of December 31, 2022, the Company has concluded, based on applicable accounting standards, that it was not probable that a TRA liability would be incurred. Accordingly, the Company has not recorded a liability related to the tax savings it may realize from utilization of the tax attributes subject to the TRA. If utilization of such tax attributes becomes probable in the future, the Company will record a liability related to the TRA, which will be recognized as expense within the consolidated statements of operations.

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

As of December 31, 2022, the Company directly owned approximately 54.5% of the interest in Vacasa Holdings and the redeemable noncontrolling interest was 45.5%. As a result of the Reverse Recapitalization, as described in Note 3, Reverse Recapitalization, the redeemable noncontrolling interest relates to the economic interests in Vacasa Holdings held by certain Existing VH Holders. These economic interests are held in the form of Vacasa Holdings OpCo Units and an equivalent number of shares of the Company's Class B Common Stock that can be redeemed at the Company's election for shares of Class A Common Stock or cash in an amount equal to the fair market value of Class A Common Stock. Due to the cash redemption and the Existing VH Holders controlling the Board of Directors of the Company, the Company has accounted for the redeemable noncontrolling interest as temporary equity.

Foreign Currencies

The Company’s reporting currency is the U.S. dollar. Operations in the Company’s subsidiaries outside the United States ("U.S.") are recorded in the functional currency of each subsidiary which is determined by a review of the environment where each subsidiary primarily generates and expends cash. The results of operations for the Company’s foreign subsidiaries outside the U.S. are translated from functional currencies into U.S. dollars using the weighted average currency rate for the period. Assets and liabilities are translated using the period end exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries are recorded in other comprehensive income (loss).

Accounting Pronouncements Adopted in Fiscal 2022

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842), which has subsequently been amended by ASUs 2018-01, 2018-10, 2018-11, 2018-20, 2019-01, and 2019-10. The guidance requires an entity to recognize a right-of-use asset and lease liability for all leases with terms greater than 12 months. Recognition, measurement and presentation of expenses will depend on the classification of the lease either as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The updated guidance became effective for the Company beginning on January 1, 2022. The Company adopted the standard using the method of adoption that allowed the Company to record the cumulative effect of initially applying the guidance at the beginning of the period of adoption. The Company elected certain practical expedients, including not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification for any expired or existing leases, and not reassessing initial direct costs for any existing leases. The Company also elected the practical expedient to not separate

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
lease and non-lease components for all classes of assets. Lastly, the Company elected the short-term lease exception for all classes of assets, and therefore has not applied the recognition requirements for leases of 12 months or less. Upon adoption as of January 1, 2022, the Company recognized operating lease right-of-use assets of $35.1 million and operating lease liabilities of $36.7 million. See Note 8, Leases, for additional information.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires acquirers to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired revenue contracts using the recognition and measurement guidance in Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers (Topic 606). As a result, for deferred revenue acquired in a business combination, the Company will no longer record deferred revenue at fair value and instead will record deferred revenue in accordance with Topic 606. This will generally result in an increase to goodwill and more post-acquisition revenue being recorded. The Company adopted ASU 2021-08 on January 1, 2022, and the new guidance has been applied prospectively to business combinations occurring after this date. The ongoing impact of the new guidance will be dependent on the transactions within its scope.

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

Note 3 – Reverse Recapitalization

Reverse Recapitalization

On December 6, 2021 (the "Closing Date"), the Company consummated the Business Combination contemplated by the Business Combination Agreement, by and among TPG Pace, Vacasa Holdings, the Blockers, the Company, and certain other parties pursuant to which, among other things, TPG Pace merged with and into the Company, following which the separate corporate existence of TPG Pace ceased, and the Company became the surviving corporation.

At the Closing Date, TPG Pace, the Company and Vacasa Holdings, completed the following transactions ("Reverse Recapitalization"):

•a series of secured convertible notes of Vacasa Holdings converted into a series of preferred units of Vacasa Holdings and all outstanding warrants to purchase equity interests in Vacasa Holdings were exercised in accordance with their terms;

•a restructuring was completed such that, after giving effect to that restructuring, the Blockers directly held equity interests in Vacasa Holdings;

•Vacasa Holdings recapitalized its outstanding equity interests into OpCo Units (subject to substantially the same terms and conditions, including applicable vesting requirements) and certain other rights to acquire equity interests (the "Vacasa Holdings Recapitalization");

•on December 3, 2021, TPG Pace merged with and into the Company, with the Company surviving such merger (the "Domestication Merger");

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

•certain investors (the "PIPE Investors") purchased, and the Company issued and sold to such PIPE Investors, an aggregate of 8,157,896 shares of Class A Common Stock pursuant to and as set forth in the subscription agreements against payment by such PIPE Investors of the respective amounts set forth therein;

•certain investors (the "FPA Investors") purchased, and the Company issued and sold to such FPA Investors, an aggregate of 12,763,688 shares of Class A Common Stock pursuant to and as set forth in the Forward Purchase Agreements against payment by such FPA Investors of the respective amounts set forth therein;

•through a series of separate merger transactions, the Blockers merged with and into the Company, with the Company ultimately surviving such merger transactions and owning the interests in Vacasa Holdings previously owned by the Blockers (the "Blocker Mergers");

•in connection with the closing of the transactions contemplated by the Business Combination Agreement, the Company contributed its net assets (other than the OpCo Units it then held) to Vacasa Holdings in exchange for additional OpCo Units, such that the Company will hold a number of OpCo Units equal to the total number of shares of Class A Common Stock; and

•in connection with the Vacasa Holdings Recapitalization and the Blocker Mergers, as applicable: (a) the Company sold a number of shares of its Class B Common Stock, par value $0.00001 per share, to each Existing VH Holder on a 1:1 basis for an amount per share equal to the par value thereof, (b) each Vacasa Holdings unit appreciation right award that was then outstanding, whether vested or unvested, was converted into a stock appreciation right award ("SAR Award") covering a number of shares of Class A Common Stock determined by application of the exchange ratio agreed pursuant to an allocation schedule to the Business Combination Agreement (which exchange ratio was also applied to adjust the per share exercise price of the SAR Award), (c) each option to purchase TK Newco stock that was then outstanding, whether vested or unvested, converted into an option to purchase shares of Class A Common Stock ("Option"), determined by application of the exchange ratio agreed pursuant to an allocation schedule to the Business Combination Agreement (which exchange ratio was also applied to adjust the per share exercise price of the Option), (d) by virtue of each Blocker Merger, the outstanding equity interests in the applicable Blocker converted into the right to receive shares of Class A Common Stock or other equity interests, and certain rights as set forth in the Tax Receivable Agreement, (e) the Company issued an aggregate of 173,898,818 shares of Class A Common Stock to the former holders of equity interests in the Blockers (the "Blocker Holders") as consideration in the Blocker Mergers and (f) the Company issued an aggregate of 1,699,921 shares of Class A Common Stock to certain Existing VH Holders upon the redemption by the Existing VH Holders of an equivalent number of OpCo Units and the cancellation by the Company of a corresponding number of Class B Common Stock.

The Reverse Recapitalization was accomplished through an umbrella partnership corporation ("Up-C") structure, which is often used by partnerships and limited liability companies (operating as partnerships) undertaking an initial public offering. The Up-C structure allowed Existing VH Holders to retain their equity interests in Vacasa Holdings, an entity that is classified as a partnership for U.S. federal and state income tax purposes, and provides potential tax benefits for the Company when Existing VH Holders ultimately redeem their pass-through interests for shares of Class A Common Stock or cash in the Company as a result of the Tax Receivable Agreement (the "Tax Receivable Agreement"). Under the terms of the Tax Receivable Agreement, 85% of these potential future tax benefits realized by the Company as a result of such redemptions will be paid to certain Existing VH Holders or TRA Parties. For additional information, see Note 2, Significant Accounting Policies.

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

•the Company had the following securities outstanding: (i) 214,793,795 shares of Class A Common Stock, (ii) 212,393,793 shares of Class B Common Stock held by certain Existing VH Holders and (iii) 6,333,333 shares of Class G Common Stock which are convertible into 8,226,848 shares of Class A Common Stock upon the occurrence of certain triggering events set for in the A&R certificate (see Note 13, Equity for more information);

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

•Financial results of Vacasa Holdings and its wholly owned subsidiaries are consolidated with and into the Company following the Reverse Recapitalization transaction on December 6, 2021, and 49.7% of the consolidated net earnings (loss) of Vacasa Holdings are allocated to redeemable noncontrolling interests to reflect the entitlement or absorption of the Existing VH Holders, who retained their interest in Vacasa Holdings, to a portion of the consolidated net income (loss).

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

Transaction Costs

In connection with the Reverse Recapitalization, in addition to the transaction costs paid directly from proceeds of $41.4 million, Vacasa Holdings incurred transaction costs of $0.7 million that were reported as general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2021 and $8.4 million that were reported as a reduction of Additional paid-in capital on the consolidated balance sheet at December 31, 2021. Reverse Recapitalization costs incurred but unpaid as of December 31, 2021 were not material.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 4 – Acquisitions

The Company has expanded the number of vacation rental properties on its platform through individual additions, portfolio transactions, and strategic acquisitions. While the Company onboards individual vacation rental properties through its sales team, the Company has engaged in portfolio transactions and strategic acquisitions to onboard multiple homes in a single transaction. Portfolio and strategic acquisitions are generally accounted for as business combinations. The goodwill resulting from portfolio transactions and strategic acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with the Company’s existing operations, and from benefits derived from gaining the related assembled workforce.

Fiscal 2022

During the year ended December 31, 2022, the Company completed 32 separate portfolio transactions, accounted for as business combinations. Total consideration for these portfolio transactions was $104.5 million, comprised of $87.4 million cash paid, net of cash and restricted cash acquired, $12.5 million of contingent consideration, and $4.6 million of deferred payments to sellers. The fair value of the contingent consideration was estimated utilizing an income approach and was based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the deferred payments to sellers recognized on the transaction date was estimated by calculating the risk adjusted present value of the deferred cash payments. The fair values of the assets acquired and liabilities assumed were based on the Company's estimates and assumptions using various market, income, and cost valuation approaches. Of the total consideration for these portfolio transactions, $69.4 million was attributable to goodwill, $59.0 million was attributable to intangible assets, $55.3 million was attributable to receivables, $74.0 million was attributable to liabilities for advanced deposits received from guests (consisting of funds payable to owners, hospitality and sales taxes payable, deferred revenues, and future stay credits), $6.9 million was attributable to accounts payable, and the remaining amount was attributable to other acquired assets and assumed liabilities which were not material. The intangible assets primarily consist of homeowner contract intangible assets amortized over five years. Pro forma and historical post-closing results of operations for these transactions were not material to the Company’s consolidated statements of operations. Transaction costs associated with business combinations completed during the year ended December 31, 2022 were not material and were expensed as incurred.

During the year ended December 31, 2022, the Company recorded measurement period adjustments related to the TurnKey Vacation Rentals, Inc. ("TurnKey") acquisition and certain portfolio transactions that occurred in prior periods. The impact of the measurement period adjustments was an increase in goodwill of $5.7 million, an increase in intangible assets of $1.3 million, and an increase in liabilities for advanced deposits received from guests (consisting of funds payable to owners, hospitality and sales taxes payable, deferred revenues, and future stay credits) of $8.7 million. The remaining changes in purchase consideration, acquired assets, and assumed liabilities were not material.

As of December 31, 2022, the purchase price allocations for the portfolio transactions completed during 2022 are preliminary, and the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. The Company recorded the purchase price allocations based upon information that is currently available information.

Fiscal 2021

On April 1, 2021, the Company completed its strategic acquisition of the operations of TurnKey, a provider of property management and marketing services for residential real estate owners in the U.S. The acquisition of the operations of TurnKey expands the Company's footprint of vacation properties under management in current and adjacent markets. In accordance with the contribution agreement, the Company acquired all of the issued and outstanding equity interests of Turnkey Vacation Rentals LLC, which comprised of all the historical operations of Turnkey. The equity interests were acquired for total purchase consideration of $618.8 million which was comprised of the following (in thousands):

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

Amount
Cash and cash equivalents	$40,461
Restricted cash	14,444
Accounts receivable, net	3,548
Prepaid expenses and other current assets	7,614
Property and equipment	1,494
Intangible assets	107,600
Total assets acquired	175,161
Accounts payable	(9,334)
Funds payable to owners	(24,711)
Hospitality and sales taxes payable	(5,748)
Deferred revenue	(8,097)
Future stay credits	(10,601)
Accrued expenses and other liabilities	(8,474)
Other long-term liabilities	(6,385)
Total liabilities assumed	(73,350)
Net assets purchased	101,811
Goodwill	516,989
Total purchase consideration	$618,800

The Company's identifiable intangible assets acquired consisted of the following as of the acquisition date (in thousands):

	Estimated Useful Life (Years)	Fair Value
Homeowner contracts	5	$102,300
Database and listings	1	3,400
Trademark, trade name, brand name	1	1,900
Total identifiable intangible assets		$107,600

Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the acquired business. The goodwill balance is not deductible for U.S. income tax purposes. Third-party acquisition costs were $7.7 million for the year ended December 31, 2021. These costs were expensed as incurred as a component of general and administrative expense in the consolidated statement of operations. The Company’s consolidated financial statements include the accounts of TurnKey starting as of the acquisition date.

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

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements

The unaudited pro forma supplemental amounts have been calculated to reflect additional depreciation and amortization expense that would have been charged assuming the fair value adjustments to the acquired assets and assumed liabilities had been applied from the beginning of fiscal 2020, with the related tax effects.

Other Transactions

In addition to the TurnKey acquisition in fiscal 2021, the Company completed 29 separate portfolio transactions, accounted for as business combinations, for total consideration of $175.7 million, comprised of $107.8 million cash paid, net of cash and restricted cash acquired, $42.2 million of contingent consideration, and $25.7 million of deferred payments to sellers. The fair value of the contingent consideration was estimated utilizing an income approach and was based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the deferred payments to seller recognized on the transaction date was estimated by calculating the risk adjusted present value of the deferred cash payments. The fair values of the assets acquired and liabilities assumed were based on the Company's estimates and assumptions using various market, income, and cost valuation approaches. Of the total consideration for these transactions, $123.5 million was attributable to goodwill, $75.7 million was attributable to intangible assets, net, $75.0 million was attributable to accounts receivable, net, $103.2 million was attributable to liabilities for advanced deposits received from guests (consisting of funds payable to owners, hospitality and sales taxes payable, deferred revenues, and future stay credits) and the remaining amount was attributable to other acquired assets and assumed liabilities which were not material. The intangible assets primarily consist of homeowner contract intangible assets amortized over four to five years. Pro forma and historical post-closing results of operations for these transactions were not material to the Company’s consolidated statements of operations. Transaction costs associated with these other business combinations completed as of December 31, 2021 were not material and were expensed as incurred.

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

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 5 - Fair Value Measurements

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of December 31, 2022

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$22,317	$22,317
Class G Common Stock (Note 13)	—	—	5,077	5,077

	As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$37,966	$37,966
Class G Common Stock (Note 13)	—	—	61,514	61,514

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

Contingent Consideration

The contingent consideration obligations are recorded in accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheets. The fair value of the contingent consideration is estimated utilizing an income approach and based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets at the acquisition date. The Company assesses the fair value of these obligations at each reporting date thereafter with any changes reflected as gains and losses in general and administrative expenses in the consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the years ended December 31, 2022, 2021, and 2020, respectively.

Class G Common Stock

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

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the changes in the Company's Class G Common Stock measured and recorded at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Year Ended December 31,

	2022	2021
Balance, beginning of period	$61,514	$—
Recognition of Class G Common Stock(1)	—	75,860
Change in fair value of Class G Common Stock included in earnings	(56,437)	(14,346)
Balance, end of period	$5,077	$61,514

(1) The Class G Common Stock was initially recorded on December 6, 2021 in connection with the Reverse Recapitalization described in Note 3, Reverse Recapitalization.

Warrant Derivative Liabilities

Prior to the Reverse Recapitalization, the Company had certain common unit and Series A preferred unit warrants that were measured at fair value upon issuance and each reporting period thereafter. For the years ended December 31, 2021 and 2020, other expense recognized in the consolidated statements of operations associated with the change in fair value of these warrants was $11.5 million and $6.6 million, respectively. Immediately prior to the Reverse Recapitalization, all remaining warrants were exercised and were no longer outstanding subsequent to December 6, 2021.

Impairment of Goodwill

During the fourth quarter of 2022, the Company recorded goodwill impairment charges of $244.0 million. The fair value estimate of the Company's single reporting unit was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. For more information on the impairment of goodwill, refer to Note 7, Intangible Assets, Net and Goodwill.

Note 6 - Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		As of December 31,

	Useful Lives (Years)	2022	2021
Land	Indefinite	$13,394	$13,394
Buildings and building improvements	12 - 35	12,471	12,665
Leasehold improvements	Shorter of estimated useful life or lease term	6,528	6,426
Computer equipment	3	13,510	11,471
Furniture, fixtures, and other	2 - 10	22,096	15,900
Vehicles	2 - 8	7,975	6,457
Internal-use software	4	53,024	43,234
Total		128,998	109,547
Less: Accumulated depreciation		(63,455)	(42,361)
Property and equipment, net		$65,543	$67,186

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 7 - Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life Remaining (Years)	As of December 31, 2022

		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Homeowner contracts	4	$311,456	$(101,142)	$210,314
Databases, photos, and property listings	1	27,450	(23,661)	3,789
Trade names	1	9,942	(9,316)	626
Other(1)	2	2,903	(2,781)	122
Total intangible assets		$351,751	$(136,900)	$214,851

	Weighted Average Useful Life Remaining (Years)	As of December 31, 2021

		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Homeowner contracts	5	$253,359	$(48,669)	$204,690
Databases, photos, and property listings	1	25,659	(15,953)	9,706
Trade names	1	9,908	(8,370)	1,538
Other(1)	4	3,022	(2,457)	565
Total intangible assets		$291,948	$(75,449)	$216,499

(1) Other intangible assets primarily consisted of noncompete agreements, websites, and domain names.

The Company's estimated future amortization of intangible assets as of December 31, 2022 is expected to be as follows:

Year Ending December 31:	Amount
2023	$52,109
2024	54,209
2025	50,155
2026	28,898
2027	16,419
Thereafter	13,061
Total	$214,851

The following table summarizes the changes in the Company's goodwill balance (in thousands):

	Year Ended December 31,

	2022	2021
Balance at beginning of period	$754,506	$121,487
Acquisitions	69,362	632,983
Measurement period adjustments	5,738	—
Impairment of goodwill	(243,991)	—
Foreign exchange translation and other	(410)	36
Balance at end of period(1)	$585,205	$754,506

(1) Goodwill is net of accumulated impairment losses of $244.0 million that were recorded to the Company's single reporting unit during the fourth quarter of fiscal 2022.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Impairment of Goodwill

The Company tested its single reporting unit for goodwill impairment on the first day of the fourth quarter and determined that there was no goodwill impairment as of the annual testing date. Over the course of the fourth quarter, the Company experienced events and changes in circumstances indicating that goodwill might be impaired. These events and changes in circumstances included a significant decline in the Company's stock price and market capitalization during November 2022 that persisted through the end of 2022.

As a result of the events and changes in circumstances described above, the Company performed a quantitative goodwill impairment assessment as of December 31, 2022, which resulted in goodwill impairment charges of $244.0 million. The fair value estimate of the Company's single reporting unit was derived from a combination of an income approach and a market approach. Under the income approach, the Company estimated the fair value of the reporting unit based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, the Company estimated the fair value of the reporting unit based on revenue market multiples derived from comparable publicly traded companies with similar characteristics as the reporting unit, as well as an estimated control premium.

Prior to the quantitative goodwill impairment test described above, the Company tested the recoverability of its long-lived assets, and concluded that such assets were not impaired.

Potential indicators of impairment include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. It is reasonably possible that one or more of these impairment indicators could occur or intensify in the near term, which may result in an impairment of long-lived assets or further impairment of goodwill.

Note 8 - Leases

The Company's material operating leases consist of certain corporate and field office facilities with remaining lease terms ranging from one to seven years. Some of the Company's operating leases contain renewal options with varying terms and conditions. The lease term includes renewal options only when it is reasonably certain that the Company will exercise that option. As of December 31, 2022, finance lease contracts were not material.

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

The components of lease cost for the year ended December 31, 2022 were as follows (in thousands):

Year Ended December 31,

2022
Operating lease cost	$15,394
Variable lease cost	1,264
Short-term lease cost	7,744
Total lease cost	$24,402

Of the total lease cost recorded for the year ended December 31, 2022, $4.6 million was recorded in cost of revenue, $13.7 million was recorded in operations and support, and $6.1 million was recorded in general and administrative expense in the consolidated statements of operations.

Rent expense for the year ended December 31, 2021 totaled $27.1 million, of which $5.8 million was recorded in cost of revenue, $15.2 million was recorded in operations and support, and $6.1 million was recorded in general and administrative expense in the consolidated statement of operations.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Amounts recognized in the consolidated balance sheet related to operating leases as of December 31, 2022 were as follows (in thousands):

As of December 31,

2022
Assets
Other long-term assets	$29,332

Liabilities
Accrued expenses and other current liabilities	$9,490
Other long-term liabilities	21,706
Total lease liabilities	$31,196

Maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

As of December 31,

2022
2023	$11,227
2024	7,879
2025	5,557
2026	3,914
2027	2,856
Thereafter	4,039
Total lease payments	35,472
Less: Interest	(4,276)
Total lease liabilities	$31,196

As of December 31, 2021, future minimum lease payments for non-cancelable operating leases with an initial or remaining term greater than one year were as follows (in thousands):

As of December 31,

2021
2022	$13,820
2023	8,221
2024	5,916
2025	4,936
2026	3,770
Thereafter	7,285
Total future minimum obligations	$43,948

Other information related to operating leases as of December 31, 2022 was as follows:

As of December 31,

2022
Weighted-average remaining lease term (in years)	4.4
Weighted-average discount rate	5.7%

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Supplemental cash flow information related to operating leases for the year ended December 31, 2022 was as follows (in thousands):

Year Ended December 31,

2022
Cash paid for operating lease liabilities	$14,825
Lease liabilities exchanged for right-of-use assets	$5,572

Note 9 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,

	2022	2021
Employee-related accruals	$25,110	$25,599
Homeowner reserves	9,837	6,365
Current portion of acquisition liabilities(1)	25,056	31,444
Current portion of operating lease liabilities	9,490	—
Other	16,340	8,425
Total accrued expenses and other current liabilities	$85,833	$71,833

(1) The current portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due within one year.

Note 10 – Debt

The Company's debt obligations consisted of the following (in thousands):

	As of December 31,

	2022	2021
Insurance premium financing	$4,498	$—
Other long-term debt	375	637
Total debt	4,873	637
Less: current maturities(1)	(4,748)	(125)
Long-term portion	$125	$512

(1) Current maturities of debt are recorded within accrued expenses and other current liabilities on the consolidated balance sheets.

Insurance Premium Financing

During the fourth quarter of 2022, the Company entered into short-term agreements to finance $4.8 million of certain insurance premiums. The outstanding balance of $4.5 million as of December 31, 2022 is repayable in monthly installments of principal and interest through November 2023, at a weighted-average annual percentage rate of 5.46%.

Revolving Credit Facility

In October 2021, the Company and its wholly owned subsidiary (the "Borrower") and certain of its subsidiaries (collectively, the “Guarantors”) entered into a credit agreement with JPMorgan Chase Bank, N.A. and the other lenders party thereto from time to time.

The credit agreement, as subsequently amended in December 2021 (as amended, the “Credit Agreement"; capitalized terms used herein and not otherwise defined are used as defined in the Credit Agreement), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million ("Revolving Credit Facility"). The Revolving Credit Facility

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
includes a sub-facility for letters of credit in aggregate face amount of $40.0 million, which reduces borrowing availability under the Revolving Credit Facility. Proceeds may be used for working capital and general corporate purposes.

Borrowings under the Revolving Credit Facility are subject to interest, determined as follows:

•Alternate Base Rate ("ABR") borrowings accrue interest at a rate per annum equal to the ABR plus a margin of 1.50%. The ABR is equal to the greatest of (i) the Prime Rate, (ii) the New York Federal Reserve Bank Rate plus 0.50%, and (iii) the Adjusted London Interbank Offered ("LIBO") Rate for a one-month interest period plus 1.0%, subject to a 1.0% floor.
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

In addition, beginning on June 30, 2022, the Borrower and its restricted subsidiaries are required to maintain a minimum amount of consolidated revenue, measured on a trailing four-quarter basis, as of the last date of each fiscal quarter, provided that such covenant will only apply if, on such date, the aggregate principal amount of outstanding borrowings under the Revolving Credit Facility and letters of credit (excluding undrawn amounts under any letters of credit in an aggregate face amount of up to $20.0 million and letters of credit that have been cash collateralized) exceeds 35% of the then-outstanding revolving commitments. The Borrower is also required to maintain liquidity of at least $15.0 million as of the last date of each fiscal quarter beginning on June 30, 2022.
The obligations of the Borrower and certain guarantor subsidiaries (the "Guarantors") are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors. As of December 31, 2022 and December 31, 2021, there were no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2022, there were letters of credit of $23.4 million issued under the Revolving Credit Facility, and $81.6 million was available for borrowings. As of December 31, 2022, the company was in compliance with all covenants under the Credit Agreement.

Senior Secured Convertible Notes

On May 21, 2020, the Company issued $108.1 million in aggregate principal amount of senior secured convertible notes ("D-1 Convertible Notes") pursuant to the Note Purchase Agreement ("Purchase Agreement"), dated May 21, 2020. The total net proceeds from the D-1 Convertible Notes offering, after deducting debt issuance costs paid by the Company, was $105.9 million. The proceeds of the D-1 Convertible Notes were used to enhance the Company's liquidity position and for general corporate purposes. The notes were to mature on June 20, 2023 but were converted into approximately 140,392,925 Series D-1 preferred units of Vacasa Holdings immediately prior to the consummation of the Reverse Recapitalization on December 6, 2021 (see Note 3, Reverse Recapitalization). In connection with the conversion, the Company recorded incremental interest expense of $19.6 million in the consolidated statement of operations during the year ended December 31, 2021.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Prior to the Reverse Recapitalization, the D-1 Convertible Notes accrued cash interest daily at 3% per annum, payable annually in arrears on the anniversary date of the initial closing date. Additionally, the D-1 Convertible Notes accrued payment in kind interest fees ("PIK interest") equal to 7% per annum, which was capitalized by adding the full amount of PIK interest to the principal balance on each anniversary date of the initial closing.

Paycheck Protection Program

In April 2020, the Company entered into a $10.0 million note payable with J.P. Morgan pursuant to the Paycheck Protection Program ("PPP Loan") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and returned the entire outstanding balance plus interest in May 2020.

Prior to the Company's acquisition of TurnKey, TurnKey entered into a $6.4 million note payable pursuant to the Paycheck Protection Program ("PPP") under the CARES Act. Pursuant to the terms of the business combination, the then-current shareholders of TurnKey were required to set aside an amount equal to the PPP loan obligation in an escrow account for the possible repayment of the obligation assumed by the Company. The total loan obligation was repaid by the TurnKey shareholders in full in June 2021.

Note 11 - Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of December 31,

	2022	2021
Class G Common Stock (Note 13)	$5,077	$61,514
Long-term portion of acquisition liabilities(1)	16,226	33,301
Long-term portion of operating lease liabilities	21,706	—
Other	11,978	17,308
Total other long-term liabilities	$54,987	$112,123

(1) The long-term portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due after one year.

Note 12 - Income Taxes

For financial reporting purposes, the domestic and foreign components of losses before income taxes were as follows (in thousands):

	Year Ended December 31,

	2022	2021	2020
United States	$(326,328)	$(145,346)	$(83,232)
Foreign	(4,799)	(8,461)	(9,421)
Total	$(331,127)	$(153,807)	$(92,653)

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,

	2022	2021	2020
Current:
Federal U.S.	$1,509	$(14)	$14
State and local	1,122	889	110
Foreign	473	(36)	117
Total current provision for income taxes	3,104	839	241
Deferred and other:
Federal U.S.	(763)	—	—
State and local	(254)	—	(223)
Foreign	(1,065)	(55)	(333)
Total deferred benefit for income taxes	(2,082)	(55)	(556)
Total income tax expense (benefit)	$1,022	$784	$(315)

Effective Income Tax Rate

The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Year Ended December 31,

	2022	2021	2020
Income tax expense (benefit) at federal statutory rate	21%	21%	21%
Increase (decrease) in tax rate resulting from:
Effect of flow-through entity	—%	(17)%	(21)%
Noncontrolling Interest	(9)%	(2)%	—%
Fair Value Adjustment for Class G Common Stock	—%	2%	—%
Valuation Allowance	(12)%	(2)%	—%
Other	—%	(2)%	—%
Income tax expense (benefit)	—%	—%	—%

Our effective tax rate for the year ended December 31, 2022 differs from the U.S. federal statutory rate of 21% primarily due to the effect of the taxable income or loss that is allocated to the non-controlling interest and the Company's valuation allowance.

Our effective tax rates for the years ended December 31, 2021, and 2020 differ from the U.S. federal statutory rate of 21% primarily due to the effect of a flow-through entity for which the taxable income or loss is allocated to the members.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Deferred Tax Assets and Liabilities

Deferred income tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,

	2022	2021
Deferred Tax Assets ("DTA"):
Net operating loss and tax credit carryforwards	$55,179	$37,000
Reserves and accruals not currently deductible for tax purposes	42	14
Goodwill and other intangibles - DTA	—	—
ASC 718 Adjustment	6,817	—
Property, plant, and equipment	121	1
Investment in Vacasa Holdings, LLC	20,672	283
Investment in Subsidiaries	140	61
Intangibles	3,004	803
Other - DTA	1,703	312
Gross deferred tax assets	87,678	38,474
Less: valuation allowance	(86,451)	(38,376)
Total deferred tax assets	$1,227	$98
Deferred Tax Liabilities ("DTL"):
Property, plant and equipment	(14)	(72)
Goodwill and other intangibles - DTL	—	(1,157)
Other - DTL	(197)	(4)
Total deferred tax liabilities	$(211)	$(1,233)
Net deferred tax asset (liability)(1)	$1,016	$(1,135)

(1) Net deferred tax assets are recorded within other long-term assets on the consolidated balance sheets. Net deferred tax liabilities are recorded primarily within other long-term liabilities on the consolidated balance sheets.

For the year ended December 31, 2022, the change in valuation allowance was $48.1 million, of which $40.1 million was recorded to income tax benefit in the consolidated statement of operations.

For the year ended December 31, 2021, the change in valuation allowance was $36.7 million, of which $3.6 million was recorded to income tax benefit in the consolidated statement of operations.

In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. In assessing the ultimate realizability of its deferred tax assets, the Company considers all available evidence, including cumulative historic and forecasted losses. The Company has had significant cumulative book and tax losses and is currently generating losses, and as such, does not believe it is more likely than not that its U.S. deferred tax assets will be realized. Accordingly, a full valuation allowance has been established in the U.S., and no deferred tax assets and related tax benefit have been recognized in the financial statements. There is no valuation allowance in certain foreign jurisdictions that have cumulative income and expected future income.

As of December 31, 2022 and 2021, the Company did not have any unrecognized tax benefits. The Company did not recognize interest or penalties associated with unrecognized tax benefits during any of the periods presented.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Operating Loss and Tax Credit Carryforwards

The Company has tax net operating loss ("NOL") carryforwards related to its domestic and foreign operations of approximately $217.1 million as of December 31, 2022, of which $9.8 million will begin to expire in 2035, and the remaining of which have an indefinite carryforward.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2022, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2019.

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

Preferred Stock

The Company has been authorized to issue 30,000,000 shares of preferred stock with a par value of $0.00001 per share. Voting and other rights and preferences may be determined from time to time by the Company's Board of Directors. As of December 31, 2022, there were no shares of preferred stock issued and outstanding.

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.00001 per share. As of December 31, 2022, there were 236,390,230 shares of Class A Common Stock outstanding. The holders of the Company's Class A Common Stock are entitled to receive dividends when, as and if declared by the Company's Board out of legally available funds.

Class B Common Stock

The Company is authorized to issue 487,276,085 shares of Class B Common Stock, par value $0.00001 per share, which shares were issued to Existing VH Holders that continued to hold their investment in OpCo Units of Vacasa Holdings in connection with the Reverse Recapitalization, as described in Note 3, Reverse Recapitalization. The holders of the Class B Common Stock hold an equal number of OpCo Units in Vacasa Holdings. From time to time, the Class B Common Stock and OpCo Units held by the Existing VH Holders may be exchanged for one share of Class A Common Stock of the Company or cash (based on the market price for a share of Class A Common Stock) at the election of the Company's Board. As of December 31, 2022, there were 197,445,231 shares of Class B Common Stock outstanding.

Class G Common Stock

The Company is authorized to issue 30,000,000 shares of Class G Common Stock, par value $0.00001 per share. The holders of the Company's Class G Common Stock will not be entitled to vote (except as required by applicable law). As of December 31, 2022, there were 6,333,333 shares of Class G Common Stock outstanding.

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

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements

The Company's Class G Common Stock is not indexed to the common stock of the Company and, therefore, is accounted for as liability classified instruments in accordance with ASC 815-40, as the events that determine the number of shares of Class G Common Stock required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of the Company's Class A Common Stock. The Class G Common Stock was measured at the Reverse Recapitalization date, and subsequently will be measured at each reporting date until settled, or it meets the criteria for equity classification. Changes in the fair value are recorded as a component of other income (expense), net in the consolidated statements of operations. See Note 5, Fair Value Measurements for further information.

Dividends and Conversion

The holders of the Company's Class B Common Stock and Class G Common Stock will not have any right to receive dividends other than stock dividends consisting of shares of the Company's Class B Common Stock and Class G Common Stock, respectively, paid proportionally with respect to each outstanding share of the applicable class of the Company's common stock, in connection with a stock dividend declared and paid on the Company's Class A Common Stock. Stock dividends with respect to each class of the Company's common stock may only be paid with shares of the Company's common stock of the same class.

Shares of Class A Common Stock and Class B Common Stock are not subject to any conversion right.

Redeemable Noncontrolling Interest

The redeemable noncontrolling interest relates to the economic interest of Vacasa Holdings OpCo Units not owned by the Company. As of December 31, 2022, the Company directly owned approximately 54.5% of the interest in Vacasa Holdings and the redeemable noncontrolling interest was 45.5%. The Existing VH Holders that hold the OpCo Units of Vacasa Holdings own an equal number of shares of Class B Common Stock. Due to the cash redemption and the Existing VH Holders controlling the Board of Directors of the Company, the Company has accounted for the redeemable noncontrolling interest as temporary equity.

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

For the year ended December 31, 2020 and through the year-to-date period ended April 1, 2021, Vacasa Holdings redeemable convertible preferred units were probable of becoming redeemable in the future and were recorded at their maximum redemption amount, which was the greater of the original preferred unit issue price plus an amount equal to the preferred unpaid return or the then current fair value, at each balance sheet date. The Company recorded losses of $426.1 million and $202.4 million to remeasure its Redeemable Convertible Preferred Units to their maximum redemption values during the years ended December 31, 2021 and 2020, respectively.

Note 14 – Equity-Based Compensation

In connection with the Reverse Recapitalization, the Company adopted the Vacasa Inc. 2021 Incentive Award Plan (the "2021 Plan") and the Vacasa, Inc. 2021 Non-Qualified Employee Stock Purchase Plan (the "ESPP Plan").

2021 Plan

Under the 2021 Plan, the Board of Directors may grant incentive stock options ("ISOs") to employees of the Company and certain subsidiaries and nonqualified stock options ("NSOs"), restricted stock ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights ("SARs"), performance units and performance bonus awards, and performance stock units ("PSUs") to employees, members of the Board of Directors and consultants of the Company and its subsidiaries.

Under the 2021 Plan, ISOs, NSOs and SARs may be granted at a price not less than 100% of the fair market value of the underlying Class A Common Stock on the date of grant (110% of fair value for ISOs issued to holders of 10% or more of voting

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
stock). Options and SARs are exercisable over a period not to exceed 10 years (five years for incentive stock options granted to holders of 10% or more of the voting stock) from the date of grant. The term of each stock award under the plan will not exceed 10 years and each award generally vests between one and four years.

As of December 31, 2022, there were 13,613,239 shares of the Company's Class A Common Stock reserved for future grants under the 2021 Plan. The number of shares reserved for issuance is subject to an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the least of (a) 3% of the shares of our Class A Common Stock outstanding on the last day of the immediately preceding fiscal year, (b) an amount of additional shares such that the total number of shares available for issuance under the 2021 Plan on such first day of the year, after giving effect to the additional shares, equals 5% of the shares of our Class A Common Stock outstanding on the last day of the immediately preceding fiscal year and (c) such smaller number of shares of our Class A Common Stock as determined by our Board; provided, however, that no more than 25,000,000 shares of our Class A Common Stock may be issued upon the exercise of ISOs. Pursuant to the annual increase provision, an additional 334,520 shares of our Class A Common Stock became reserved for issuance effective January 1, 2023.

ESPP Plan

In connection with the Reverse Recapitalization, the Company adopted the ESPP Plan. The ESPP Plan authorizes the issuance of shares of Class A Common Stock pursuant to purchase rights granted to employees.

As of December 31, 2022, there were 7,946,327 shares of our Class A Common Stock reserved for future sale to employees under the ESPP Plan. The number of shares reserved for issuance is subject to an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the least of (a) 1% of the shares of our Class A Common Stock outstanding on the last day of the immediately preceding fiscal year, (b) an amount of additional shares such that the total number of shares available for issuance under the ESPP on such first day of the year, after giving effect to the additional shares, equals 2% of the shares of our Class A Common Stock outstanding on the last day of the immediately preceding fiscal year, and (c) such number of shares of our Class A Common Stock as determined by our Board. The shares reserved for issuance under the ESPP may be authorized but unissued shares or reacquired shares. Pursuant to the annual increase provision, an additional 133,808 shares of our Class A Common Stock became reserved for issuance effective January 1, 2023.

SARs and Options

Prior to the Reverse Recapitalization, Vacasa Holdings granted unit appreciation rights ("UARs") to employees, consultants, and board members under the UAR plan. Following the effectiveness of the 2021 Plan at the date of the Reverse Recapitalization, the Company ceased granting UAR awards. In connection with the Reverse Recapitalization, UARs were converted into Company SAR Awards which entitle the holder to receive a number of shares of the Company's Class A Common Stock, cash or other assets equal to the appreciation in value between the grant date and the exercise date.

The historical UARs were generally subject to both service-based and liquidity-based vesting conditions. The service-based vesting condition is satisfied based on continued service over a period of time that is set forth in the applicable award agreement. The liquidity-based vesting condition is satisfied upon (i) a change in control (as defined in the UAR Plan) or (ii) the occurrence of the date that is six months and one day following an initial public offering of the Company's securities. The Business Combination Agreement, as described in Note 3, Reverse Recapitalization, provides that the liquidity-based vesting condition will be deemed satisfied if the holder of a Vacasa SAR Award (into which UARs were converted) remains a service provider of the company through the 180th day following the closing of the Reverse Recapitalization. In connection with the Reverse Recapitalization, each UAR that was outstanding immediately prior to the Reverse Recapitalization was converted into a SAR of the Company on terms substantially identical to those in effect prior to the Reverse Recapitalization, except for adjustments to the underlying number of shares and the exercise price based on the determined exchange ratio. The exchange was treated as a modification of the awards which did not result in any incremental compensation expense at the closing of the Reverse Recapitalization. Through December 6, 2021, no equity-based compensation expense had been recognized for the historical UAR awards with the liquidity-event performance-based vesting condition based on the occurrence of a qualifying event, as such qualifying event was not probable. Upon the Reverse Recapitalization, the liquidity-event performance-based condition was met and $18.4 million of equity-based compensation expense was recognized related to these awards.

Prior to the Reverse Recapitalization, Vacasa Holdings recognized equity-based compensation for option awards granted and outstanding under the TurnKey Vacations, Inc., 2014 Equity Incentive Plan, as a result of the TurnKey Acquisition. As a result of the Reverse Recapitalization, stock options outstanding under such plan were converted into 5,553,275 of Class A stock options of the Company based on the Exchange Ratio determined in accordance with the terms of the Reverse Recapitalization. The exchange of such stock options for stock options of the Company's Class A Common Stock was treated as a modification of the awards. The modification of the stock options did not result in any incremental compensation expense to be recognized at the closing of the Reverse Recapitalization.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements

Equity-based Award Activities

Restricted Stock Units

A summary of the RSU activity was as follows during the period indicated:

Activity Type	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	7,998	5.49
Vested(1)	(1,425)	6.68
Forfeited(1)	(1,192)	6.41
Outstanding as of December 31, 2022	5,381	4.96

(1) In connection with his departure as Chief Executive Officer, Matt Roberts received accelerated vesting of 280,200 of his RSUs. The remaining 217,933 of his unvested RSUs were forfeited.

As of December 31, 2022, there was unrecognized compensation expense of $19.3 million related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.2 years.

Performance Stock Units

The Company has granted PSUs to certain members of its leadership team, which vest based upon the achievement of performance criteria and requisite service. The performance criteria are based on the achievement of certain share price appreciation targets. Attainment of each share price appreciation target is measured based on either the trailing 45-day or 60-day average closing trading price of our Class A Common Stock or, in the event of a change in control, the amount per share of Class A Common Stock to be paid to a stockholder in connection with such change in control. For certain of the awards, depending on the performance achieved, the actual number of shares of Class A Common Stock issued to the holder may range from 0% to 200% of the target number of PSUs granted. The number of PSUs granted included in the table below is based on the maximum potential achievement for all awards. In the event that performance criteria and requisite service are not achieved, the corresponding portion of the PSUs that do not vest will be forfeited.

A summary of the PSU activity was as follows during the period indicated:

	Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	3,596	2.72
Vested(1)	(405)	2.33
Forfeited(1)	(1,078)	2.53
Outstanding as of December 31, 2022	2,113	2.90

(1) In connection with his departure as Chief Executive Officer, Matt Roberts received accelerated vesting of 404,732 of his PSUs. The remaining 840,598 of his unvested PSUs were forfeited.

As of December 31, 2022, there was unrecognized compensation expense of $5.3 million related to unvested PSUs, which is expected to be recognized over a weighted-average period of 2.8 years.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Stock Appreciation Rights

A summary of the SARs activity was as follows during the period indicated:

	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding as of January 1, 2021	—	$—
Effect of Reverse Recapitalization	5,028	2.95
Forfeited	(14)	3.56
Outstanding as of December 31, 2021	5,014	2.95
Exercised	(2,758)	2.68
Forfeited	(515)	4.06
Outstanding as of December 31, 2022	1,741	3.06

The aggregate intrinsic value of SARs exercised during the year ended December 31, 2022 was $5.4 million. As of December 31, 2022, there was $0.6 million of unrecognized compensation expense for the Company's SARs that will be recognized over a weighted-average remaining recognition period of 1.1 years. As of December 31, 2022, the Company's outstanding SARs had a weighted-average remaining contractual life of 6.3 years and no intrinsic value.

Stock Options

A summary of the stock options activity was as follows during the period indicated:

Activity Type	Stock Options (in thousands)	Weighted Average Exercise Price
Outstanding as of January 1, 2021	—	$—
Effect of Reverse Recapitalization	5,553	0.93
Forfeited	(92)	1.64
Outstanding as of December 31, 2021	5,461	0.91
Exercised	(472)	0.45
Forfeited	(292)	1.60
Outstanding as of December 31, 2022	4,697	0.92

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2022 was $1.5 million. As of December 31, 2022, there was $0.3 million of unrecognized compensation expense for the Company's stock options that will be recognized over a weighted-average remaining recognition period of 1.6 years. As of December 31, 2022, the Company's outstanding stock options had a weighted-average remaining contractual life of 5.4 years and an intrinsic value of $2.3 million.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Employee Equity Units

A summary of the Vacasa Employee Holdings LLC employee equity units is as follows:

	Employee Equity Units (in thousands)	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2020	6,074	$0.93
Granted	2,931	6.41
Vested in connection with Reverse Recapitalization	(3,693)	0.76
Unvested balance as of Reverse Recapitalization	5,312	4.10
Vested after Reverse Recapitalization	(358)	0.69
Forfeited or cancelled	—	—
Unvested outstanding as of December 31, 2021	4,954	$4.34
Vested	(2,280)	4.05
Forfeited	(654)	1.48
Unvested outstanding as of December 31, 2022	2,020	5.60

As of December 31, 2022, there was $11.0 million of unrecognized compensation expense related to unvested employee equity units, which is expected to be recognized over a weighted-average period of 2.2 years.

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

Prior to the consummation of the Reverse Recapitalization, the determination of the fair value of awards on the date of grant utilized an option-pricing model which used the value of the Company's equity units on the date of grant, the expected term of the awards, volatility, risk-free interest rate, and discount for lack of marketability. The Company's computation of expected volatility was based on the historical volatility of selected comparable publicly traded companies over a period equal to the expected term of the award. The risk-free interest rate reflected the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant. The value of the Company's equity units was determined by first determining the BEV of Vacasa Holdings and then allocating that equity fair value to Vacasa Holdings' redeemable convertible preferred units, common units and common unit equivalents. The BEV was estimated primarily using a market approach, which measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets and comparing a business to a group of its peer companies.

Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2021 Nonqualified ESPP. Under the ESPP, eligible participants may purchase shares of the Company’s Class A Common Stock using payroll deductions, which may not exceed 15% of their total cash compensation. Offering and purchase periods begin on June 1 and December 1 of each year. Participants will be granted the right to purchase shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the applicable one-year offering period or (ii) the end of each six-month purchase period within the offering period.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
The ESPP does not meet the criteria of Section 423 of the Internal Revenue Code and is considered a non-qualified plan for federal tax purposes. The Company has treated the ESPP as a compensatory plan under GAAP.

For the year ended December 31, 2022, there were 915,464 shares of Class A Common Stock purchased under the ESPP at a weighted-average price of $1.33 per share.

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense for the periods presented in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,

	2022	2021	2020
Cost of revenue	$1,025	$113	$—
Operations and support	5,931	2,574	252
Technology and development	5,733	3,032	641
Sales and marketing	5,554	8,270	372
General and administrative	15,927	12,989	2,084
Total equity-based compensation expense	$34,170	$26,978	$3,349

Vacasa Holdings LLC Equity

For the year-to-date period ended April 1, 2021, Vacasa Holdings redeemable convertible preferred units were probable of becoming redeemable in the future and were recorded at their maximum redemption amount, which was the greater of the original preferred unit issue price plus an amount equal to the preferred unpaid return or the then current fair value, at each balance sheet date. The Company recorded a loss of $426.1 million remeasurement of its redeemable convertible preferred units during the year ended December 31, 2021. Subsequent to April 1, 2021, the Company did not adjust the carrying amount of the Vacasa Holdings redeemable convertible preferred units to the deemed liquidation value of such units, as a qualifying liquidation event was not probable. In connection with the Reverse Recapitalization on December 6, 2021, all of the existing holders of Vacasa Holdings preferred units exchanged their interests in Vacasa Holdings for Class A Common Stock or Class B Common Stock and OpCo Units in Vacasa Holdings, and the Vacasa Holdings redeemable convertible preferred units are no longer outstanding.

For the year ended December 31, 2021, Vacasa Holdings common unit warrants were measured and recorded at fair value on a recurring basis. The Company recorded a loss of $11.5 million to remeasure the common unit warrants to their fair values during the year ended December 31, 2021. In connection with the Reverse Recapitalization on December 6, 2021, these warrants were net exercised in accordance with their terms and were no longer outstanding as of December 31, 2021.

Note 15 – Net Loss Per Share

The Company calculates net income (loss) per share of Class A Common Stock in accordance with ASC 260, Earnings Per Share, which requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is calculated by dividing net income attributable to Vacasa, Inc. by the weighted-average shares of Class A Common Stock outstanding without the consideration for potential dilutive shares of common stock. Diluted net income (loss) per share represents basic net income (loss) per share adjusted to include the potentially dilutive effect of RSUs, PSUs, SARs, stock options, employee equity units, purchases under the ESPP, and Class G Common Stock. Diluted net income (loss) per share is computed by dividing the net income by the weighted-average number of Class A Common Stock equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. During periods of net loss, diluted loss per share is equal to basic net loss per share because the antidilutive effect of potential common shares is disregarded.

The Company analyzed the calculation of net income (loss) per share for periods prior to the Reverse Recapitalization as described in Note 3, Reverse Recapitalization, and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements. Therefore, loss per share information has not been presented for periods prior to the Reverse Recapitalization on December 6, 2021. The basic and diluted loss per share of Class A Common Stock for the year ended December 31, 2021 represents only the period of December 6, 2021 to December 31, 2021.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
The following is a reconciliation of basic and diluted loss per share of Class A Common Stock for the year ended December 31, 2022 and for the period December 6, 2021 through December 31, 2021 (in thousands, except per share data):

	Year Ended December 31,	December 6 - December 31,

	2022	2021
Net loss attributable to Class A Common Stockholders for basic and diluted net loss per share	$(177,898)	$(12,697)
Weighted-average shares for basic and diluted loss per share(1)	223,423	214,794
Basic and Diluted loss per share of Class A Common Stock	$(0.80)	$(0.06)

(1) Basic and diluted weighted-average shares outstanding include restricted stock units that have vested but whose settlement into shares of Class A Common Stock has not yet occurred.

Shares of the Company's Class B Common Stock and Class G Common Stock do not participate in earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B Common Stock and Class G Common Stock under the two-class method has not been presented.

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share of Class A Common Stock either because their impact would have been antidilutive for the period presented or because they were contingently issuable upon the satisfaction of certain market conditions (in thousands):

Year Ended December 31,

2022
OpCo units(1)	197,445
Restricted stock units	5,381
Performance stock units(2)	2,113
Stock appreciation rights	1,741
Stock options	4,697
Employee equity units	2,020
Employee stock purchase plan	3,499
Class G Common Stock	8,227
Common shares excluded from calculation of diluted net income (loss) per share	225,123

(1) These securities are neither dilutive or anti-dilutive for the period presented as their assumed redemption for shares of Class A Common Stock would cause a proportionate increase to Net income (loss) attributable to Class A Common Stockholders, diluted.

(2) PSUs are contingently issuable upon the satisfaction of certain market conditions. As of December 31, 2022, none of the requisite market conditions have been met, and therefore all such contingently issuable shares have been excluded from the calculation of diluted loss per share of Class A Common Stock.

Note 16 – Commitments and Contingencies

Leases

See Note 8, Leases.

Regulatory Matters and Legal Proceedings

The Company’s operations are subject to laws, rules, and regulations that vary by jurisdiction. In addition, the Company has been and is currently a party to various legal proceedings, including employment and general litigation matters, which arise in the ordinary course of business. Such proceedings and claims can require the Company to expend significant financial and operational resources.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
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

Tax Matters

Some states and localities in the U.S. and elsewhere in the world impose transient occupancy, lodging accommodations, and sales taxes ("Hospitality and Sales Taxes") on the use or occupancy of lodging accommodations or other traveler services. The Company collects and remits Hospitality and Sales Taxes on behalf of its homeowners. Such Hospitality and Sales Taxes are generally remitted to tax jurisdictions within a 30 day period following the end of each month, quarter, or year end.

As of December 31, 2022 and December 31, 2021, the Company had an obligation to remit Hospitality and Sales Taxes collected from guests in these jurisdictions totaling $17.9 million and $12.5 million, respectively. These payables are recorded in hospitality and sales taxes payable on the consolidated balance sheets.

The Company’s potential obligations with respect to Hospitality and Sales Taxes could be affected by various factors, which include, but are not limited to, whether the Company determines, or any tax authority asserts, that the Company has a responsibility to collect lodging and related taxes on either historical or future transactions or by the introduction of new ordinances and taxes that subject the Company’s operations to such taxes. The Company is under audit and inquiry by various domestic tax authorities with regard to non-income tax matters. The Company has estimated liabilities in certain jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company has additional liabilities and the related amounts can be reasonably estimated. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its homeowners, guests, and service contracts. The disputes involve the applicability of transactional taxes (such as sales, value-added, information reporting, and similar taxes) to services provided. As of December 31, 2022 and December 31, 2021, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $11.8 million and $13.1 million, respectively. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

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

In January 2023, the Company was served with a complaint filed against multiple subsidiaries of the Company alleging, among other things, wrongful death relating to a fire in 2020 at rental units managed by a subsidiary of the Company. The complaint was filed in Dare County Superior Court in the State of North Carolina and seeks damages related to the deaths of three individuals. The Company believes it has meritorious defenses to the allegations in the complaint and will vigorously contest the allegations.

The Company does not believe, based on currently available facts and circumstances, that the final outcome of any pending legal proceedings or ongoing regulatory investigations, taken individually or as a whole, will have a material adverse effect on our consolidated financial statements. However, lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and other resources to defend. The results of litigation or regulatory investigations are inherently uncertain, and material adverse outcomes are possible. From time to time, the Company may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
During the periods presented, no material amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to loss contingencies associated with any regulatory matter or legal proceeding. These matters are subject to many uncertainties, and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the regulatory matters and legal proceedings described above will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

Accommodations Protection Program

The Company offers an Accommodations Protection Program (the "Program") that covers the Company and the homeowner for covered incidents that occur during the period of a confirmed rental reservation for the property that is booked through the Company. The Program is administered by a third-party insurer under a commercial liability insurance policy and is subject to the policy terms and Program rules that are in effect at the time of an occurrence. The Program includes various market-standard conditions, limitations, and exclusions. Homeowners who sign a new vacation rental services agreement with the Company are automatically enrolled in the Program and charged a fixed amount per night of each confirmed vacation rental stay. A homeowner may opt out of the Program at any time by completing an opt-out form. If a homeowner opts out of the Program, the homeowner’s insurance policies, or the homeowner personally if the homeowner does not carry insurance, become primary for all occurrences and incidents that happen in or about the home.

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

Note 17 - Employee Benefit Plan

The Company maintains the Vacasa 401(k) Plan ("401(k) Plan"), a defined contribution benefit plan, for its employees who satisfy certain eligibility requirements. The 401(k) Plan allows eligible employees to make voluntary contributions at the discretion of the employee, up to the maximum annual contribution subject to Internal Revenue Code limitations. The Company matches contributions made by 401(k) Plan participants equal to 100% of the elective deferrals up to 6% of a participant's annual eligible compensation. Both employee contributions and the Company’s matching contributions are fully vested upon contribution. For the years ended December 31, 2022, 2021, and 2020, the Company recognized matching contribution expense of $10.5 million, $7.9 million, and $4.4 million, respectively.

Note 18 – Subsequent Events

Workforce Reduction Plan

On January 23, 2023, the Board of Directors of the Company approved a workforce reduction plan (the “Plan”) designed to align the Company’s expected cost base with its 2023 strategic and operating priorities. The Plan includes the elimination of approximately 1,300 positions across the Company, in both its local operations teams and central teams, representing approximately 17% of the workforce.

The Company estimates the aggregate pre-tax costs associated with the Plan to be approximately $5 million, primarily consisting of severance payments of approximately $4 million and employee benefits and related costs of approximately $1 million. The Company expects to incur substantially all of these charges in the first and second quarter of 2023. All of these costs will result in future cash expenditures. The Company expects the reduction in force to be substantially complete by the second quarter of 2023. The estimates of costs and expenses that the Company expects to incur in connection with the Plan are subject to a number of assumptions and actual results may differ materially.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

As permitted by related SEC staff interpretive guidance for newly acquired businesses, the operations of one of our portfolio transactions (the "Acquired Business") were excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. The operations of the Acquired Business were excluded from the evaluation of the effectiveness of our disclosure controls and procedures only for the period (not beyond one year from the date of acquisition) and extent to which the operations had not yet been integrated into our existing control environment. The Acquired Business represented approximately 2.4% and 1.3% of our total assets (excluding goodwill and intangible assets) and revenue, respectively, as of and for the year ended December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
2.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
3.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was effective at December 31, 2022.

This Annual Report on Form 10-K does not include an attestation of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

PART IV

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File Number	Date	Exhibit	Filed/Furnished Herewith
2.1	Business Combination Agreement, dated as of July 28, 2021, by and among TPG Pace Solutions Corp., TK Newco, Vacasa Holdings LLC, and certain other parties named therein.	S-4/A	333-258739	10/22/21	Annex A
2.2	Contribution Agreement, dated as of March 7, 2021, by and among TurnKey Vacation Rentals, Inc., Turnkey Vacations, Inc. and Vacasa Holdings LLC.	S-4/A	333-258739	10/22/21	2.2
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41130	12/09/21	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41130	12/09/21	3.2
4.1	Specimen Class A Common Stock Certificate of Vacasa, Inc.	S-4/A	333-258739	10/22/21	4.1
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended.					*
10.1	Stockholders Agreement, dated as of December 6, 2021.	8-K	001-41130	12/09/21	10.1
10.2	Amendment No. 1 to Stockholders Agreement, dated as of August 16, 2022					*
10.3	Registration Rights Agreement, dated as of December 6, 2021.	8-K	001-41130	12/09/21	10.2
10.4	Tax Receivable Agreement, dated as of December 6, 2021, by and among Vacasa, Inc., Vacasa Holdings LLC and certain other parties named therein.	8-K	001-41130	12/09/21	10.3

10.5	Fourth Amended and Restated Limited Liability Company Agreement of Vacasa Holdings LLC, dated as of December 6, 2021.	8-K	001-41130	12/09/21	10.4
10.6	Form of Indemnification and Advancement Agreement.	S-4/A	333-258739	11/08/21	10.24
10.7	Revolving Credit Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank.	S-4/A	333-258739	10/22/21	10.19
10.8	Amendment No. 1, dated December 8, 2021, to the Credit Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank.	8-K	001-41130	12/09/21	10.6
10.9	Collateral Agreement, dated as of December 6, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the other grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent.	8-K	001-41130	12/09/21	10.7
10.10	Guarantee Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the subsidiary guarantors identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	S-4/A	333-258739	10/22/21	10.20
10.11#	Vacasa, Inc. Non-Employee Director Compensation Program.	8-K	001-41130	12/09/21	10.8
10.12#	Vacasa, Inc. 2021 Incentive Award Plan.	S-8	333-261693	12/16/21	99.3
10.13#	Form of Stock Option Grant Notice under the Vacasa, Inc. 2021 Incentive Award Plan.	S-1	333-261922	12/28/21	10.9.1
10.14#	Form of Restricted Stock Unit Award Grant Notice under the Vacasa, Inc. 2021 Incentive Award Plan.	S-1	333-261922	12/28/21	10.9.2
10.15#	Form of Performance Stock Unit Award Grant Notice under the Vacasa, Inc. 2021 Incentive Award Plan.	10-Q	001-41130	11/10/22	10.4
10.16#	Vacasa, Inc. 2021 Nonqualified Employee Stock Purchase Plan.	S-8	333-261693	12/16/21	99.4
10.17#	TurnKey Vacation Rentals, Inc. 2014 Equity Incentive Plan, as amended.	S-8	333-261693	12/16/21	99.1
10.18#	Vacasa, Inc. 2016 Equity Compensation Incentive Plan.	S-8	333-261693	12/16/21	99.2

10.19#	Offer Letter, dated August 22, 2022, between Vacasa LLC and Robert Greyber.	10-Q	001-41130	11/10/22	10.1
10.20#	Change in Control and Retention Agreement, dated September 6, 2022, between Vacasa LLC and Robert Greyber.	10-Q	001-41130	11/10/22	10.2
10.21#	Separation and Release Agreement, dated August 22, 2022, between Vacasa LLC and Matthew Roberts.	10-Q	001-41130	11/10/22	10.3
10.22#	Offer Letter, dated October 28, 2021, between Vacasa, Inc. and Barbara Messing.	S-4/A	333-258739	11/08/21	10.25
10.23#	Offer Letter, dated December 8, 2020, between Vacasa LLC and Jamie Cohen.	10-K	001-41130	3/21/22	10.18
10.24#	Change in Control and Retention Agreement, dated March 1, 2021, between Vacasa LLC and Jamie Cohen.	10-K	001-41130	3/21/22	10.19
10.25#	Offer Letter, date April 6, 2021, between Vacasa LLC and Craig Smith.	10-K	001-41130	3/21/22	10.20
10.26#^	Change in Control and Retention Agreement, dated April 12, 2021, between Vacasa LLC and Craig Smith.	10-K	001-41130	3/21/22	10.21
10.27#	Vacasa LLC Executive Incentive Compensation Plan.	10-K	001-41130	3/21/22	10.23
10.28	Note Purchase Agreement, dated as of May 21, 2020, by and among Vacasa Holdings LLC, the purchasers party thereto and Wilmington Savings Fund Society, FSB, as the Administrative Agent and Collateral Agent, as amended.	S-4/A	333-258739	10/22/21	10.17
10.29	Guarantee and Collateral Agreement, dated as of May 21, 2020, by and among Vacasa Holdings LLC, the other Note Parties identified therein, and Wilmington Savings Fund Society, FSB, as Collateral Agent.	S-4/A	333-258739	10/22/21	10.18
21.1	List of Subsidiaries of Vacasa, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm.					*
24.1	Power of Attorney.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
^	Certain portions of this exhibit (indicated by “[***]”) have been omitted as we have determined the omitted information is (i) not material and (ii) the type of information that we both customarily and actually treat as private and confidential.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vacasa, Inc.
By:	/s/ Robert Greyber
Robert Greyber
Chief Executive Officer
Date:	March 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2023, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert Greyber	Chief Executive Officer and Director	March 14, 2023
Robert Greyber	(Principal Executive Officer)

/s/ Jamie Cohen	Chief Financial Officer	March 14, 2023
Jamie Cohen	(Principal Financial and Accounting Officer)

*	Director	March 14, 2023
Joerg Adams

*	Director	March 14, 2023
Ryan Bone

*	Director	March 14, 2023
Eric Breon

*	Director	March 14, 2023
Chad Cohen

*	Director	March 14, 2023
Benjamin Levin

*	Director	March 14, 2023
Barbara Messing

*	Chairman of the Board of Directors	March 14, 2023
Jeffrey Parks

*	Director	March 14, 2023
Karl Peterson

*	Director	March 14, 2023
Chris Terrill

*By: /s/ Jamie Cohen
Jamie Cohen
Attorney-in-fact
March 14, 2023