Form 10-Q
period 2023-03-31
Vacasa, Inc.
filed 2023-05-10
CIK 1874944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(503) 946-3650
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

As of May 5, 2023, 238,744,044 shares of the registrant's Class A Common Stock were outstanding, 196,160,025 shares of the registrant's Class B Common Stock were outstanding, and 6,333,333 shares of the registrant's Class G Common Stock were outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our results of operations, financial position, growth strategy, seasonality, business strategy, policies, and approach, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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
•the effects of seasonal and other trends on our results of operations;
•anticipated trends, developments, and challenges in our industry, business, and the highly competitive markets in which we operate, including changes in guest booking patterns and levels of supply of vacation rental homes;
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
•our ability to remain in compliance with Nasdaq listing requirements;
•our ability to maintain, protect, and enhance our intellectual property; and

•those risks, uncertainties, and assumptions identified in Part I, Item 1A. "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report"), Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" in this Quarterly Report, and in our subsequent filings with the Securities and Exchange Commission.

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

Basis of Presentation

Vacasa, Inc. was incorporated on July 1, 2021 under the laws of the state of Delaware as a wholly owned subsidiary of Vacasa Holdings LLC ("Vacasa Holdings") for the purpose of consummating the business combination described herein. In December 2021, Vacasa, Inc. merged with TPG Pace Solutions Corp., with Vacasa, Inc. continuing as the surviving entity, following which Vacasa, Inc. consummated a series of reorganization transactions through which Vacasa, Inc. became the sole manager and owner of approximately 50.3% of the outstanding equity interests in Vacasa Holdings, and Vacasa Holdings cancelled its ownership interest in Vacasa, Inc. The business combination was accounted for as a reverse recapitalization (the "Reverse Recapitalization") in accordance with accounting principles generally accepted in the United States of America ("GAAP"). For the period from inception to December 6, 2021, Vacasa, Inc. had no operations, assets or liabilities. Unless otherwise indicated, the financial information included herein is that of Vacasa Holdings, which, following the business combination, became the business of Vacasa, Inc. and its subsidiaries.

Additionally, unless the context otherwise requires, references herein to the “Company,” “we,” “us,” or “our” refer (a) after December 6, 2021, to Vacasa, Inc. and its consolidated subsidiaries and (b) prior to December 6, 2021, to Vacasa Holdings and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

Vacasa, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	As of March 31,	As of December 31,

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$218,052	$157,810
Restricted cash	246,203	161,850
Accounts receivable, net	15,470	17,204
Prepaid expenses and other current assets	28,978	44,499
Total current assets	508,703	381,363
Property and equipment, net	64,241	65,543
Intangible assets, net	201,533	214,851
Goodwill	582,643	585,205
Other long-term assets	55,372	58,622
Total assets	$1,412,492	$1,305,584
Liabilities, Temporary Equity, and Equity
Current liabilities:
Accounts payable	$40,899	$35,383
Funds payable to owners	305,567	228,758
Hospitality and sales taxes payable	72,517	52,217
Deferred revenue	181,115	124,969
Future stay credits	2,026	3,369
Accrued expenses and other current liabilities	82,429	85,833
Total current liabilities	684,553	530,529
Long-term debt, net of current portion	—	125
Other long-term liabilities	48,371	54,987
Total liabilities	$732,924	$585,641
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	285,393	306,943
Equity:
Class A Common Stock, par value $0.00001, 1,000,000,000 shares authorized; 238,444,502 and 236,390,230 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	24	24
Class B Common Stock, par value $0.00001, 480,743,729 shares authorized; 196,444,995 and 197,445,231 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	20	20
Additional paid-in capital	1,360,637	1,355,139
Accumulated deficit	(965,977)	(942,185)
Accumulated other comprehensive income (loss)	(529)	2
Total equity	394,175	413,000
Total liabilities, temporary equity, and equity	$1,412,492	$1,305,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31,

	2023	2022
Revenue	$256,854	$247,260
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	124,131	121,759
Operations and support	60,813	59,301
Technology and development	14,273	17,565
Sales and marketing	57,504	59,657
General and administrative	25,707	23,201
Depreciation	4,997	4,919
Amortization of intangible assets	15,690	16,263
Total operating costs and expenses	303,115	302,665
Loss from operations	(46,261)	(55,405)
Interest income	1,578	38
Interest expense	(723)	(610)
Other income, net	2,157	842
Loss before income taxes	(43,249)	(55,135)
Income tax expense	(363)	(803)
Net loss	$(43,612)	$(55,938)
Less: Net loss attributable to redeemable noncontrolling interests	(19,820)	(27,856)
Net loss attributable to Class A Common Stockholders	$(23,792)	$(28,082)
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.10)	$(0.13)
Weighted-average shares of Class A Common Stock used to compute net loss per share:
Basic and diluted	236,937	214,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2023	2022
Net loss	$(43,612)	$(55,938)
Foreign currency translation adjustments	(970)	424
Total comprehensive loss	$(44,582)	$(55,514)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(20,259)	(27,645)
Total comprehensive loss attributable to Class A Common Stockholders	$(24,323)	$(27,869)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2023	2022
Cash from operating activities:
Net loss	$(43,612)	$(55,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Credit loss expense	1,245	859
Depreciation	4,997	4,919
Amortization of intangible assets	15,690	16,263
Impairment of right-of-use assets	4,240	—
Future stay credit breakage	(640)	(15,044)
Reduction in the carrying amount of right-of-use assets	2,592	3,064
Deferred income taxes	8	601
Other gains and losses	(214)	510
Fair value adjustment on derivative liabilities	(1,923)	(802)
Non-cash interest expense	53	54
Equity-based compensation expense	4,141	11,630
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	451	13,491
Prepaid expenses and other assets	12,792	(10,049)
Accounts payable	5,600	9,876
Funds payable to owners	76,533	103,325
Hospitality and sales taxes payable	20,236	20,841
Deferred revenue and future stay credits	55,530	36,939
Operating lease obligations	(2,614)	(1,393)
Accrued expenses and other liabilities	3,531	3,342
Net cash provided by operating activities	158,636	142,488
Cash from investing activities:
Purchases of property and equipment	(1,144)	(4,013)
Cash paid for internally developed software	(2,573)	(2,207)
Cash paid for business combinations, net of cash and restricted cash acquired	(587)	(13,314)
Net cash used in investing activities	(4,304)	(19,534)
Cash from financing activities:
Payments of Reverse Recapitalization costs	—	(459)
Cash paid for business combinations	(7,911)	(7,251)
Payments of long-term debt	(125)	(125)
Proceeds from exercise of stock options	66	4
Proceeds from Employee Stock Purchase Program	483	—
Proceeds from borrowings on revolving credit facility	1,000	—
Repayment of borrowings on revolving credit facility	(1,000)	—
Repayment of financed insurance premiums	(1,676)	—
Other financing activities	(40)	(162)
Net cash used in financing activities	(9,203)	(7,993)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(534)	148
Net increase in cash, cash equivalents and restricted cash	144,595	115,109
Cash, cash equivalents and restricted cash, beginning of period	319,660	519,136
Cash, cash equivalents and restricted cash, end of period	$464,255	$634,245

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$2,700	$19
Cash paid for interest	498	224
Cash paid for operating lease liabilities	3,057	3,505

Supplemental disclosures of non-cash activities:
Financed insurance premiums	186	—
Lease liabilities exchanged for right-of-use assets	814	883

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$218,052	$354,767
Restricted cash	246,203	279,478
Total cash, cash equivalents and restricted cash	$464,255	$634,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands, except share and unit data)
(unaudited)

	Redeemable Non-controlling Interests	Redeemable Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2022	$306,943	—	$—	—	$—	236,390,230	$24	197,445,231	$20	$1,355,139	$(942,185)	$2	$413,000
Vesting of employee equity units	197							231,875		(197)			(197)
Vesting of restricted stock units	(484)					685,908				484			484
Exercise of equity-based awards	(96)					136,253				162			162
Redemption of OpCo units and retirement of Class B Common Stock	(1,915)					1,232,111		(1,232,111)		1,915			1,915
Equity-based compensation	1,007									3,134			3,134
Foreign currency translation adjustments	(439)											(531)	(531)
Net loss	(19,820)										(23,792)		(23,792)
Balance as of March 31, 2023	$285,393	—	$—	—	$—	238,444,502	$24	196,444,995	$20	$1,360,637	$(965,977)	$(529)	$394,175

Balance as of December 31, 2021	$1,770,096	—	$—	—	$—	214,793,795	$21	212,751,977	$21	$—	$(751,929)	$(59)	$(751,946)
Vesting of employee equity units	992							846,589		(992)			(992)
Exercise of equity-based awards	(12)					10,085				33			33
Equity-based compensation	1,616									10,014			10,014
Foreign currency translation adjustments	211											213	213
Net loss	(27,856)										(28,082)		(28,082)
Adjustment of redeemable noncontrolling interest to redemption amount	21,412									(9,055)	(12,357)		(21,412)
Balance as of March 31, 2022	$1,766,459	—	$—	—	$—	214,803,880	$21	213,598,566	$21	$—	$(792,368)	$154	$(792,172)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Description of Business

Vacasa, Inc. and its subsidiaries (the "Company") operate a vertically integrated vacation rental platform. Homeowners utilize the Company’s technology and services to realize income from their rental assets. Guests from around the world utilize the Company’s technology and services to search and book Vacasa-listed properties in the United States, Belize, Canada, Costa Rica, and Mexico. The Company collects nightly rent on behalf of homeowners and earns the majority of its revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through the Company’s website or app or through its distribution partners. The Company conducts its business through Vacasa Holdings LLC ("Vacasa Holdings" or "OpCo") and its subsidiaries. The Company is headquartered in Portland, Oregon.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the Securities and Exchange Commission ("SEC"). These condensed consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries, and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. The financial information as of December 31, 2022 contained in this Quarterly Report is derived from the audited consolidated financial statements and notes included in the Company's 2022 Annual Report, which should be read in conjunction with these condensed consolidated financial statements. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with GAAP. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year.

As of March 31, 2023, the Company held 238,444,502 units of Vacasa Holdings ("OpCo Units"), which represented an ownership interest of approximately 55%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through redeemable noncontrolling interests in the condensed consolidated balance sheets and net loss attributable to redeemable noncontrolling interests in the condensed consolidated statements of operations.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment and intangible assets, allowance for credit losses, valuation of assets acquired and liabilities assumed in business acquisitions and related contingent consideration, valuation of warrants, valuation of Class G Common Stock, valuation of redeemable convertible preferred units, valuation of equity-based compensation, valuation of goodwill, and evaluation of recoverability of long-lived assets. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

Significant Accounting Policies

There were no changes to the accounting policies disclosed in Note 2, Significant Accounting Policies of the Company's 2022 Annual Report that had a material impact on the Company's condensed consolidated financial statements and related notes.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounting Pronouncements Adopted in Fiscal 2023

In September 2022, the FASB issued Accounting Standards Update ("ASU") No. 2022-04, requiring enhanced disclosures related to supplier financing programs. The ASU requires disclosure of the key terms of the program and a rollforward of the related obligation during the annual period, including the amount of obligations confirmed and obligations subsequently paid. The new disclosure requirements became effective for the Company on January 1, 2023, except for the rollforward requirement, which will be effective for the Company beginning on January 1, 2024. The adoption did not have a material impact on the Company's financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

The Company has not identified any recent accounting pronouncements that are expected to have a material impact on the Company's financial position, results of operations, or cash flows.

Note 3 - Revenue

Revenue Disaggregation

A disaggregation of the Company’s revenues by nature of the Company’s performance obligations are as follows (in thousands):

	Three Months Ended March 31,

	2023	2022
Vacation rental platform	$248,228	$236,383
Other services	8,626	10,877
Total	$256,854	$247,260

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below presents the activity of the Company's future stay credit liability balance (in thousands):

Three Months Ended March 31,

2023
Balance as of December 31, 2022	$3,369
Issuances	773
Redemptions	(1,470)
Breakage recognized in revenue	(640)
Foreign currency fluctuations	(6)
Balance as of March 31, 2023	$2,026

Costs to Obtain a Contract

The Company capitalizes certain costs it incurs to obtain new homeowner contracts when those costs are expected to be recovered through revenue generated from that contract. Capitalized amounts are amortized on a straight-line basis over the estimated life of the customer through sales and marketing expenses in the condensed consolidated statement of operations. Costs to obtain a contract capitalized as of March 31, 2023 and December 31, 2022 were $29.0 million and $26.4 million, respectively, and were recorded as a component of prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets. The amount of amortization recorded for the three months ended March 31, 2023 and 2022 was $1.8 million and $1.3 million, respectively.

Allowance for Credit Losses

As of March 31, 2023 and December 31, 2022, the Company’s allowance for credit losses related to accounts receivable was $11.8 million and $11.2 million, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized credit loss expense of $1.2 million and $0.9 million, respectively, which were recorded as a component of general and administrative expense in the condensed consolidated statements of operations.

Note 4 – Acquisitions

The Company has expanded the number of vacation rental properties on its platform through individual additions, portfolio transactions, and strategic acquisitions. While the Company onboards individual vacation rental properties through its sales team, the Company has also engaged in portfolio transactions and strategic acquisitions to onboard multiple homes in a single transaction. Portfolio and strategic acquisitions are generally accounted for as business combinations. The goodwill resulting from portfolio transactions and strategic acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with the Company's existing operations, and from benefits derived from gaining the related assembled workforce.

Three Months Ended March 31, 2023

During the three months ended March 31, 2023, the Company did not complete any portfolio transactions.

During the three months ended March 31, 2023, the Company recorded measurement period adjustments related to certain portfolio transactions that occurred in prior periods. For more information about these acquisitions, see the Company's 2022 Annual Report. The impact of the measurement period adjustments was a decrease in goodwill of $2.6 million and an increase in intangible assets of $2.4 million. The remaining changes in acquired assets and assumed liabilities were not material.

The purchase price allocations for the portfolio transactions completed from the second quarter of 2022 through the fourth quarter of 2022 are preliminary, and the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. The Company recorded the purchase price allocations based upon currently available information.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 - Fair Value Measurements

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of March 31, 2023

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$15,389	$15,389
Class G Common Stock(1)	—	—	3,154	3,154

	As of December 31, 2022

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$22,317	$22,317
Class G Common Stock(1)	—	—	5,077	5,077

(1) For more information, see Note 13, Equity of our 2022 Annual Report.

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

Contingent Consideration

The contingent consideration obligations are recorded in accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. The fair value of the contingent consideration is estimated utilizing an income approach and based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets at the acquisition date. The Company assesses the fair value of these obligations at each reporting date thereafter with any changes reflected as gains and losses in general and administrative expenses in the condensed consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the three months ended March 31, 2023 and 2022.

Class G Common Stock

The contingent earnout share consideration represented by the Company's Class G Common Stock is recorded in other long-term liabilities on the condensed consolidated balance sheets. The fair value of the Class G Common Stock is estimated on a recurring basis using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the remaining term of the shares. Pursuant to the Amended and Restated Certificate of Incorporation, the Class G Common Stock is automatically converted to Class A shares at certain conversion ratios upon the occurrence of their respective triggering events. Inputs used to determine the estimated fair value of the Class G Common Stock include the remaining contractual term of the shares, the risk-free rate, the volatility of comparable companies over the remaining term, and the price of the Company's Class A Common Stock. The Company assesses the fair value of the Class G Common Stock at each reporting date with any changes reflected as other income (expense), net in the condensed consolidated statements of operations.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the changes in the Company's Class G Common Stock measured and recorded at fair value on a recurring basis using significant unobservable inputs (in thousands):

Three Months Ended March 31,

2023
Balance as of December 31, 2022	$5,077
Change in fair value of Class G Common Stock included in earnings	(1,923)
Balance as of March 31, 2023	$3,154

Impairment of Right-of-Use Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the three months ended March 31, 2023, the Company took substantive action to negotiate certain sublease agreements for portions of the Company's leased corporate office space in Portland, Oregon and Boise, Idaho. Based on the sublease negotiations, the Company determined that the respective right-of-use assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair value of the asset groups based on their discounted cash flows. The carrying values of the asset groups exceeded their fair values and, as a result, the Company recorded right-of-use asset impairments of $4.2 million for the three months ended March 31, 2023. These impairments are recorded within general and administrative expenses in the condensed consolidated statements of operations.

Note 6 - Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,

	2023	2022
Land	$13,394	$13,394
Buildings and building improvements	12,471	12,471
Leasehold improvements	6,534	6,528
Computer equipment	13,621	13,510
Furniture, fixtures, and other	23,129	22,096
Vehicles	8,011	7,975
Internal-use software	55,652	53,024
Total	132,812	128,998
Less: Accumulated depreciation	(68,571)	(63,455)
Property and equipment, net	$64,241	$65,543

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 - Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life Remaining (in years)	As of March 31, 2023

		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Homeowner contracts	4	$314,033	$(115,521)	$198,512
Databases, photos, and property listings	1	27,262	(24,771)	2,491
Trade names	1	9,941	(9,479)	462
Other(1)	2	2,902	(2,834)	68
Total intangible assets		$354,138	$(152,605)	$201,533

(1) Other intangible assets consist primarily of non-compete agreements, websites, and domain names.

	Weighted Average Useful Life Remaining (in years)	As of December 31, 2022

		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Homeowner contracts	4	$311,456	$(101,142)	$210,314
Databases, photos, and property listings	1	27,450	(23,661)	3,789
Trade names	1	9,942	(9,316)	626
Other(1)	2	2,903	(2,781)	122
Total intangible assets		$351,751	$(136,900)	$214,851

(1) Other intangible assets consist primarily of non-compete agreements, websites, and domain names.

The Company's estimated future amortization of intangible assets as of March 31, 2023 is expected to be as follows (in thousands):

Year Ending December 31:	Amount
Remainder of 2023	$47,984
2024	54,685
2025	56,297
2026	25,311
2027	9,022
Thereafter	8,234
Total	$201,533

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the changes in the Company's goodwill balance (in thousands):

Three Months Ended March 31,

2023
Balance at beginning of period	$585,205
Measurement period adjustments	(2,598)
Foreign exchange translation and other	36
Balance at end of period(1)	$582,643

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

Note 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,

	2023	2022
Employee-related accruals	$29,767	$25,110
Homeowner reserves	10,445	9,837
Current portion of acquisition liabilities(1)	19,635	25,056
Current portion of operating lease liabilities	9,282	9,490
Other	13,300	16,340
Total accrued expenses and other current liabilities	$82,429	$85,833

(1) The current portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due within one year.

Note 9 – Debt

The Company's debt obligations consisted of the following (in thousands):

	As of March 31,	As of December 31,

	2023	2022
Insurance premium financing	$3,008	$4,498
Other long-term debt	250	375
Total debt	3,258	4,873
Less: current maturities(1)	(3,258)	(4,748)
Long-term portion	$—	$125

(1) Current maturities of debt are recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Insurance Premium Financing

The Company has entered into short-term agreements to finance certain insurance premiums. The outstanding balance of $3.0 million as of March 31, 2023 is repayable in monthly installments of principal and interest through November 2023, at a weighted-average annual percentage rate of 5.44%.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revolving Credit Facility

In October 2021, the Company and its wholly owned subsidiary (the "Borrower") and certain of its subsidiaries (collectively, the "Guarantors") entered into a credit agreement with JPMorgan Chase Bank, N.A. and the other lenders party thereto from time to time.

The credit agreement, as subsequently amended in December 2021 (as amended, the "Credit Agreement"; capitalized terms used herein and not otherwise defined are used as defined in the Credit Agreement), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million ("Revolving Credit Facility"). The Revolving Credit Facility includes a sub-facility for letters of credit in aggregate face amount of $40.0 million, which reduces borrowing availability under the Revolving Credit Facility. Proceeds may be used for working capital and general corporate purposes.

Borrowings under the Revolving Credit Facility are subject to interest, determined as follows:

•Alternate Base Rate ("ABR") borrowings accrue interest at a rate per annum equal to the ABR plus a margin of 1.50%. The ABR is equal to the greatest of (i) the Prime Rate, (ii) the New York Federal Reserve Bank Rate plus 0.50%, and (iii) the Adjusted London Interbank Offered ("LIBO") Rate for a one-month interest period plus 1.00%, subject to a 1.00% floor.
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

The obligations of the Borrower and certain guarantor subsidiaries (the "Guarantors") are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors. As of March 31, 2023 and December 31, 2022, there were no borrowings outstanding under the Revolving Credit Facility. As of March 31, 2023, there were $23.4 million of letters of credit issued under the Revolving Credit Facility, and $81.6 million was available for borrowings. As of March 31, 2023, the Company was in compliance with all covenants under the Credit Agreement.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 - Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,

	2023	2022
Class G Common Stock(1)	$3,154	$5,077
Long-term portion of acquisition liabilities(2)	12,858	16,226
Long-term portion of operating lease liabilities	20,171	21,706
Other	12,188	11,978
Total other long-term liabilities	$48,371	$54,987

(1) For more information, see Note 13, Equity of our 2022 Annual Report.

(2) The long-term portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due after one year.

Note 11 - Income Taxes

The effective tax rate was a 1% expense on pre-tax loss for the three months ended March 31, 2023 and 2022. The effective tax rate differs from our statutory rate in both periods due to the effect of flow-through entity income and losses for which the taxable income or loss is allocated to the Vacasa Holdings, LLC members and due to valuation allowance considerations.

Note 12 - Equity and Equity-Based Compensation

Equity-Based Award Activities

Restricted Stock Units

A summary of the RSU activity was as follows during the period indicated:

Activity Type	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	5,381	$4.96
Granted	6,655	1.47
Vested	(691)	6.47
Forfeited	(405)	5.56
Outstanding as of March 31, 2023	10,940	2.73

As of March 31, 2023, there was unrecognized compensation expense of $24.8 million related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.1 years.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of the PSU activity was as follows during the period indicated:

Activity Type	Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,113	$2.90
Granted	2,093	0.63
Vested	—	—
Forfeited	(108)	3.79
Outstanding as of March 31, 2023	4,098	1.71

As of March 31, 2023, there was unrecognized compensation expense of $5.8 million related to unvested PSUs, which is expected to be recognized over a weighted-average period of 2.5 years.

Stock Appreciation Rights

A summary of the stock appreciation rights ("SARs") activity was as follows during the period indicated:

Activity Type	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2022	1,741	$3.06
Exercised	—	—
Forfeited	(307)	3.07
Outstanding as of March 31, 2023	1,434	3.06

As of March 31, 2023, there was $0.4 million of unrecognized compensation expense for the Company's SARs that will be recognized over a weighted-average remaining recognition period of 1.0 year. As of March 31, 2023, the Company's outstanding SARs had a weighted-average remaining contractual life of 6.2 years and no intrinsic value.

Stock Options

A summary of the stock options activity was as follows during the period indicated:

Activity Type	Stock Options (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2022	4,697	$0.92
Exercised	(136)	0.48
Forfeited	(20)	3.03
Outstanding as of March 31, 2023	4,541	0.92

As of March 31, 2023, there was $0.3 million of unrecognized compensation expense for the Company's stock options that will be recognized over a weighted-average remaining recognition period of 1.4 years. As of March 31, 2023, the Company's outstanding stock options had a weighted-average remaining contractual life of 5.2 years and an intrinsic value of $1.2 million.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Employee Equity Units

A summary of the Vacasa Employee Holdings LLC employee equity units is as follows:

	Employee Equity Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding as of December 31, 2022	2,020	$5.60
Vested	(232)	5.64
Forfeited	(958)	6.17
Unvested outstanding as of March 31, 2023	830	4.92

As of March 31, 2023, there was $3.9 million of unrecognized compensation expense related to unvested employee equity units, which is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

In connection with the Business Combination, the Company adopted the 2021 Nonqualified Employee Stock Purchase Plan ("ESPP"). Under the ESPP, eligible participants may purchase shares of the Company’s Class A Common Stock using payroll deductions, which may not exceed 15% of their total cash compensation. Offering and purchase periods begin on June 1 and December 1 of each year. Participants will be granted the right to purchase shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the applicable one-year offering period or (ii) the end of each six-month purchase period within the offering period.

The ESPP does not meet the criteria of Section 423 of the Internal Revenue Code and is considered a non-qualified plan for federal tax purposes. The Company has treated the ESPP as a compensatory plan under GAAP.

During the three months ended March 31, 2023, there were no shares of Class A Common Stock purchased under the ESPP.

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense for the periods presented in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,

	2023	2022
Cost of revenue	$44	$298
Operations and support	366	2,454
Technology and development	394	2,761
Sales and marketing	1,011	2,773
General and administrative	2,326	3,344
Total equity-based compensation expense	$4,141	$11,630

Note 13 - Net Loss Per Share

The Company calculates net income (loss) per share of Class A Common Stock in accordance with ASC 260, Earnings Per Share, which requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is calculated by dividing net income attributable to Vacasa, Inc. by the weighted-average shares of Class A Common Stock outstanding without the consideration for potential dilutive shares of common stock. Diluted net income (loss) per share represents basic net income (loss) per share adjusted to include the potentially dilutive effect of RSUs, PSUs, SARs, stock options, employee equity units, purchases under the ESPP, and Class G Common Stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of Class A Common Stock equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. During periods of net loss, diluted loss per share is equal to basic net loss per share because the antidilutive effect of potential common shares is disregarded.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a reconciliation of basic and diluted loss per Class A common share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,

	2023	2022
Net loss attributable to Class A Common Stockholders for basic and diluted net loss per share	$(23,792)	$(28,082)
Weighted-average shares for basic and diluted loss per share(1)	236,937	214,940
Basic and diluted net loss per share of Class A Common Stock	$(0.10)	$(0.13)

(1) Basic and diluted weighted-average shares outstanding include restricted stock units that have vested but have not yet settled into shares of Class A Common Stock.

Shares of the Company's Class B Common Stock and Class G Common Stock do not participate in earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B Common Stock and Class G Common Stock under the two-class method has not been presented.

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share of Class A Common Share either because their impact would have been antidilutive for the period presented or because they were contingently issuable upon the satisfaction of certain market conditions (in thousands):

	Three Months Ended March 31,

	2023	2022
OpCo units(1)	196,445	213,599
Restricted stock units	10,940	3,390
Performance stock units(2)	4,098	1,527
Stock appreciation rights	1,434	4,892
Stock options	4,541	5,416
Employee equity units	830	4,107
Employee stock purchase plan	2,981	—
Class G Common Stock	8,227	8,227
Common shares excluded from calculation of diluted net loss per share	229,496	241,158

(1) These securities are neither dilutive or anti-dilutive for the period presented as their assumed redemption for shares of Class A Common Stock would cause a proportionate increase to Net loss attributable to Class A Common Stockholders, diluted.

(2) PSUs are contingently issuable upon the satisfaction of certain market conditions. As of March 31, 2023, none of the requisite market conditions have been met, and therefore all such contingently issuable shares have been excluded from the calculation of diluted loss per share of Class A Common Stock.

Note 14 – Commitments and Contingencies

Leases

The Company leases real estate and equipment under various non-cancelable operating leases. There have been no material changes to the Company's operating lease commitments during the three months ended March 31, 2023. For additional information, refer to Note 8, Leases, of the Company's 2022 Annual Report.

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

Regulatory Matters

The Company’s core business operations consist of the management of short-term vacation rental stays, which are subject to local, city, or county ordinances, together with various state, U.S. and foreign laws, rules and regulations. Such laws, rules, and regulations are complex and subject to change, and in several instances, jurisdictions have yet to codify or implement applicable laws, rules or regulations. Other ancillary components of the Company’s business activities include the management of long-term rental stays and homeowner association management. The Company's business activities also include real estate brokerage services, which the Company is winding down in the second quarter of 2023. In addition to laws governing these activities, the Company must comply with laws in relation to travel, tax, privacy and data protection, intellectual property, competition, health and safety, consumer protection, employment and many others. These business operations expose the Company to inquiries and potential claims related to its compliance with applicable laws, rules, and regulations. Given the shifting landscape with respect to the short-term rental laws, changes in existing laws or the implementation of new laws could have a material impact on the Company’s business.

Tax Matters

Some states and localities impose transient occupancy, lodging accommodations, and sales taxes ("Hospitality and Sales Taxes") on the use or occupancy of lodging accommodations and other traveler services. The Company collects and remits Hospitality and Sales Taxes collected from guests on behalf of its homeowners. Such Hospitality and Sales Taxes are generally remitted to tax jurisdictions within a 30-day period following the end of each month, quarter, or year end.

As of March 31, 2023 and December 31, 2022, the Company had an obligation to remit Hospitality and Sales Taxes collected from guests in these jurisdictions totaling $22.8 million and $17.9 million, respectively. These payables are recorded in hospitality and sales taxes payable on the condensed consolidated balance sheets.

The Company’s potential obligations with respect to Hospitality and Sales Taxes could be affected by various factors, which include, but are not limited to, whether the Company determines, or any tax authority asserts, that the Company has a responsibility to collect lodging and related taxes on either historical or future transactions or by the introduction of new ordinances and taxes that subject the Company’s operations to such taxes. The Company is under audit and inquiry by various domestic tax authorities with regard to hospitality and sales tax matters. The Company has estimated liabilities in certain jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company has additional liabilities, and the related amounts can be reasonably estimated. The subject matter of these contingent liabilities primarily arises from the Company’s transactions with its homeowners, guests, and service contracts. The disputes involve the applicability of transactional taxes (such as sales, value-added, information reporting, and similar taxes) to services provided. As of March 31, 2023 and December 31, 2022, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $12.0 million and $11.8 million, respectively. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes may exceed the estimated liabilities recorded.

Refer to Note 11, Income Taxes, for further discussion on other income tax matters.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

inherently uncertain, and material adverse outcomes are possible. From time to time, the Company may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses.

During the periods presented, no material amounts have been accrued or disclosed in the accompanying condensed consolidated financial statements with respect to loss contingencies associated with any regulatory matter or legal proceeding. These matters are subject to many uncertainties, and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the regulatory matters and legal proceedings described above will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

Accommodations Protection Program

The Company offers an Accommodations Protection Program (the "Program") that covers the Company and the homeowner for covered incidents that occur during the period of a confirmed rental reservation for the property that is booked through the Company. The Program is administered by a third-party insurer under a commercial liability insurance policy and is subject to the policy terms and Program rules that are in effect at the time of an occurrence. The Program includes various market-standard conditions, limitations, and exclusions. Homeowners who sign a new vacation rental services agreement with the Company are automatically enrolled in the Program and charged a fixed amount per night of each confirmed vacation rental stay. A homeowner may opt out of the Program at any time. If a homeowner opts out of the Program, the homeowner’s insurance policies, or the homeowner personally if the homeowner does not carry insurance, become primary for all occurrences and incidents that happen in or about the home.

Indemnification

As a matter of ordinary course, the Company provides indemnification clauses in commercial agreements where appropriate, in accordance with industry standards. As a result, the Company may be obligated to indemnify third parties for losses or damages incurred in connection with the Company’s operations or its non-compliance with contractual obligations. Additionally, the Company has entered into indemnification agreements with its officers and directors, and its bylaws contain certain indemnification obligations for officers and directors. It is not possible to determine the aggregate maximum potential loss pursuant to the aforementioned indemnification provisions and obligations due to the unique facts and circumstances involved in each particular situation.

Note 15 - Workforce Reduction

In January 2023, the Company implemented a workforce reduction plan (the “Plan”) designed to align the Company’s expected cost base with its 2023 strategic and operating priorities. The Plan included the elimination of approximately 1,300 positions across the Company, in both the Company's local operations teams and central teams, representing approximately 17% of the workforce.

In connection with the Plan, the Company incurred severance and employee benefits costs of approximately $5.1 million during the three months ended March 31, 2023, which are included in operating costs and expenses in the condensed consolidated statement of operations. The majority of these costs have been paid, and the remaining liability as of March 31, 2023 is not material. The Company expects the reduction in force to be substantially complete by the end of the second quarter of 2023. Costs that will be incurred during the second quarter of 2023 are not expected to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements and notes thereto included in our 2022 Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections and elsewhere in our 2022 Annual Report and in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are the leading vacation rental management platform in North America. Our integrated technology and operations platform is designed to optimize vacation rental income and home care for homeowners, offer guests a seamless, reliable and high-quality experience, and provide distribution partners with a variety of home listings.

As a vertically integrated vacation rental manager, we act as an agent on behalf of our homeowners, which allows us to avoid the capital requirements and limitations of owning the underlying real estate. We manage all aspects of the vacation rental experience for homeowners, from listing creation and multi-channel distribution to pricing, marketing optimization and end-to-end property care. We collect nightly rent on behalf of homeowners and earn the majority of our revenue from homeowner commissions and service fees paid by guests and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website or app or through our distribution partners. We also earn revenue from home care solutions offered directly to our homeowners, such as home improvement and repair services for a separately agreed upon fee and from providing residential management services to community and homeowner associations. We are typically the exclusive vacation rental manager for the homes on our platform, and we are able to capture nearly all of the bookings for those properties through our direct channel or through our channel partners.

Recent Developments

Booking Patterns

We have recently experienced, and expect to continue to experience, evolving guest booking patterns. The changes we have recently seen have included some softening in close-in bookings. We have also seen increased homeowner concerns around their levels of rental income, relative to prior years. These factors increase the difficulty of accurately forecasting our results of operations for the remainder of 2023 and, we believe, have a negative effect on homeowner retention, relative to our historical experience. Continued changes in the timing, quantity, or pricing of guest bookings and in homeowner retention patterns could have a material unfavorable impact on our business, financial condition, and results of operations, including the relationship between our revenue and our operating costs and expenses.

Workforce Reduction

In January, 2023, the Company implemented a workforce reduction plan (the “Plan”) designed to align the Company’s expected cost base with its 2023 strategic and operating priorities. The Plan included the elimination of approximately 1,300 positions across the Company, in both the Company's local operations teams and central teams, representing approximately 17% of the workforce.

In connection with the Plan, the Company incurred severance and employee benefits costs of approximately $5.1 million during the three months ended March 31, 2023, which are included in operating costs and expenses in the condensed consolidated statement of operations. The majority of these costs have been paid, and the remaining liability as of March 31, 2023 is not material. The Company expects the reduction in force to be substantially complete by the end of the second quarter of 2023. Costs that will be incurred during the second quarter of 2023 are not expected to be material.

Seasonality

Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate has unique seasonality, events, and weather that can increase or decrease demand for our offerings. Certain holidays, and the timing of those holidays, can have an impact on our revenue by increasing or decreasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, our second and third quarters have higher revenue due to increased Nights Sold. Our Gross Booking Value ("GBV") typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our hourly staffing to handle increased activity on our platform in those periods. See additional information about GBV and Nights Sold under the "Key Business Metrics and Non-GAAP Financial Measures" heading below.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for these periods. The period-to-period comparisons of our historical results are not necessarily indicative of our future results.

	Three Months Ended March 31,

	2023	2022
	(in thousands)
Revenue	$256,854	$247,260
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below(1)	124,131	121,759
Operations and support(1)	60,813	59,301
Technology and development(1)	14,273	17,565
Sales and marketing(1)	57,504	59,657
General and administrative(1)	25,707	23,201
Depreciation	4,997	4,919
Amortization of intangible assets	15,690	16,263
Total operating costs and expenses	303,115	302,665
Loss from operations	(46,261)	(55,405)
Interest income	1,578	38
Interest expense	(723)	(610)
Other income, net	2,157	842
Loss before income taxes	(43,249)	(55,135)
Income tax expense	(363)	(803)
Net loss	$(43,612)	$(55,938)

(1) Includes equity-based compensation expense as follows:

	Three Months Ended March 31,

	2023	2022
	(in thousands)
Cost of revenue	$44	$298
Operations and support	366	2,454
Technology and development	394	2,761
Sales and marketing	1,011	2,773
General and administrative	2,326	3,344
Total equity-based compensation expense	$4,141	$11,630

	Three Months Ended March 31,

	2023	2022
Revenue	100%	100%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	48%	49%
Operations and support	24%	24%
Technology and development	6%	7%
Sales and marketing	22%	24%
General and administrative	10%	9%
Depreciation	2%	2%
Amortization of intangible assets	6%	7%
Total operating costs and expenses	118%	122%
Loss from operations	(18)%	(22)%
Interest income	1%	—%
Interest expense	—%	—%
Other income, net	1%	—%
Loss before income taxes	(17)%	(22)%
Income tax expense	—%	—%
Net loss	(17)%	(23)%

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,

	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$256,854	$247,260	$9,594	4%

Our revenue is primarily generated from our vacation rental platform in which we generally act as the exclusive agent on the homeowners’ behalf to facilitate the reservation transaction between guests and homeowners. We collect nightly rent from guests on behalf of homeowners and earn the majority of our revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website, app, or through our distribution partners. We also earn revenue from home care solutions provided directly to our homeowners, such as home maintenance and improvement services, linen and towel supply programs, supplemental housekeeping services, and other related services, for a separately agreed-upon fee.

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

In addition to our vacation rental platform, we provide other offerings such as real estate brokerage services and residential management services to community and homeowner associations. The purpose of these services is to attract and retain homeowners as customers of our vacation rental platform. We expect to wind down our real estate brokerage services in the second quarter of 2023. These brokerage services represented approximately 1% of total revenue for the three months ended March 31, 2023. We will continue to retain real estate brokerage licenses, where required, in order to facilitate our vacation rental management services.

Revenue increased by $9.6 million, or 4%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by an increase of $11.8 million, or 5%, in our vacation rental platform revenue, partially offset by a $3.2 million decrease in revenue from our real estate brokerage services. The increase in vacation rental platform revenue was mostly driven by more Nights Sold, partially offset by lower GBV per Night Sold and lower future stay credit breakage revenue in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Nights Sold increased 6%, primarily due to the increase in the number of homes added to our platform through our individual sales approach and portfolio additions during or after three months ended March 31, 2022. GBV per Night Sold was substantially similar compared to the three months ended March 31, 2022. Future stay credit breakage revenue declined by $14.4 million due to the significant breakage recognized in the first quarter of 2022 when the future stay credits issued during the COVID-19 pandemic first began to expire.

Cost of revenue

	Three Months Ended March 31,

	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$124,131	$121,759	$2,372	2%
Percentage of revenue	48%	49%

Cost of revenue, exclusive of depreciation and amortization, consists primarily of employee compensation costs, which include wages, benefits, and payroll taxes and outside service costs for housekeeping, home maintenance, payment processing fees for merchant fees and chargebacks, laundry expenses, housekeeping supplies, as well as fixed rent payments on certain owner contracts. Cost of revenue also includes costs associated with our real estate brokerage services and residential management services to community and homeowner associations. These brokerage services represented approximately 2% of total cost of revenue for the three months ended March 31, 2023.

Cost of revenue increased by $2.4 million, or 2%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a $2.5 million increase in expenses related to our home care solutions and home supplies, a $1.8 million increase in personnel-related expenses related to housekeeping, and a $1.0 million increase in payment processing costs, partially offset by a $2.7 million decrease in costs related to real estate brokerage services.

We expect that cost of revenue as a percentage of revenue may fluctuate from period to period, depending on the number of Nights Sold, Gross Booking Value per Night Sold, and our ability to realize operational efficiencies.

Operations and support

	Three Months Ended March 31,

	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Operations and support	$60,813	$59,301	$1,512	3%
Percentage of revenue	24%	24%

Operations and support costs consist primarily of compensation costs, which include wages, benefits, payroll taxes, and equity-based compensation, for employees that support our local operations. The costs also included the cost of call center customer support, rent expense for local operations, and the allocation of facilities and certain corporate costs.

Operations and support costs increased by $1.5 million, or 3%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to higher costs as a result of an increase in Nights Sold. The net change also includes a decrease in equity-based compensation of $2.1 million, partially offset by an increase in severance costs related to our workforce reduction of $1.9 million.

We expect that operations and support costs as a percent of revenue may fluctuate from period to period depending on the number of homes we manage and the number of destinations we operate in, the number of Nights Sold, and our ability to realize operational efficiencies.

Technology and development

	Three Months Ended March 31,

	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Technology and development	$14,273	$17,565	$(3,292)	(19)%
Percentage of revenue	6%	7%

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

Technology and development expenses decreased by $3.3 million, or 19%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a $2.2 million decrease in personnel-related expenses, driven by lower equity-based compensation, and a $1.1 million decrease in software license and maintenance costs.

We expect that, on an absolute dollar basis, changes in technology and development expenses will be primarily driven by headcount and software spend, which may fluctuate from period to period based on our business priorities.

Sales and marketing

	Three Months Ended March 31,

	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$57,504	$59,657	$(2,153)	(4)%
Percentage of revenue	22%	24%

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

Sales and marketing expenses decreased by $2.2 million, or 4%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily due to a $5.8 million decrease in personnel-related expenses driven by decreased headcount, primarily among our sales force. This was partially offset by a $4.1 million increase in listing fees paid to our distribution partners. The decrease in personnel-related expenses also included a decrease in equity-based compensation of $1.8 million, partially offset by an increase in severance and related benefits costs of $1.7 million.

We expect that, on an absolute dollar basis, changes in sales and marketing expenses will be primarily driven by headcount and advertising expense, which may fluctuate from period to period based on our business priorities, and payments to distribution partners for guest reservations, which will vary from period to period based on GBV generated through our distribution partners.

General and administrative

	Three Months Ended March 31,

	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$25,707	$23,201	$2,506	11%
Percentage of revenue	10%	9%

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

General and administrative expenses increased by $2.5 million, or 11%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to a $4.2 million increase in impairment of right-of-use assets, partially offset by a $2.9 million decrease in personnel-related and professional services expenses, driven by lower headcount. The decrease in personnel-related expenses also includes a $1.0 million decrease in equity-based compensation.

We expect that, on an absolute dollar basis, changes in general and administrative expenses will be primarily driven by headcount and professional fees, which may fluctuate from period to period depending on our business needs and priorities.

Depreciation and Amortization of intangible assets

	Three Months Ended March 31,

	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation	$4,997	$4,919	$78	2%
Percentage of revenue	2%	2%
Amortization of intangible assets	$15,690	$16,263	$(573)	(4)%
Percentage of revenue	6%	7%

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

Depreciation expense increased by $0.1 million, or 2%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Amortization of intangible assets decreased by $0.6 million, or 4%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

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

Interest income, Interest expense and Other expense, net

	Three Months Ended March 31,

	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest income	$1,578	$38	$1,540	4,053%
Percentage of revenue	1%	—%
Interest expense	$(723)	$(610)	$(113)	19%
Percentage of revenue	—%	—%
Other income, net	$2,157	$842	$1,315	156%
Percentage of revenue	1%	—%

Interest income consists primarily of interest earned on our cash and cash equivalents.

Interest income increased by $1.5 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in interest income is primarily due to higher prevailing interest rates during 2023, compared to 2022, and investing a greater proportion of our cash and cash equivalents into money market funds.

Interest expense consists primarily of interest payable and the amortization of deferred financing costs related to our outstanding debt arrangements.

Interest expense decreased by $0.1 million, or 19%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Other income, net, consists primarily of the change in fair value of the contingent earnout share consideration represented by our Class G Common Stock, and foreign currency exchange gains and losses.

Other income, net increased by $1.3 million, or 156%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in other income, net, was primarily due to a $1.9 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the three months ended March 31, 2023, compared to a $0.8 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the three months ended March 31, 2022.

Key Business Metrics and Non-GAAP Financial Measures

We collect and analyze key business metrics, including GBV, Nights Sold, and GBV per Night Sold, as well as non-GAAP financial measures to assess our performance. In addition to revenue, net loss, loss from operations, and other results under GAAP, we use non-GAAP financial measures, including Adjusted EBITDA, Non-GAAP cost of revenue, Non-GAAP operations and support expense, Non-GAAP technology and development expense, Non-GAAP sales and marketing expense, and Non-GAAP general and administrative expense (collectively, the "Non-GAAP Financial Measures") to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We provide a reconciliation below of the Non-GAAP Financial Measures to their most directly comparable GAAP financial measures.

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

The Non-GAAP Financial Measures have significant limitations as analytical tools, including that:
•these measures do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
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
•these measures do not reflect costs related to restructuring programs, including certain right-of-use asset impairment costs;
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

	Three Months Ended March 31,

	2023	2022
	(in thousands, except GBV per Night Sold)
Gross Booking Value ("GBV")	$521,331	$494,442
Nights Sold	1,432	1,349
GBV per Night Sold	$364	$367

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

For the three months ended March 31, 2023, GBV increased to $521.3 million, or a 5% increase compared to the same period in 2022. The increase was primarily driven by the growth of new homes on our platform and the increase in Nights Sold.

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

For the three months ended March 31, 2023, Nights Sold increased to 1.4 million, or a 6% increase compared to the same period in 2022. The increase in Nights Sold was primarily due to homes added to our platform through our individual sales approach and portfolio additions during or after three months ended March 31, 2022.

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

For the three months ended March 31, 2023, GBV per Night Sold decreased to $364, or a 1% decrease compared to the same period in 2022.

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

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) excluding: (1) depreciation and acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable; (2) interest income and expense; (3) any other income or expense not earned or incurred during our normal course of business; (4) any income tax benefit or expense; (5) equity-based compensation costs; (6) one-time costs related to strategic business combinations; and (7) costs related to restructuring programs, including certain right-of-use asset impairment costs. We believe this measure is useful for analysts and investors as this measure allows for more meaningful period-to-period comparison of our business performance. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature or the amount and timing of these items is unpredictable or one-time in nature, not driven by the performance of our core business operations and renders comparisons with prior periods less meaningful. Adjusted EBITDA as a percentage of Revenue is calculated by dividing Adjusted EBITDA for a period by Revenue for the same period.

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

In the three months ended March 31, 2023, Adjusted EBITDA was $(12.0) million, compared to $(22.2) million in the same period in 2022. The favorable change in Adjusted EBITDA is a reflection of the changes in our revenue, operating costs, and expenses, as discussed above. Adjusted EBITDA as a percentage of Revenue was (5)% for the three months ended March 31, 2023, compared to (9)% for the three months ended March 31, 2022.

The following table reconciles net loss to Adjusted EBITDA:

	Three Months Ended March 31,

	2023	2022
	(in thousands, except percentages)
Net loss	$(43,612)	$(55,938)
Add back:
Depreciation and amortization of intangible assets	20,687	21,182
Interest income	(1,578)	(38)
Interest expense	723	610
Other expense, net	(2,157)	(842)
Income tax expense	363	803
Equity-based compensation	4,141	11,630
Business combination costs(1)	59	421
Restructuring(2)	9,366	—
Adjusted EBITDA	$(12,008)	$(22,172)
Adjusted EBITDA as a percentage of Revenue	(5)%	(9)%

(1) Represents certain insurance costs from the strategic acquisition of TurnKey that are expected to be amortized through the first quarter of 2027. In 2022, these costs also included third-party costs associated with our Reverse Recapitalization.

(2) Represents costs associated with a workforce reduction and certain right-of-use asset impairment costs related to the Company's leased corporate office space in Portland, Oregon and Boise, Idaho.

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

	Three Months Ended March 31,

	2023	2022
	(in thousands)
Cost of revenue	$124,131	$121,759
Less: equity-based compensation	(44)	(298)
Less: restructuring(1)	(776)	—
Non-GAAP cost of revenue	123,311	121,461

Operations and support	$60,813	$59,301
Less: equity-based compensation	(366)	(2,454)
Less: restructuring(1)	(1,879)	—
Non-GAAP operations and support	58,568	56,847

Technology and development	$14,273	$17,565
Less: equity-based compensation	(394)	(2,761)
Less: restructuring(1)	(177)	—
Non-GAAP technology and development	13,702	14,804

Sales and marketing	$57,504	$59,657
Less: equity-based compensation	(1,011)	(2,773)
Less: restructuring(1)	(1,674)	—
Non-GAAP sales and marketing	54,819	56,884

General and administrative	$25,707	$23,201
Less: equity-based compensation	(2,326)	(3,344)
Less: business combination costs(2)	(59)	(421)
Less: restructuring(1)	(4,860)	—
Non-GAAP general and administrative	18,462	19,436

(1) Represents costs associated with a workforce reduction and certain right-of-use asset impairment costs related to the Company's leased corporate office space in Portland, Oregon and Boise, Idaho.

(2) Represents certain insurance costs from the strategic acquisition of TurnKey that are expected to be amortized through the first quarter of 2027. In 2022, these costs also included third-party costs associated with our Reverse Recapitalization.

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

As of March 31, 2023, we had cash and cash equivalents of $218.1 million. In addition, as of March 31, 2023, $81.6 million was available for borrowing under our Revolving Credit Facility (as defined below). Our primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures and other general corporate purposes. We expect to need cash to make payments under the Tax Receivable Agreement. For more details regarding the Tax Receivable Agreement, see our 2022 Annual Report. We expect our operations will continue to be financed primarily by equity offerings, debt financing, and cash and cash equivalents. We believe our existing sources of liquidity will be sufficient to fund operations, working capital requirements, capital expenditures, and debt service obligations for at least the next 12 months.

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

Revolving Credit Facility

In October 2021, we entered into a credit agreement, which, as subsequently amended in December 2021 (as amended, the "Credit Agreement"), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million ("Revolving Credit Facility"). The Revolving Credit Facility includes a sub-facility for letters of credit in an aggregate face amount of $40.0 million, which reduces borrowing availability under the Revolving Credit Facility. As of March 31, 2023, there were no borrowings outstanding under the Revolving Credit Facility. As of March 31, 2023, $23.4 million of letters of credit were issued under the Revolving Credit Facility, and $81.6 million was available for borrowings.

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
•Eurocurrency borrowings accrue interest at a rate per annum equal to the Adjusted LIBO Rate plus a margin of 2.50%. The Adjusted LIBO Rate is calculated based on the applicable LIBOR for U.S. dollar deposits, subject to a 0% floor, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum effective reserve percentage for Eurocurrency funding.

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

See Note 9, Debt to our condensed consolidated financial statements for additional information.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,

	2023	2022
	(in thousands)
Net cash provided by operating activities	$158,636	$142,488
Net cash used in investing activities	(4,304)	(19,534)
Net cash used in financing activities	(9,203)	(7,993)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(534)	148
Net increase in cash, cash equivalents and restricted cash	$144,595	$115,109

Operating Activities

Net cash provided by operating activities was $158.6 million for the three months ended March 31, 2023, primarily due to a net loss of $43.6 million, offset by $30.2 million of non-cash items including depreciation, amortization of intangible assets, impairment of right-of-use assets, reduction in the carrying amount of operating lease right-of-use assets, fair value adjustment on derivative liabilities, and equity-based compensation expense. Additional sources of cash flows resulted from changes in working capital, including a $76.5 million increase in funds payable to owners, a $55.5 million increase in deferred revenue and future stay credits, a $20.2 million increase in hospitality and sales taxes payable, and a $12.8 million decrease in prepaid expenses and other assets.

Net cash provided by operating activities was $142.5 million for the three months ended March 31, 2022, primarily attributable to a net loss of $55.9 million, offset by $22.1 million of non-cash items including depreciation, amortization of intangible assets, amortization of operating lease right-of-use assets, fair value adjustment on derivative liabilities, and equity-based compensation expense. Additional sources of cash flows resulted from changes in working capital, including a $103.3 million increase in funds payable to owners, a $36.9 million increase in deferred revenue and future stay credits, and a $20.8 million increase in hospitality and sales taxes payable, each as a result of increased bookings on our platform.

Investing Activities

Net cash used in investing activities was $4.3 million for the three months ended March 31, 2023, primarily due to $2.6 million of cash paid for capitalized internally developed software costs and $1.1 million of cash paid for purchases of property and equipment.

Net cash used in investing activities was $19.5 million for the three months ended March 31, 2022, primarily due to $13.3 million of cash paid for business combinations, net of cash and restricted cash acquired, $4.0 million of cash paid for purchases of property and equipment, and $2.2 million of cash paid for capitalized internally developed software costs.

Financing Activities

Net cash used in financing activities was $9.2 million for the three months ended March 31, 2023, primarily due to $7.9 million of cash payments for business combinations and $1.7 million of repayment of financed insurance premiums.

Net cash used in financing activities was $8.0 million for the three months ended March 31, 2022, primarily attributable to $7.3 million of cash payments for business combinations.

Material Cash Requirements from Contractual and Other Obligations

As of March 31, 2023, there were no material changes outside the ordinary course of business to the contractual obligations from the information disclosed in our 2022 Annual Report.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies and estimates from those disclosed in our 2022 Annual Report. For a description of our critical accounting policies, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2022 Annual Report.

JOBS Act Accounting Election

We meet the definition of an emerging growth company under the JOBS Act, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As of January 1, 2022, we elected to irrevocably opt out of the extended transition period.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies to our condensed consolidated financial statements included in this Quarterly Report for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

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

Our cash and cash equivalents primarily consist of cash deposits and marketable securities. We do not enter into investments for trading or speculative purposes. Because our cash equivalents generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of March 31, 2023.

As we do not have any borrowing under our Revolving Credit Facility as of March 31, 2023, we are not currently exposed to the risk related to fluctuations in interest rates to the extent the ABR exceeds the floor.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

As permitted by related SEC staff interpretive guidance for newly acquired businesses, the operations of one of our portfolio transactions (the "Acquired Business") were excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. The operations of the Acquired Business were excluded from the evaluation of the effectiveness of our disclosure controls and procedures only for the period (not beyond one year from the date of acquisition) and extent to which the operations had not yet been integrated into our existing control environment. The Acquired Business represented approximately 2.4% of our total assets (excluding goodwill and intangible assets) as of March 31, 2023. The Acquired Business represented approximately 3.0% of our total revenue for the three months ended March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 14, Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report, is incorporated herein by reference.

Item 1A. Risk Factors

Other than the risk factors below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our 2022 Annual Report. Our business, operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our 2022 Annual Report, which could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A Common Stock. You should carefully read and consider the risks and uncertainties described below as well as those included in our 2022 Annual Report, together with all of the other information in our 2022 Annual Report and this Quarterly Report and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in our 2022 Annual Report and this Quarterly Report may not be the only ones we face.

Our 2022 Annual Report includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the 2022 Annual Report.

Risks Related to Ownership of our Class A Common Stock

If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price and liquidity of our common stock may be negatively impacted.

On April 27, 2023, we received a written notification from the Listing Qualifications Department of the NASDAQ Stock Market LLC, notifying us that the closing bid price for our common stock had been below the minimum $1.00 per share for 30 consecutive business days, and that we were not in compliance with the minimum bid price requirement for continued listing under Nasdaq. In accordance with Nasdaq Listing Rules, we were provided an initial period of 180 calendar days from the date of notification, or until October 24, 2023, to regain compliance with the bid price requirement.

We intend to monitor the closing bid price of our common stock and assess potential actions to regain compliance with the Nasdaq Listing Rules, which may include a reverse stock split. On April 24, 2023, we filed a definitive proxy statement for our annual meeting of stockholders to be held on May 23, 2023, which included a proposal to amend the Company’s amended and restated certificate of incorporation to effect a reverse stock split of our common stock at a reverse stock split ratio ranging from 1:5 to 1:20, and to authorize our board of directors to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split. There can be no assurance that stockholders will approve the reverse stock split proposal at the annual meeting of stockholders, that a reverse stock split, if implemented, will increase the market price of our common stock in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split or, even if it does, that such price will be maintained for any period of time.

If we are unable to meet the continued listing requirements under Nasdaq, our common stock could be delisted, and any such delisting could have an adverse effect on the market price of, and efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity, potential loss of confidence by employees, loss of institutional investor interest, fewer business development opportunities and make it more difficult for us to raise additional capital. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

Exhibit Index

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File Number	Date	Exhibit	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41130	12/9/21	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41130	12/9/21	3.2
10.1#	Amended and Restated Offer Letter, dated February 6, 2023, between Vacasa LLC and John Banczak					*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacasa, Inc.
(Registrant)

May 9, 2023	By:	/s/ Robert Greyber
(Date)	Name:	Robert Greyber
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 9, 2023	By:	/s/ Jamie Cohen
(Date)	Name:	Jamie Cohen
	Title:	Chief Financial Officer
(Principal Financial Officer)