Form 10-Q
period 2023-06-30
Vacasa, Inc.
filed 2023-08-09
CIK 1874944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 4, 2023, 246,285,837 shares of the registrant's Class A Common Stock were outstanding, 191,381,383 shares of the registrant's Class B Common Stock were outstanding, and 6,333,333 shares of the registrant's Class G Common Stock were outstanding.

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
•our expectations regarding the health of the travel and hospitality industries, including in areas such as domestic travel, short-distance travel, and travel outside of top cities;
•the effects of seasonal and other trends on our results of operations;
•anticipated trends, developments, and challenges in our industry, business, and the highly competitive markets in which we operate, including changes in guest booking patterns and levels of supply of vacation rental homes;
•the sufficiency of our cash and cash equivalents, revolving credit facility, and other sources of liquidity to meet our liquidity needs;
•declines or disruptions to the travel and hospitality industries or general economic downturns;
•our ability to anticipate market needs or develop new or enhanced offerings and services to meet those needs;
•our ability to expand into new markets and businesses, expand our range of homeowner services, and pursue strategic partnership and acquisition opportunities;
•any future impairment of our long-lived assets or goodwill;
•our ability to manage any further expansion into international markets;
•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in the United States and internationally and our expectations regarding the impact of various laws, regulations, and restrictions that relate to our business;
•our expectations regarding our tax liabilities and the adequacy of our reserves;
•our ability to effectively manage and expand our infrastructure, and maintain our corporate culture;
•our ability to identify, recruit, and retain skilled personnel, including key members of senior management;
•the effects of labor shortages and increases in wage and labor costs in our industry;
•the safety, affordability, and convenience of our platform and our offerings, including the safety of, in and around the homes we manage;
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
•our ability to return to and remain in compliance with Nasdaq listing requirements;
•our ability to maintain, protect, and enhance our intellectual property;
•our use of artificial intelligence, or AI, in our business; and

•those risks, uncertainties, and assumptions identified in Part I, Item 1A. "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report"), in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 ("Q1 2023 Quarterly Report") and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" in this Quarterly Report, and in our subsequent filings with the Securities and Exchange Commission.

There may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks.

The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements and our actual future results, levels of activity, performance, and achievements may be materially different from what we expect.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

Vacasa, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	As of June 30,	As of December 31,

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$280,758	$157,810
Restricted cash	320,739	161,850
Accounts receivable, net	14,896	17,204
Prepaid expenses and other current assets	25,922	44,499
Total current assets	642,315	381,363
Property and equipment, net	62,099	65,543
Intangible assets, net	186,500	214,851
Goodwill	582,942	585,205
Other long-term assets	56,111	58,622
Total assets	$1,529,967	$1,305,584
Liabilities, Temporary Equity, and Equity
Current liabilities:
Accounts payable	$49,129	$35,383
Funds payable to owners	390,309	228,758
Hospitality and sales taxes payable	87,986	52,217
Deferred revenue	212,152	124,969
Future stay credits	1,132	3,369
Accrued expenses and other current liabilities	68,913	85,833
Total current liabilities	809,621	530,529
Long-term debt, net of current portion	—	125
Other long-term liabilities	41,707	54,987
Total liabilities	$851,328	$585,641
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	276,613	306,943
Equity:
Class A Common Stock, par value $0.00001, 1,000,000,000 shares authorized; 243,826,194 and 236,390,230 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	24	24
Class B Common Stock, par value $0.00001, 476,333,850 shares authorized; 193,381,381 and 197,445,231 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	20	20
Additional paid-in capital	1,371,616	1,355,139
Accumulated deficit	(969,098)	(942,185)
Accumulated other comprehensive income (loss)	(536)	2
Total equity	402,026	413,000
Total liabilities, temporary equity, and equity	$1,529,967	$1,305,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Revenue	$304,579	$310,348	$561,433	$557,608
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	142,126	152,094	266,257	273,853
Operations and support	61,851	60,171	122,664	119,472
Technology and development	15,601	16,506	29,874	34,071
Sales and marketing	56,397	62,232	113,901	121,889
General and administrative	16,367	29,242	42,074	52,443
Depreciation	5,396	6,381	10,393	11,300
Amortization of intangible assets	15,187	14,018	30,877	30,281
Total operating costs and expenses	312,925	340,644	616,040	643,309
Loss from operations	(8,346)	(30,296)	(54,607)	(85,701)
Interest income	2,095	403	3,673	441
Interest expense	(589)	(741)	(1,312)	(1,351)
Other income, net	1,617	40,680	3,774	41,522
Income (loss) before income taxes	(5,223)	10,046	(48,472)	(45,089)
Income tax expense	(419)	(100)	(782)	(903)
Net income (loss)	$(5,642)	$9,946	$(49,254)	$(45,992)
Less: Net income (loss) attributable to redeemable noncontrolling interests	(2,521)	4,904	(22,341)	(22,953)
Net income (loss) attributable to Class A Common Stockholders	$(3,121)	$5,042	$(26,913)	$(23,039)
Net income (loss) per share of Class A Common Stock:
Basic	$(0.01)	$0.02	$(0.11)	$(0.11)
Diluted	$(0.01)	$0.02	$(0.11)	$(0.11)
Weighted-average shares of Class A Common Stock used to compute net income (loss) per share:
Basic	241,086	217,730	239,018	216,340
Diluted	241,086	224,736	239,018	216,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Net income (loss)	$(5,642)	$9,946	$(49,254)	$(45,992)
Foreign currency translation adjustments	(29)	(1,142)	(999)	(718)
Total comprehensive income (loss)	$(5,671)	$8,804	$(50,253)	$(46,710)
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	(2,543)	4,353	(22,802)	(23,293)
Total comprehensive income (loss) attributable to Class A Common Stockholders	$(3,128)	$4,451	$(27,451)	$(23,417)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2023	2022
Cash from operating activities:
Net loss	$(49,254)	$(45,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Credit loss expense	1,789	3,134
Depreciation	10,393	11,300
Amortization of intangible assets	30,877	30,281
Impairment of right-of-use assets	4,240	—
Future stay credit breakage	(955)	(14,975)
Reduction in the carrying amount of right-of-use assets	5,254	6,146
Deferred income taxes	(6)	433
Other gains and losses	(592)	1,984
Fair value adjustment on derivative liabilities	(3,364)	(45,474)
Non-cash interest expense	107	108
Equity-based compensation expense	8,031	18,984
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	447	36,242
Prepaid expenses and other assets	13,874	(16,539)
Accounts payable	13,816	13,034
Funds payable to owners	161,159	228,092
Hospitality and sales taxes payable	35,680	44,310
Deferred revenue and future stay credits	85,932	74,605
Operating lease obligations	(5,367)	(4,461)
Accrued expenses and other liabilities	(2,995)	10,008
Net cash provided by operating activities	309,066	351,220
Cash from investing activities:
Purchases of property and equipment	(2,930)	(6,717)
Cash paid for internally developed software	(4,074)	(4,860)
Cash paid for business combinations, net of cash and restricted cash acquired	(735)	(80,441)
Net cash used in investing activities	(7,739)	(92,018)
Cash from financing activities:
Payments of Reverse Recapitalization costs	—	(459)
Cash paid for business combinations	(16,394)	(18,185)
Payments of long-term debt	(250)	(250)
Proceeds from exercise of stock options	101	62
Proceeds from Employee Stock Purchase Program	719	—
Proceeds from borrowings on revolving credit facility	2,000	—
Repayment of borrowings on revolving credit facility	(2,000)	—
Repayment of financed insurance premiums	(3,104)	—
Other financing activities	(96)	39
Net cash used in financing activities	(19,024)	(18,793)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(466)	(160)
Net increase in cash, cash equivalents and restricted cash	281,837	240,249
Cash, cash equivalents and restricted cash, beginning of period	319,660	519,136
Cash, cash equivalents and restricted cash, end of period	$601,497	$759,385

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$1,694	$45
Cash paid for interest	1,309	791
Cash paid for operating lease liabilities	3,105	7,055

Supplemental disclosures of non-cash activities:
Financed insurance premiums	186	—
Lease liabilities exchanged for right-of-use assets	478	3,785

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$280,758	$319,252
Restricted cash	320,739	440,133
Total cash, cash equivalents and restricted cash	$601,497	$759,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands, except share and unit data)
(unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2022	$306,943	236,390,230	$24	197,445,231	$20	$1,355,139	$(942,185)	$2	$413,000
Vesting of employee equity units	289			346,029		(289)			(289)
Vesting of restricted stock units	(1,038)	1,531,443				1,037		1	1,038
Exercise of equity-based awards	(163)	238,367				265			265
Purchase of shares under the ESPP	(820)	1,256,275				1,636			1,636
Redemption of OpCo units and retirement of Class B Common Stock	(7,339)	4,409,879		(4,409,879)		7,330		9	7,339
Equity-based compensation	1,533					6,498			6,498
Foreign currency translation adjustments	(451)							(548)	(548)
Net loss	(22,341)						(26,913)		(26,913)
Balance as of June 30, 2023	$276,613	243,826,194	$24	193,381,381	$20	$1,371,616	$(969,098)	$(536)	$402,026

Balance as of March 31, 2023	$285,393	238,444,502	$24	196,444,995	$20	$1,360,637	$(965,977)	$(529)	$394,175
Vesting of employee equity units	92			114,154		(92)			(92)
Vesting of restricted stock units	(554)	845,535				553		1	554
Exercise of equity-based awards	(67)	102,114				103			103
Purchase of shares under the ESPP	(820)	1,256,275				1,636			1,636
Redemption of OpCo units and retirement of Class B Common Stock	(5,424)	3,177,768		(3,177,768)		5,415		9	5,424
Equity-based compensation	526					3,364			3,364
Foreign currency translation adjustments	(12)							(17)	(17)
Net loss	(2,521)						(3,121)		(3,121)
Balance as of June 30, 2023	$276,613	243,826,194	$24	193,381,381	$20	$1,371,616	$(969,098)	$(536)	$402,026

Vacasa, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands, except share and unit data)
(unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2021	$1,770,096	214,793,795	$21	212,751,977	$21	$—	$(751,929)	$(59)	$(751,946)
Vesting of employee equity units	1,858			1,596,518		(1,858)			(1,858)
Vesting of restricted stock units	(498)	441,930				486			486
Exercise of stock options and stock appreciation rights	(117)	115,932				182			182
Redemption of OpCo units and retirement of Class B Common Stock	(20,844)	9,430,738	1	(9,430,738)	(1)	20,837		7	20,844
Equity-based compensation	3,052					15,932			15,932
Foreign currency translation adjustments	(333)							(385)	(385)
Net loss	(22,953)						(23,039)		(23,039)
Adjustment of redeemable noncontrolling interest to redemption amount	(1,140,098)					1,152,456	(12,358)		1,140,098
Balance as of June 30, 2022	$590,163	224,782,395	$22	204,917,757	$20	$1,188,035	$(787,326)	$(437)	$400,314

Balance as of March 31, 2022	$1,766,459	214,803,880	$21	213,598,566	$21	$—	$(792,368)	$154	$(792,172)
Vesting of employee equity units	866			749,929		(866)			(866)
Vesting of restricted stock units	(486)	441,930				486			486
Exercise of stock options and stock appreciation rights	(117)	105,847				149			149
Redemption of OpCo units and retirement of Class B Common Stock	(20,844)	9,430,738	1	(9,430,738)	(1)	20,837		7	20,844
Equity-based compensation	1,436					5,918			5,918
Foreign currency translation adjustments	(544)							(598)	(598)
Net income	4,904						5,042		5,042
Adjustment of redeemable noncontrolling interest to redemption amount	(1,161,511)					1,161,511			1,161,511
Balance as of June 30, 2022	$590,163	224,782,395	$22	204,917,757	$20	$1,188,035	$(787,326)	$(437)	$400,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Description of Business

Vacasa, Inc. and its subsidiaries (the "Company") operate a vertically integrated vacation rental platform. Homeowners utilize the Company’s technology and services to realize income from their rental assets. Guests from around the world utilize the Company’s technology and services to search for and book Vacasa-listed properties in the United States, Belize, Canada, Costa Rica, and Mexico. The Company collects nightly rent on behalf of homeowners and earns the majority of its revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through the Company’s website or app or through its distribution partners. The Company conducts its business through Vacasa Holdings LLC ("Vacasa Holdings" or "OpCo") and its subsidiaries. The Company is headquartered in Portland, Oregon.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the Securities and Exchange Commission ("SEC"). These condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. The financial information as of December 31, 2022 contained in this Quarterly Report is derived from the audited consolidated financial statements and notes included in the Company's 2022 Annual Report, which should be read in conjunction with these condensed consolidated financial statements. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with GAAP. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year.

As of June 30, 2023, the Company held 243,826,194 units of Vacasa Holdings ("OpCo Units"), which represented an ownership interest of approximately 56%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through redeemable noncontrolling interests in the condensed consolidated balance sheets and net income (loss) attributable to redeemable noncontrolling interests in the condensed consolidated statements of operations.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment and intangible assets, allowance for credit losses, valuation of assets acquired and liabilities assumed in business acquisitions and related contingent consideration, valuation of Class G Common Stock, valuation of equity-based compensation, valuation of goodwill, and evaluation of recoverability of long-lived assets. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Note 3 - Revenue

Revenue Disaggregation

A disaggregation of the Company’s revenues by nature of the Company’s performance obligations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Vacation rental platform	$297,110	$297,199	$545,337	$533,582
Other services	7,469	13,149	16,096	24,026
Total	$304,579	$310,348	$561,433	$557,608

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

The table below presents the activity of the Company's future stay credit liability balance (in thousands):

Six Months Ended June 30,

2023
Balance as of December 31, 2022	$3,369
Issuances	954
Redemptions	(2,225)
Breakage recognized in revenue	(955)
Foreign currency fluctuations	(11)
Balance as of June 30, 2023	$1,132

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Costs to Obtain a Contract

The Company capitalizes certain costs it incurs to obtain new homeowner contracts when those costs are expected to be recovered through revenue generated from that contract. Capitalized amounts are amortized on a straight-line basis over the estimated life of the customer through sales and marketing expenses in the condensed consolidated statements of operations. Costs to obtain a contract capitalized as of June 30, 2023 and December 31, 2022 were $31.5 million and $26.4 million, respectively, and were recorded as a component of prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets. The amount of amortization recorded for the three and six months ended June 30, 2023 was $2.0 million and $3.8 million, respectively. The amount of amortization recorded for the three and six months ended June 30, 2022 was $1.3 million and $2.6 million, respectively.

Allowance for Credit Losses

As of June 30, 2023 and December 31, 2022, the Company’s allowance for credit losses related to accounts receivable was $11.3 million and $11.2 million, respectively. For the three and six months ended June 30, 2023, the Company recognized credit loss expense of $0.5 million and $1.8 million, respectively, which were recorded as a component of general and administrative expense in the condensed consolidated statements of operations. For the three and six months ended June 30, 2022, the Company recognized credit loss expense of $2.3 million and $3.1 million, respectively, which was recorded as a component of general and administrative expense in the condensed consolidated statements of operations.

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

Six Months Ended June 30, 2023

During the six months ended June 30, 2023, the Company completed one portfolio transaction with total consideration of $0.3 million.

During the six months ended June 30, 2023, the Company recorded measurement period adjustments related to certain portfolio transactions that occurred in prior periods. For more information about these acquisitions, see the Company's 2022 Annual Report. The impact of the measurement period adjustments was a decrease in goodwill of $2.5 million and an increase in intangible assets of $2.4 million. The remaining changes in acquired assets and assumed liabilities were not material.

The purchase price allocations for the portfolio transactions completed from the third quarter of 2022 through the second quarter of 2023 are preliminary, and the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. The Company recorded the purchase price allocations based upon currently available information.

Note 5 - Fair Value Measurements

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of June 30, 2023

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$12,549	$12,549
Class G Common Stock(1)	—	—	1,713	1,713

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

Contingent Consideration

The contingent consideration obligations are recorded in accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. The fair value of the contingent consideration is estimated utilizing an income approach and based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets at the acquisition date. The Company assesses the fair value of these obligations at each reporting date thereafter with any changes reflected as gains and losses in general and administrative expenses in the condensed consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the three and six months ended June 30, 2023 and 2022.

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

The following table summarizes the changes in the Company's Class G Common Stock measured and recorded at fair value on a recurring basis using significant unobservable inputs (in thousands):

Six Months Ended June 30,

2023
Balance as of December 31, 2022	$5,077
Change in fair value of Class G Common Stock included in earnings	(3,364)
Balance as of June 30, 2023	$1,713

Impairment of Right-of-Use Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the three months ended March 31, 2023, the Company took substantive action to negotiate certain sublease agreements for portions of the Company's leased corporate office space in Portland, Oregon and Boise, Idaho. Based on the sublease negotiations, the Company determined that the respective right-of-use assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair value of the asset groups based on their discounted cash flows. The carrying values of the asset groups exceeded their fair values and, as a result, the Company recorded right-of-use asset impairments of $4.2 million. The impairment charges are recorded within general and administrative expenses in the condensed consolidated statements of operations. During the three

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

months ended June 30, 2023, the Company executed the sublease agreements for portions of the Company's leased corporate office space in Portland, OR. There were no material changes to the final sublease agreements and, therefore, no incremental impairment charges were recorded for the three months ended June 30, 2023.

Note 6 - Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of June 30,	As of December 31,

	2023	2022
Land	$13,394	$13,394
Buildings and building improvements	12,474	12,471
Leasehold improvements	6,533	6,528
Computer equipment	13,795	13,510
Furniture, fixtures, and other	24,709	22,096
Vehicles	8,040	7,975
Internal-use software	57,071	53,024
Total	136,016	128,998
Less: Accumulated depreciation	(73,917)	(63,455)
Property and equipment, net	$62,099	$65,543

Note 7 - Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life Remaining (in years)	As of June 30, 2023

		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Homeowner contracts	4	$314,216	$(129,542)	$184,674
Databases, photos, and property listings	1	27,297	(25,828)	1,469
Trade names	2	9,951	(9,615)	336
Other(1)	4	2,903	(2,882)	21
Total intangible assets		$354,367	$(167,867)	$186,500

(1) Other intangible assets consist primarily of non-compete agreements, websites, and domain names.

	Weighted Average Useful Life Remaining (in years)	As of December 31, 2022

		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Homeowner contracts	4	$311,456	$(101,142)	$210,314
Databases, photos, and property listings	1	27,450	(23,661)	3,789
Trade names	1	9,942	(9,316)	626
Other(1)	2	2,903	(2,781)	122
Total intangible assets		$351,751	$(136,900)	$214,851

(1) Other intangible assets consist primarily of non-compete agreements, websites, and domain names.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company's estimated future amortization of intangible assets as of June 30, 2023 is expected to be as follows (in thousands):

Year Ending December 31:	Amount
Remainder of 2023	$30,697
2024	51,272
2025	57,139
2026	25,863
2027	12,450
Thereafter	9,079
Total	$186,500

The following table summarizes the changes in the Company's goodwill balance (in thousands):

Six Months Ended June 30,

2023
Balance at beginning of period(1)	$585,205
Acquisitions	179
Measurement period adjustments	(2,539)
Foreign exchange translation and other	97
Balance at end of period(1)	$582,942

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

Note 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,

	2023	2022
Employee-related accruals	$24,014	$25,110
Homeowner reserves	11,187	9,837
Current portion of acquisition liabilities(1)	14,164	25,056
Current portion of operating lease liabilities	9,146	9,490
Other	10,402	16,340
Total accrued expenses and other current liabilities	$68,913	$85,833

(1) The current portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due within one year.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Debt

The Company's debt obligations consisted of the following (in thousands):

	As of June 30,	As of December 31,

	2023	2022
Insurance premium financing	$1,580	$4,498
Other long-term debt	—	375
Total debt	1,580	4,873
Less: current maturities(1)	(1,580)	(4,748)
Long-term portion	$—	$125

(1) Current maturities of debt are recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Insurance Premium Financing

The Company has entered into short-term agreements to finance certain insurance premiums. The outstanding balance of $1.6 million as of June 30, 2023 is repayable in monthly installments of principal and interest through November 2023, at a weighted-average annual percentage rate of 5.46%.

Revolving Credit Facility

In October 2021, the Company and its wholly owned subsidiary (the "Borrower") and certain of its subsidiaries (collectively, the "Guarantors") entered into a credit agreement with JPMorgan Chase Bank, N.A. and the other lenders party thereto from time to time.

The credit agreement, as subsequently amended in December 2021 and June 2023 (as amended, the "Credit Agreement"; capitalized terms used herein and not otherwise defined are used as defined in the Credit Agreement), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million ("Revolving Credit Facility"). The Revolving Credit Facility includes a sub-facility for letters of credit in aggregate face amount of $40.0 million, which reduces borrowing availability under the Revolving Credit Facility. Proceeds may be used for working capital and general corporate purposes.

The June 2023 amendment modified the Credit Agreement to replace the LIBOR-based reference rate options with Adjusted Term Secured Overnight Financing Rate ("SOFR") based reference rate options. Subsequent to the amendment, any borrowings under the Revolving Credit Facility are subject to interest, determined as follows:

•Alternate Base Rate ("ABR") borrowings accrue interest at a rate per annum equal to the ABR plus a margin of 1.50%. The ABR is equal to the greatest of (i) the Prime Rate, (ii) the New York Federal Reserve Bank Rate plus 0.50%, and (iii) the Adjusted Term SOFR for a one-month interest period plus 1.00%.
•Term SOFR borrowings accrue interest at a rate per annum equal to the Adjusted Term SOFR plus a margin of 2.50%. Adjusted Term SOFR means, for any Interest Period, an interest rate per annum equal to (a) the Term SOFR for such Interest Period.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The obligations of the Borrower and certain guarantor subsidiaries (the "Guarantors") are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors. As of June 30, 2023 and December 31, 2022, there were no borrowings outstanding under the Revolving Credit Facility. As of June 30, 2023, there were $23.4 million of letters of credit issued under the Revolving Credit Facility, and $81.6 million was available for borrowings. As of June 30, 2023, the Company was in compliance with all covenants under the Credit Agreement.

Note 10 - Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,

	2023	2022
Class G Common Stock(1)	$1,713	$5,077
Long-term portion of acquisition liabilities(2)	9,586	16,226
Long-term portion of operating lease liabilities	19,028	21,706
Other	11,380	11,978
Total other long-term liabilities	$41,707	$54,987

(1) For more information, see Note 13, Equity of our 2022 Annual Report.

(2) The long-term portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due after one year.

Note 11 - Income Taxes

The Company's effective tax rate was an 8% expense on pre-tax loss for the three months ended June 30, 2023 and 0% expense on pre-tax loss for the three months ended June 30, 2022. The Company's effective tax rate was a 2% expense on pre-tax loss for the six months ended June 30, 2023 and a 2% expense on pre-tax loss for the six months ended June 30, 2022. The effective tax rate differs from our statutory rate in both periods due to the effect of flow-through entity income and losses for which the taxable income or loss is allocated to the Vacasa Holdings, LLC members and due to valuation allowance considerations.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 - Equity and Equity-Based Compensation

Equity-Based Award Activities

Restricted Stock Units

A summary of the Restricted Stock Unit ("RSU") activity was as follows during the period indicated:

Activity Type	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	5,381	$4.96
Granted	9,392	1.25
Vested	(1,536)	4.71
Forfeited	(1,418)	3.52
Outstanding as of June 30, 2023	11,819	2.23

As of June 30, 2023, there was unrecognized compensation expense of $21.9 million related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.8 years.

Performance Stock Units

The Company has granted Performance Stock Units ("PSUs") to certain members of its leadership team, which vest based upon the achievement of performance criteria and requisite service. The performance criteria are based on the achievement of certain share price appreciation targets. Attainment of each share price appreciation target is measured based on either the trailing 45-day or 60-day average closing trading price of our Class A Common Stock or, in the event of a change in control, the amount per share of Class A Common Stock to be paid to a stockholder in connection with such change in control. For certain of the awards, depending on the performance achieved, the actual number of shares of Class A Common Stock issued to the holder may range from 0% to 200% of the target number of PSUs granted. The number of PSUs granted included in the table below is based on the maximum potential achievement for all awards. In the event that performance criteria and requisite service are not achieved, the corresponding portion of the PSUs that do not vest will be forfeited.

A summary of the PSU activity was as follows during the period indicated:

Activity Type	Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,113	$2.90
Granted	2,745	0.53
Forfeited	(109)	3.79
Outstanding as of June 30, 2023	4,749	1.51

As of June 30, 2023, there was unrecognized compensation expense of $5.3 million related to unvested PSUs, which is expected to be recognized over a weighted-average period of 2.3 years.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock Appreciation Rights

A summary of the Stock Appreciation Rights ("SARs") activity was as follows during the period indicated:

Activity Type	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2022	1,741	$3.06
Forfeited	(540)	3.03
Outstanding as of June 30, 2023	1,201	3.08

As of June 30, 2023, there was $0.2 million of unrecognized compensation expense for the Company's SARs that will be recognized over a weighted-average remaining recognition period of 0.9 years. As of June 30, 2023, the Company's outstanding SARs had a weighted-average remaining contractual life of 6.0 years and no intrinsic value.

Stock Options

A summary of the stock options activity was as follows during the period indicated:

Activity Type	Stock Options (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2022	4,697	$0.92
Exercised	(239)	0.42
Forfeited	(22)	2.83
Outstanding as of June 30, 2023	4,436	0.93

As of June 30, 2023, there was $0.2 million of unrecognized compensation expense for the Company's stock options that will be recognized over a weighted-average remaining recognition period of 1.2 years. As of June 30, 2023, the Company's outstanding stock options had a weighted-average remaining contractual life of 5.0 years and an intrinsic value of $0.6 million.

Employee Equity Units

A summary of the Vacasa Employee Holdings LLC employee equity units is as follows:

	Employee Equity Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding as of December 31, 2022	2,020	$5.60
Vested	(346)	5.30
Forfeited	(958)	6.17
Unvested outstanding as of June 30, 2023	716	4.97

As of June 30, 2023, there was $3.4 million of unrecognized compensation expense related to unvested employee equity units, which is expected to be recognized over a weighted-average period of 1.6 years.

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

During both the three and six months ended June 30, 2023, there were 1,256,275 shares of Class A Common Stock purchased under the ESPP at a weighted-average price of $0.65 per share.

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense for the periods presented in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Cost of revenue	$18	$319	$62	$617
Operations and support	361	1,322	727	3,776
Technology and development	509	1,404	903	4,165
Sales and marketing	533	1,028	1,544	3,801
General and administrative	2,469	3,281	4,795	6,625
Total equity-based compensation expense	$3,890	$7,354	$8,031	$18,984

Note 13 - Net Income (Loss) Per Share

The Company calculates net income (loss) per share of Class A Common Stock in accordance with ASC 260, Earnings Per Share, which requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is calculated by dividing net income attributable to Vacasa, Inc. by the weighted-average shares of Class A Common Stock outstanding without the consideration for potentially dilutive shares of common stock. Diluted net income (loss) per share represents basic net income (loss) per share adjusted to include the potentially dilutive effect of RSUs, PSUs, SARs, stock options, employee equity units, shares expected to be purchased under the ESPP, and Class G Common Stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of Class A Common Stock equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. During periods of net loss, diluted loss per share is equal to basic net loss per share because the antidilutive effect of potential common shares is disregarded.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a reconciliation of basic and diluted income (loss) per Class A common share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Numerator for net income (loss) per class A common share calculation:
Net income (loss) attributable to Class A Common Stockholders, basic	$(3,121)	$5,042	$(26,913)	$(23,039)
Net income allocated to dilutive securities	—	79	—	—
Net income (loss) attributable to Class A Common Stockholders, diluted	$(3,121)	$5,121	$(26,913)	$(23,039)

Denominator for net income (loss) per Class A common share calculation:
Weighted-average shares outstanding, basic(1)	241,086	217,730	239,018	216,340
Effect of dilutive securities:
Restricted stock units	—	529	—	—
Stock appreciation rights	—	1,351	—	—
Stock options	—	4,203	—	—
Employee equity units	—	923	—	—
Total effect of dilutive securities	—	7,006	—	—
Weighted-average shares outstanding, diluted(1)	241,086	224,736	239,018	216,340

Basic net income (loss) per Class A common share:
Net income (loss) attributable to Class A Common Stockholders, basic	$(3,121)	$5,042	$(26,913)	$(23,039)
Weighted-average shares outstanding, basic	241,086	217,730	239,018	216,340
Net income (loss) per share of Class A Common Stock, basic	$(0.01)	$0.02	$(0.11)	$(0.11)

Diluted net income (loss) per Class A common share:
Net income (loss) attributable to Class A Common Stockholders, diluted	$(3,121)	$5,121	$(26,913)	$(23,039)
Weighted-average shares outstanding, diluted	241,086	224,736	239,018	216,340
Net income (loss) per share of Class A Common Stock, diluted	$(0.01)	$0.02	$(0.11)	$(0.11)

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share of Class A Common Share either because their impact would have been antidilutive for the period presented or because they were contingently issuable upon the satisfaction of certain market conditions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
OpCo units(1)	193,381	204,918	193,381	204,918
Restricted stock units	11,819	2,353	11,819	4,526
Performance stock units(2)	4,749	1,673	4,749	1,673
Stock appreciation rights	1,201	277	1,201	4,565
Stock options	4,436	261	4,436	5,114
Employee equity units	716	2,051	716	3,357
Employee stock purchase plan	3,472	1,835	3,472	1,835
Class G Common Stock	8,227	8,227	8,227	8,227
Common shares excluded from calculation of diluted net income (loss) per share	228,001	221,595	228,001	234,215

(1) These securities are neither dilutive nor anti-dilutive for the period presented as their assumed redemption for shares of Class A Common Stock would cause a proportionate increase to Net income (loss) attributable to Class A Common Stockholders, diluted.

(2) PSUs are contingently issuable upon the satisfaction of certain market conditions. As of June 30, 2023, none of the requisite market conditions have been met, and therefore all such contingently issuable shares have been excluded from the calculation of diluted income (loss) per share of Class A Common Stock.

Note 14 – Commitments and Contingencies

Leases

The Company leases real estate and equipment under various non-cancelable operating leases. There have been no material changes to the Company's operating lease commitments during the three and six months ended June 30, 2023. For additional information, refer to Note 8, Leases, of the Company's 2022 Annual Report.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As of June 30, 2023 and December 31, 2022, the Company had an obligation to remit Hospitality and Sales Taxes collected from guests in these jurisdictions totaling $30.1 million and $17.9 million, respectively. These payables are recorded in hospitality and sales taxes payable on the condensed consolidated balance sheets.

The Company’s potential obligations with respect to Hospitality and Sales Taxes could be affected by various factors, which include, but are not limited to, whether the Company determines, or any tax authority asserts, that the Company has a responsibility to collect lodging and related taxes on either historical or future transactions or by the introduction of new ordinances and taxes that subject the Company’s operations to such taxes. The Company is under audit and inquiry by various domestic tax authorities with regard to hospitality and sales tax matters. The Company has estimated liabilities in certain jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company has additional liabilities, and the related amounts can be reasonably estimated. These contingent liabilities primarily arise from the Company's transactions with its homeowners, guests, and service contracts and relate to the applicability of transactional taxes (such as sales, value-added, information reporting, and similar taxes) to services provided. As of June 30, 2023 and December 31, 2022, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $11.2 million and $11.8 million, respectively. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes of such matters may result in obligations that exceed the estimated liabilities recorded.

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

Accommodations Protection Program

The Company offers an Accommodations Protection Program (the "Program") that covers the Company and enrolled homeowners for covered incidents that occur during the period of a confirmed rental reservation for the property that is booked through the Company. The Program is administered by a third-party insurer under a commercial liability insurance policy and is subject to the policy terms and Program rules that are in effect at the time of an occurrence. The Program includes

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

various market-standard conditions, limitations, and exclusions. Homeowners who sign a new vacation rental services agreement with the Company are automatically enrolled in the Program and charged a fixed amount per night of each confirmed vacation rental stay. A homeowner may opt out of the Program at any time. If a homeowner opts out of the Program, the homeowner’s insurance policies, or the homeowner personally if the homeowner does not carry insurance, become primary for occurrences and incidents that happen in or about the home.

Indemnification

As a matter of ordinary course, the Company agrees to indemnification clauses in commercial agreements where appropriate, in accordance with industry standards. As a result, the Company may be obligated to indemnify third parties for losses or damages incurred in connection with the Company’s operations or its non-compliance with contractual obligations. Additionally, the Company has entered into indemnification agreements with its officers and directors, and its bylaws contain certain indemnification obligations for officers and directors. It is not possible to determine the aggregate maximum potential loss pursuant to the aforementioned indemnification provisions and obligations due to the unique facts and circumstances involved in each particular situation. As of June 30, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible.

Note 15 – Workforce Reduction

In January 2023, the Company implemented a workforce reduction plan (the “Plan”) designed to align the Company’s expected cost base with its 2023 strategic and operating priorities. The Plan included the elimination of approximately 1,300 positions across the Company, in both the Company's local operations teams and central teams, representing approximately 17% of the workforce.

In connection with the Plan, the Company incurred immaterial severance and employee benefits costs during the three months ended June 30, 2023 and approximately $5.1 million of severance and employee benefits costs during the six months ended June 30, 2023, which are included in operating costs and expenses in the condensed consolidated statements of operations. The majority of these costs have been paid, and the remaining liability as of June 30, 2023 is not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements and notes thereto included in our 2022 Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections and elsewhere in our 2022 Annual Report, in our Q1 2023 Quarterly Report, and in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are the leading vacation rental management platform in North America. Our integrated technology and operations platform is designed to optimize vacation rental income and home care for homeowners, offer guests a seamless, reliable and high-quality experience, and provide distribution partners with a variety of home listings.

As a vertically integrated vacation rental manager, we act as an agent on behalf of our homeowners, which allows us to avoid the capital requirements and limitations of owning the underlying real estate. We manage all aspects of the vacation rental experience for homeowners, from listing creation and multi-channel distribution, to pricing, marketing optimization, and end-to-end property care. We collect nightly rent on behalf of homeowners and earn the majority of our revenue from homeowner commissions and service fees paid by guests, and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website or app or through our distribution partners. We also earn revenue from home care solutions offered directly to our homeowners, such as home improvement and repair services for a separately agreed upon fee, and from providing residential management services to community and homeowner associations. We are typically the exclusive vacation rental manager for the homes on our platform, and we are able to capture nearly all of the bookings for those properties through our direct channel or through our channel partners.

Seasonality

Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate may have its own seasonality, events, and weather that can increase or decrease demand for our offerings. Certain holidays, and the timing of those holidays, can have an impact on our revenue by increasing or decreasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, our second and third quarters have higher revenue due to increased Nights Sold, compared to our first and fourth quarters. Our Gross Booking Value ("GBV") typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our staffing to handle increased activity on our platform and service the homes we manage in those periods. See additional information about GBV and Nights Sold under the "Key Business Metrics and Non-GAAP Financial Measures" heading below.

Workforce Reduction

In January, 2023, we implemented a workforce reduction plan that resulted in the elimination of approximately 1,300 positions across the Company, representing approximately 17% of the workforce. We incurred severance and employee benefits costs of approximately $5.1 million during the six months ended June 30, 2023, which are included in operating costs and expenses in the condensed consolidated statement of operations. The reduction in force was substantially complete by the end of the second quarter of 2023. Costs incurred during the second quarter of 2023 in connection with the workforce reduction were not material.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for these periods. The period-to-period comparisons of our historical results are not necessarily indicative of our future results.

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(in thousands)
Revenue	$304,579	$310,348	$561,433	$557,608
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below(1)	142,126	152,094	266,257	273,853
Operations and support(1)	61,851	60,171	122,664	119,472
Technology and development(1)	15,601	16,506	29,874	34,071
Sales and marketing(1)	56,397	62,232	113,901	121,889
General and administrative(1)	16,367	29,242	42,074	52,443
Depreciation	5,396	6,381	10,393	11,300
Amortization of intangible assets	15,187	14,018	30,877	30,281
Total operating costs and expenses	312,925	340,644	616,040	643,309
Loss from operations	(8,346)	(30,296)	(54,607)	(85,701)
Interest income	2,095	403	3,673	441
Interest expense	(589)	(741)	(1,312)	(1,351)
Other income, net	1,617	40,680	3,774	41,522
Income (loss) before income taxes	(5,223)	10,046	(48,472)	(45,089)
Income tax expense	(419)	(100)	(782)	(903)
Net income (loss)	$(5,642)	$9,946	$(49,254)	$(45,992)

(1) Includes equity-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$18	$319	$62	$617
Operations and support	361	1,322	727	3,776
Technology and development	509	1,404	903	4,165
Sales and marketing	533	1,028	1,544	3,801
General and administrative	2,469	3,281	4,795	6,625
Total equity-based compensation expense	$3,890	$7,354	$8,031	$18,984

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	47%	49%	47%	49%
Operations and support	20%	19%	22%	21%
Technology and development	5%	5%	5%	6%
Sales and marketing	19%	20%	20%	22%
General and administrative	5%	9%	7%	9%
Depreciation	2%	2%	2%	2%
Amortization of intangible assets	5%	5%	5%	5%
Total operating costs and expenses	103%	110%	110%	115%
Loss from operations	(3)%	(10)%	(10)%	(15)%
Interest income	1%	—%	1%	—%
Interest expense	—%	—%	—%	—%
Other income, net	1%	13%	1%	7%
Income (loss) before income taxes	(2)%	3%	(9)%	(8)%
Income tax expense	—%	—%	—%	—%
Net income (loss)	(2)%	3%	(9)%	(8)%

Comparison of the Three Months and Six Months ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$304,579	$310,348	$(5,769)	(2)%	$561,433	$557,608	$3,825	1%

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

In addition to our vacation rental platform, we provide other offerings such as real estate brokerage services and residential management services to community and homeowner associations. The purpose of these services is to attract and retain homeowners as customers of our vacation rental platform. We substantially completed the wind down of our real estate brokerage services during the second quarter of 2023. These brokerage services represented less than 1% of total revenue for both the three and six months ended June 30, 2023. We will continue to retain real estate brokerage licenses, where required, in order to facilitate our vacation rental management services.

Booking Patterns

We continue to experience evolving guest booking and travel demand patterns. The changes we have recently seen have included some softening in close-in bookings. We have also seen increased homeowner concerns around their levels of rental income, relative to prior years. These factors increase the difficulty of accurately forecasting our results of operations and, we believe, have a negative effect on homeowner retention, relative to our historical experience.

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Revenue decreased by $5.8 million, or 2%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily driven by a $5.9 million decrease in revenue from our real estate brokerage services, as a result of our wind down of these services. While vacation rental platform revenue was relatively flat for the three months ended June 30, 2023, compared to the same period last year, Nights Sold (as defined below) increased for the three months ended June 30, 2023, primarily due to the increase in the number of homes on our platform, but GBV per Night Sold (as defined below) decreased compared to the same period in 2022 due to lower guest demand. This effect was largely offset by an increase in revenue from our home care solutions offerings.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022

Revenue increased by $3.8 million, or 1%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily driven by an increase of $11.8 million, or 2%, in our vacation rental platform revenue, partially offset by a $9.1 million decrease in revenue from our real estate brokerage services. The increase in vacation rental platform revenue was mostly driven by more Nights Sold, primarily due to the increase in the number of homes added to our platform, partially offset by lower GBV per Night Sold, and lower future stay credit breakage revenue, which primarily relates to the first quarter of 2022 when the future stay credits issued during the COVID-19 pandemic first began to expire.

Cost of revenue

	Three Months Ended June 30,				Six Months Ended June 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$142,126	$152,094	$(9,968)	(7)%	$266,257	$273,853	$(7,596)	(3)%
Percentage of revenue	47%	49%			47%	49%

Cost of revenue, exclusive of depreciation and amortization, consists primarily of employee compensation costs, which include wages, benefits, and payroll taxes and outside service costs for housekeeping, home maintenance, payment processing fees for merchant fees and chargebacks, laundry expenses, and housekeeping supplies, as well as fixed rent payments on certain owner contracts. Cost of revenue also includes costs associated with our real estate brokerage services and residential management services to community and homeowner associations. These brokerage services represented approximately 1% and 2% of total cost of revenue for the three and six months ended June 30, 2023, respectively.

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Cost of revenue decreased by $10.0 million, or 7%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a $5.2 million decrease in costs related to real estate brokerage services, a $2.2 million decrease in personnel-related expenses related to housekeeping, and a $2.2 million decrease in payment processing costs.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022

Cost of revenue decreased by $7.6 million, or 3%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a $7.9 million decrease in costs related to real estate brokerage services and a $2.9 million decrease in residential management services to community and homeowner associations, partially offset by a $3.4 million increase in expenses related to our home care solutions and home supplies due to an increase in Nights Sold.

We expect that cost of revenue as a percentage of revenue may fluctuate from period to period, depending on the number of Nights Sold, Gross Booking Value per Night Sold, and our ability to realize operational efficiencies.

Operations and support

	Three Months Ended June 30,				Six Months Ended June 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Operations and support	$61,851	$60,171	$1,680	3%	$122,664	$119,472	$3,192	3%
Percentage of revenue	20%	19%			22%	21%

Operations and support costs consist primarily of compensation costs, which include wages, benefits, payroll taxes, and equity-based compensation for employees that support our local operations. The costs also included the cost of call center customer support, rent expense for local operations, and the allocation of facilities and certain corporate overhead costs.

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Operations and support costs increased by $1.7 million, or 3%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to a $1.6 million increase in facility-related expenses.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022

Operations and support costs increased by $3.2 million, or 3%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to a $2.4 million increase in facility-related expenses.

We expect that operations and support costs as a percent of revenue may fluctuate from period to period depending on the number of homes we manage and the number of destinations we operate in, the number of Nights Sold, and our ability to realize operational efficiencies.

Technology and development

	Three Months Ended June 30,				Six Months Ended June 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Technology and development	$15,601	$16,506	$(905)	(5)%	$29,874	$34,071	$(4,197)	(12)%
Percentage of revenue	5%	5%			5%	6%

Technology and development expenses consist primarily of cloud computing, software licensing and maintenance expense, and costs to support infrastructure, applications, and overall monitoring and security of networks. Technology and development expenses also include wages, benefits, payroll taxes, and equity-based compensation, for salaried employees and payments to contractors, net of capitalized expenses, engaged in the design, development, maintenance and testing of our platform, including our websites, mobile applications, and other products. Capitalized costs are recorded as a reduction of our technology and development expenses and are capitalized as internal-use software within property and equipment on the condensed consolidated balance sheets. These assets are depreciated over their estimated useful lives and are reported in depreciation on our condensed consolidated statements of operations.

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Technology and development expenses decreased by $0.9 million, or 5%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a $0.6 million decrease in software license and maintenance costs.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022

Technology and development expenses decreased by $4.2 million, or 12%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a $2.6 million decrease in personnel-related expenses, driven by lower equity-based compensation, and a $1.7 million decrease in software license and maintenance costs.

We expect that, on an absolute dollar basis, changes in technology and development expenses will be primarily driven by headcount and software spend, which may fluctuate from period to period based on our business priorities.

Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$56,397	$62,232	$(5,835)	(9)%	$113,901	$121,889	$(7,988)	(7)%
Percentage of revenue	19%	20%			20%	22%

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

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Sales and marketing expenses decreased by $5.8 million, or 9%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease was primarily due to a $6.0 million decrease in personnel-related expenses primarily driven by decreased sales force headcount, as a result of the workforce reductions we effected in October 2022 and January 2023, and a $1.9 million decrease in homeowner and brand advertising. This was partially offset by a $1.7 million increase in listing fees paid to our distribution partners due, primarily, to channel mix.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022

Sales and marketing expenses decreased by $8.0 million, or 7%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease was primarily due to an $11.7 million decrease in personnel-related expenses, primarily driven by decreased sales force headcount, and a $2.5 million decrease in homeowner and brand advertising. This was partially offset by a $5.8 million increase in listing fees paid to our distribution partners due, primarily, to channel mix. The decrease in personnel-related expenses also included a decrease in equity-based compensation of $2.3 million, partially offset by an increase in severance and related benefits costs of $1.7 million, both as a result of the workforce reductions we effected in October 2022 and January 2023.

We expect that, on an absolute dollar basis, changes in sales and marketing expenses will be primarily driven by headcount and advertising expense, which may fluctuate from period to period based on our business priorities, and payments to distribution partners for guest reservations, which will vary from period to period based on GBV generated through our distribution partners.

General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$16,367	$29,242	$(12,875)	(44)%	$42,074	$52,443	$(10,369)	(20)%
Percentage of revenue	5%	9%			7%	9%

General and administrative expenses primarily consist of compensation costs, which includes wages, benefits, payroll taxes, and equity-based compensation for administrative employees, including finance and accounting, human resources, communications, and legal employees. General and administrative costs also include professional services fees, including accounting, legal and consulting expenses, rent expense for corporate facilities and storage, insurance premiums, and travel and entertainment expenses.

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

General and administrative expenses decreased by $12.9 million, or 44%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease was primarily due to a $4.6 million decrease in personnel-related expenses, driven by lower headcount, a $2.0 million decrease in professional services expenses, driven by reduced consulting costs, and a $5.4 million decrease in other expenses, primarily driven by contingent consideration gains and a decline in bad debt expense.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022

General and administrative expenses decreased by $10.4 million, or 20%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease was primarily due to a $6.2 million decrease in personnel-related expenses, driven by lower headcount, a $3.2 million decrease in professional services expenses, driven by reduced consulting costs, and a $1.3 million decrease in facility-related expenses.

We expect that, on an absolute dollar basis, changes in general and administrative expenses will be primarily driven by headcount and professional fees, which may fluctuate from period to period depending on our business needs and priorities.

Depreciation and Amortization of intangible assets

	Three Months Ended June 30,				Six Months Ended June 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation	$5,396	$6,381	$(985)	(15)%	$10,393	$11,300	$(907)	(8)%
Percentage of revenue	2%	2%			2%	2%
Amortization of intangible assets	$15,187	$14,018	$1,169	8%	$30,877	$30,281	$596	2%
Percentage of revenue	5%	5%			5%	5%

Depreciation expense consists of depreciation on capitalized internal-use software, furniture and fixtures, buildings and improvements, leasehold improvements, computer equipment, and vehicles.

Amortization of intangible assets expense consists of non-cash amortization expense of acquired intangible assets, primarily homeowner contracts, which are amortized on a straight-line basis over their estimated useful lives.

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Depreciation expense decreased by $1.0 million, or 15%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to decreased capital spending.

Amortization of intangible assets increased by $1.2 million, or 8%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to portfolio additions subsequent to June 30, 2022.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022

Depreciation expense decreased by $0.9 million, or 8%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to decreased capital spending.

Amortization of intangible assets increased by $0.6 million, or 2%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to portfolio additions subsequent to June 30, 2022.

We expect that depreciation and amortization expenses will vary both on an absolute dollar basis and as a percentage of revenue depending on our level of investment in property and equipment and the rate at which we complete portfolio transactions and strategic acquisitions to support the growth in our business.

Interest income, Interest expense and Other expense, net

	Three Months Ended June 30,				Six Months Ended June 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest income	$2,095	$403	$1,692	420%	$3,673	$441	$3,232	733%
Percentage of revenue	1%	—%			1%	—%
Interest expense	$(589)	$(741)	$152	(21)%	$(1,312)	$(1,351)	$39	(3)%
Percentage of revenue	—%	—%			—%	—%
Other income, net	$1,617	$40,680	$(39,063)	(96)%	$3,774	$41,522	$(37,748)	(91)%
Percentage of revenue	1%	13%			1%	7%

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

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Interest income increased by $1.7 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in interest income is primarily due to higher prevailing interest rates during 2023, compared to 2022, and investing a greater proportion of our cash and cash equivalents into money market funds.

Interest expense decreased by $0.2 million, or 21%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Other income, net decreased by $39.1 million, or 96%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease in other income, net, was primarily due to a $1.4 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the three months ended June 30, 2023, compared to a $44.7 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022

Interest income increased by $3.2 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in interest income is primarily due to higher prevailing interest rates during 2023, compared to 2022, and investing a greater proportion of our cash and cash equivalents into money market funds.

Interest expense increased nominally for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Other income, net decreased by $37.7 million, or 91%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease in other income, net, was primarily due to a $3.4 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the six months ended June 30, 2023, compared to a $45.5 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the six months ended June 30, 2022.

Key Business Metrics and Non-GAAP Financial Measures

We analyze the key business metrics of GBV, Nights Sold, and GBV per Night Sold, as well as non-GAAP financial measures to assess our performance. In addition to revenue, net income (loss), loss from operations, and other results under GAAP, we use non-GAAP financial measures, including Adjusted EBITDA, Non-GAAP cost of revenue, Non-GAAP operations and support expense, Non-GAAP technology and development expense, Non-GAAP sales and marketing expense, and Non-GAAP general and administrative expense (collectively, the "Non-GAAP Financial Measures") to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We provide a reconciliation below of the Non-GAAP Financial Measures to their most directly comparable GAAP financial measures.

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

The key business metrics and Non-GAAP Financial Measures have significant limitations as analytical tools, should be considered as supplemental in nature, and are not meant as a substitute for any financial information prepared in accordance with GAAP. We believe the Non-GAAP Financial Measures provide useful information to investors and others in understanding and evaluating our results of operations, are frequently used by these parties in evaluating companies in our industry, and provide useful measures for period-to-period comparisons of our business performance. Moreover, we present the key business metrics and Non-GAAP Financial Measures because they are key measurements used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and strategic planning and annual budgeting.

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
•Adjusted EBITDA and Non-GAAP general and administrative expense do not include non-recurring costs related to strategic business combinations;
•these measures do not reflect restructuring costs, including certain right-of-use asset impairment costs;
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

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(in thousands, except GBV per Night Sold)
Gross Booking Value ("GBV")	$622,324	$676,432	$1,143,655	$1,170,874
Nights Sold	1,689	1,644	3,121	2,993
GBV per Night Sold	$368	$411	$366	$391

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

Changes in GBV reflect our ability to add homes by attracting homeowners through our individual sales approach, and through portfolio transactions or strategic acquisitions, to retain homeowners and guests, and to optimize the availability and utilization of the homes on our platform. Changes in GBV also reflect changes in the pricing of rents, fees, and estimated taxes paid by guests. Changes in utilization of the homes on our platform and pricing of those homes are generally reflective of changes in guest demand.

For the three months ended June 30, 2023, GBV decreased by 8% to $622.3 million, compared to the same period in 2022. The decrease was primarily driven by lower guest demand.

For the six months ended June 30, 2023, GBV decreased by 2% to $1,143.7 million, compared to the same period in 2022. The decrease was primarily driven by lower guest demand.

We experience seasonality in our GBV that is consistent with the seasonality of Nights Sold as described below. Future changes in GBV will be affected by the number of homes we add to our platform, guest demand, and our ability to optimize pricing and utilization of the homes on our platform.

Nights Sold

We define Nights Sold as the total number of nights stayed by guests in homes hosted on our platform in a given period. Nights Sold is a key measure of the scale and quality of homes on our platform and our ability to generate demand and manage yield on behalf of our homeowners. We experience seasonality in the number of Nights Sold. Typically, the second and third quarters of the year each have higher Nights Sold than the first and fourth quarters, as guests tend to travel more during the peak summer travel season.

For the three months ended June 30, 2023, Nights Sold increased by 3% to 1.7 million, compared to the same period in 2022. The increase in Nights Sold was primarily due to homes added to our platform through our individual sales approach and portfolio additions during or after three months ended June 30, 2022.

For the six months ended June 30, 2023, Nights Sold increased by 4% to 3.1 million, compared to the same period in 2022. The increase in Nights Sold was primarily due to homes added to our platform through our individual sales approach and portfolio additions during or after six months ended June 30, 2022.

Nights Sold in any period will be affected by changes to the number of homes on our platform and how we optimize the combination of pricing and utilization of the homes on our platform.

Gross Booking Value per Night Sold

GBV per Night Sold represents the dollar value of each night stayed by guests on our platform in a given period. GBV per Night Sold reflects the pricing of rents, fees, and estimated taxes paid by guests.

For the three months ended June 30, 2023, GBV per Night Sold decreased by 10% to $368, compared to the same period in 2022. The decrease in GBV per Night Sold was primarily driven by lower demand from guests.

For the six months ended June 30, 2023, GBV per Night Sold decreased by 6% to $366, compared to the same period in 2022. The decrease in GBV per Night Sold was primarily driven by lower demand from guests.

There is a strong relationship between GBV and Nights Sold, and these two variables are managed in concert with one another. Our pricing algorithms and methodologies are continually evaluating the trade-offs between price and utilization to seek to optimize the mix of Nights Sold and GBV per Night Sold. Future changes in GBV per Night Sold will be determined by how we optimize the combination of pricing and utilization of the homes on our platform.

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) excluding: (1) depreciation and acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable; (2) interest income and expense; (3) any other income or expense not earned or incurred during our normal course of business; (4) any income tax benefit or expense; (5) equity-based compensation costs; (6) one-time costs related to strategic business combinations; and (7) restructuring costs, including certain right-of-use asset impairment costs. We believe this measure is useful for analysts and investors as this measure allows for more meaningful period-to-period comparison of our business performance. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature or the amount and timing of these items is unpredictable or non-recurring in nature, not driven by the performance of our core business operations and renders comparisons with prior periods less meaningful. Adjusted EBITDA as a percentage of Revenue is calculated by dividing Adjusted EBITDA for a period by Revenue for the same period.

Seasonal trends in our Nights Sold impact Adjusted EBITDA for any given quarter. Typically, the second and third quarters of the year have higher Adjusted EBITDA and Adjusted EBITDA as a percentage of revenue, as fixed costs are allocated across a larger number of guest reservations. We expect Adjusted EBITDA and Adjusted EBITDA as a percentage of revenue to fluctuate in the near term due to this seasonality and improve over the medium to long term as we achieve greater operating leverage from scale.

In the three months ended June 30, 2023, Adjusted EBITDA was $16.1 million, compared to $(2.5) million in the same period in 2022. The favorable change in Adjusted EBITDA is a reflection of the changes in our revenue, operating costs and expenses, as discussed above. Adjusted EBITDA as a percentage of Revenue was 5% for the three months ended June 30, 2023, compared to (1)% for the three months ended June 30, 2022.

In the six months ended June 30, 2023, Adjusted EBITDA was $4.1 million, compared to $(24.7) million in the same period in 2022. The favorable change in Adjusted EBITDA is a reflection of the changes in our revenue, operating costs, and expenses, as discussed above. Adjusted EBITDA as a percentage of Revenue was 1% for the six months ended June 30, 2023, compared to (4)% for the six months ended June 30, 2023.

The following table reconciles net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(in thousands, except percentages)
Net income (loss)	$(5,642)	$9,946	$(49,254)	$(45,992)
Add back:
Depreciation and amortization of intangible assets	20,583	20,399	41,270	41,581
Interest income	(2,095)	(403)	(3,673)	(441)
Interest expense	589	741	1,312	1,351
Other income, net	(1,617)	(40,680)	(3,774)	(41,522)
Income tax expense	419	100	782	903
Equity-based compensation	3,890	7,354	8,031	18,984
Business combination costs(1)	60	59	119	480
Restructuring(2)	(43)	—	9,323	—
Adjusted EBITDA	$16,144	$(2,484)	$4,136	$(24,656)
Adjusted EBITDA as a percentage of Revenue	5%	(1)%	1%	(4)%

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$142,126	$152,094	$266,257	$273,853
Less: equity-based compensation	(18)	(319)	(62)	(617)
Less: restructuring(1)	112	—	(664)	—
Non-GAAP cost of revenue	$142,220	$151,775	$265,531	$273,236

Operations and support	$61,851	$60,171	$122,664	$119,472
Less: equity-based compensation	(361)	(1,322)	(727)	(3,776)
Less: restructuring(1)	59	—	(1,820)	—
Non-GAAP operations and support	$61,549	$58,849	$120,117	$115,696

Technology and development	$15,601	$16,506	$29,874	$34,071
Less: equity-based compensation	(509)	(1,404)	(903)	(4,165)
Less: restructuring(1)	(56)	—	(233)	—
Non-GAAP technology and development	$15,036	$15,102	$28,738	$29,906

Sales and marketing	$56,397	$62,232	$113,901	$121,889
Less: equity-based compensation	(533)	(1,028)	(1,544)	(3,801)
Less: restructuring(1)	(70)	—	(1,744)	—
Non-GAAP sales and marketing	$55,794	$61,204	$110,613	$118,088

General and administrative	$16,367	$29,242	$42,074	$52,443
Less: equity-based compensation	(2,469)	(3,281)	(4,795)	(6,625)
Less: business combination costs(2)	(60)	(59)	(119)	(480)
Less: restructuring(1)	(2)	—	(4,862)	—
Non-GAAP general and administrative	$13,836	$25,902	$32,298	$45,338

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

Liquidity and Capital Resources

Since our founding, our principal sources of liquidity have been from proceeds we have received through the issuance of equity and debt financing. We have incurred significant operating losses and generated negative cash flows from operations as we have invested to support the growth of our business. To execute on our strategic initiatives, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. These capital resources may be obtained through drawing on our existing Revolving Credit Facility, which is discussed in more detail below, additional equity offerings, which will dilute the ownership of our existing stockholders, or additional debt financings, which may contain covenants that restrict the operations of our business. In the event that additional financing is required from outside sources, we may not be able to raise the financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

As of June 30, 2023, we had cash and cash equivalents of $280.8 million. In addition, as of June 30, 2023, $81.6 million was available for borrowing under our Revolving Credit Facility (as defined below). Our primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures and other general corporate purposes. We expect to need cash to make payments under the Tax Receivable Agreement. For more details regarding the Tax Receivable Agreement, see our 2022 Annual Report. We expect our operations will continue to be financed primarily by equity offerings, debt financing, and cash and cash equivalents. We believe our existing sources of liquidity will be sufficient to fund operations, working capital requirements, capital expenditures, and debt service obligations for at least the next 12 months.

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

Revolving Credit Facility

In October 2021, we entered into a credit agreement, which, as subsequently amended in December 2021 and June 2023 (as amended, the "Credit Agreement"), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million ("Revolving Credit Facility"). The Revolving Credit Facility includes a sub-facility for letters of credit in an aggregate face amount of $40.0 million, which reduces borrowing availability under the Revolving Credit Facility. As of June 30, 2023, there were no borrowings outstanding under the Revolving Credit Facility. As of June 30, 2023, $23.4 million of letters of credit were issued under the Revolving Credit Facility, and $81.6 million was available for borrowings.

The June 2023 amendment modified the Credit Agreement to replace the LIBOR-based reference rate options with Adjusted Term Secured Overnight Financing Rate ("SOFR") based reference rate options. Subsequent to the amendment, borrowings under the Revolving Credit Facility are subject to interest, determined as follows:

•Alternate Base Rate ("ABR") borrowings accrue interest at a rate per annum equal to the ABR plus a margin of 1.50%. The ABR is equal to the greatest of (i) the Prime Rate, (ii) the New York Federal Reserve Bank Rate plus 0.50%, and (iii) the Adjusted Term SOFR for a one-month interest period plus 1.00%.
•Term SOFR borrowings accrue interest at a rate per annum equal to the Adjusted Term SOFR plus a margin of 2.50%. Adjusted Term SOFR means, for any Interest Period, an interest rate per annum equal to (a) the Term SOFR for such Interest Period.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,

	2023	2022
	(in thousands)
Net cash provided by operating activities	$309,066	$351,220
Net cash used in investing activities	(7,739)	(92,018)
Net cash used in financing activities	(19,024)	(18,793)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(466)	(160)
Net increase in cash, cash equivalents and restricted cash	$281,837	$240,249

Operating Activities

Net cash provided by operating activities was $309.1 million for the six months ended June 30, 2023, primarily due to a net loss of $49.3 million, offset by $55.8 million of non-cash items, including depreciation, amortization of intangible assets, impairment of right-of-use assets, reduction in the carrying amount of operating lease right-of-use assets, fair value adjustment on derivative liabilities, and equity-based compensation expense. Additional sources of cash flows resulted from changes in working capital, including a $161.2 million increase in funds payable to owners, a $85.9 million increase in deferred revenue and future stay credits, a $35.7 million increase in hospitality and sales taxes payable, and $13.8 million increase in accounts payable, partially offset by a $13.9 million decrease in prepaid expenses and other assets.

Net cash provided by operating activities was $351.2 million for the six months ended June 30, 2022, primarily attributable to a net loss of $46.0 million, partially offset by $11.9 million of non-cash items, including depreciation, amortization of intangible assets, amortization of operating lease right-of-use assets, fair value adjustment on derivative liabilities, and equity-based compensation expense. Additional sources of cash flows resulted from changes in working capital, including a $228.1 million increase in funds payable to owners, a $74.6 million increase in deferred revenue and future stay credits, and a $44.3 million increase in hospitality and sales taxes payable, each as a result of increased bookings on our platform.

Investing Activities

Net cash used in investing activities was $7.7 million for the six months ended June 30, 2023, primarily due to $4.1 million of cash paid for capitalized internally developed software costs and $2.9 million of cash paid for purchases of property and equipment.

Net cash used in investing activities was $92.0 million for the six months ended June 30, 2022, primarily due to $80.4 million of cash paid for business combinations, net of cash and restricted cash acquired, $6.7 million of cash paid for purchases of property and equipment, and $4.9 million of cash paid for capitalized internally developed software costs.

Financing Activities

Net cash used in financing activities was $19.0 million for the six months ended June 30, 2023, primarily due to $16.4 million of cash payments for business combinations and $3.1 million of repayment of financed insurance premiums.

Net cash used in financing activities was $18.8 million for the six months ended June 30, 2022, primarily attributable to $18.2 million of cash payments for business combinations.

Material Cash Requirements from Contractual and Other Obligations

As of June 30, 2023, there were no material changes outside the ordinary course of business to the contractual obligations from the information disclosed in our 2022 Annual Report.

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

Our cash and cash equivalents primarily consist of cash deposits and marketable securities. We do not enter into investments for trading or speculative purposes. Because our cash equivalents generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of June 30, 2023.

As we do not have any borrowing under our Revolving Credit Facility as of June 30, 2023, we are not currently exposed to the risk related to fluctuations in interest rates to the extent the ABR exceeds the floor.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 14, Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report, is incorporated herein by reference.

Item 1A. Risk Factors

Other than the risk factors below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our 2022 Annual Report and in Part II, Item 1A. "Risk Factors" in our Q1 2023 Quarterly Report. Our business, operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our 2022 Annual Report and in our Q1 2023 Quarterly Report, which could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A Common Stock. You should carefully read and consider the risks and uncertainties described below as well as those included in our 2022 Annual Report and in our Q1 2023 Quarterly Report, together with all of the other information in our 2022 Annual Report and this Quarterly Report and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in our 2022 Annual Report and this Quarterly Report may not be the only ones we face.

Our 2022 Annual Report includes a detailed discussion of our risk factors, as updated in our Q1 2023 Quarterly Report. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the 2022 Annual Report and in the Q1 2023 Quarterly Report.

We are subject to risks related to our use of artificial intelligence, or AI, in our business.

We believe that the use of AI and machine learning tools in our business, and the insights and functionality they can provide us, will become increasingly important to the efficiency of our business and to the value that our solutions deliver to our homeowners and guests. These emerging technologies are in the early stages of commercial use, and they present a number of risks inherent in their use, including public perception or reputational harm, inaccuracies, unintended biases and discriminatory outcomes, as well as potential legal concerns such as intellectual property protection and infringement, regulatory compliance and data security. While we are in the initial stages of using these technologies in our business, their use may result in liability and could cause us to incur additional costs to resolve such issues, which may harm our business and results of operations. In addition, we cannot predict future developments in AI and related impacts on our business and our industry. If we are unable to successfully adapt to new developments related to AI, our business, results of operations and financial position could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report are herein incorporated by reference or are filed with this Quarterly Report, in each case as indicated herein.

Exhibit Index

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File Number	Date	Exhibit	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41130	12/9/21	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41130	12/9/21	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vacasa, Inc. dated May 23, 2023	8-K	001-41130	5/25/23	3.1
10.1#	Offer Letter, dated May 3, 2023, between Vacasa, LLC and Bruce Schuman	8-K	001-41130	5/9/23	10.1
10.2#	Change in Control and Retention Agreement, dated June 1, 2023, between Vacasa, LLC and Bruce Schuman					*
10.3#	Transition Agreement, dated May 3, 2023, between Vacasa LLC and Jamie Cohen	8-K	001-41130	5/9/23	10.2
10.4#	Separation and Release Agreement, dated February 6, 2023, between Vacasa, LLC and Craig Smith					*
10.5#	Vacasa, Inc. 2021 Incentive Award Plan, as amended and restated on May 23, 2023	DEF 14A	001-41130	4/24/23	A
10.6#	Vacasa, Inc. 2021 Nonqualified Employee Stock Purchase Plan, as amended and restated on May 23, 2023	DEF 14A	001-41130	4/24/23	B
10.7#	Amendment No. 2 to the Credit Agreement, dated June 20, 2023, between Vacasa Holdings LLC, V-Revolver Sub LLC, and JPMorgan Chase Bank, N.A.					*
10.8#	Vacasa, Inc. Non-Employee Director Compensation Program, as amended and restated on May 22, 2023					*
10.9	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Silver Lake Stockholders	8-K	001-41130	6/8/23	10.1
10.10	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Riverwood Stockholders	8-K	001-41130	6/8/23	10.2
10.11	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Level Equity Stockholders	8-K	001-41130	6/8/23	10.3
10.12	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the EB Stockholders	8-K	001-41130	6/8/23	10.4

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacasa, Inc.
(Registrant)

August 8, 2023	By:	/s/ Robert Greyber
(Date)	Name:	Robert Greyber
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 8, 2023	By:	/s/ Bruce Schuman
(Date)	Name:	Bruce Schuman
	Title:	Chief Financial Officer
(Principal Financial Officer)