Form 10-Q
period 2023-09-30
Vacasa, Inc.
filed 2023-11-08
CIK 1874944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to ________
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

As of November 3, 2023, 12,453,362 shares of the registrant's Class A Common Stock were outstanding, 9,485,517 shares of the registrant's Class B Common Stock were outstanding, and 316,666 shares of the registrant's Class G Common Stock were outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our results of operations, financial position, growth strategy, seasonality, business strategy, policies, and approach, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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
•our ability to grow our business;
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
•our use of artificial intelligence, or AI, in our business; and

•those risks, uncertainties, and assumptions identified in Part I, Item 1A. "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report"), in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 ("Q1 2023 Quarterly Report") and June 30, 2023 ("Q2 2023 Quarterly Report") and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" in this Quarterly Report, and in our subsequent filings with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

Vacasa, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	As of September 30,	As of December 31,

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$151,291	$157,810
Restricted cash	162,327	161,850
Accounts receivable, net	11,543	17,204
Prepaid expenses and other current assets	27,442	44,499
Total current assets	352,603	381,363
Property and equipment, net	59,422	65,543
Intangible assets, net	125,166	214,851
Goodwill	171,853	585,205
Other long-term assets	56,556	58,622
Total assets	$765,600	$1,305,584
Liabilities, Temporary Equity, and Equity
Current liabilities:
Accounts payable	$38,888	$35,383
Funds payable to owners	178,926	228,758
Hospitality and sales taxes payable	50,128	52,217
Deferred revenue	103,262	124,969
Future stay credits	1,145	3,369
Accrued expenses and other current liabilities	76,050	85,833
Total current liabilities	448,399	530,529
Long-term debt, net of current portion	—	125
Other long-term liabilities	37,385	54,987
Total liabilities	$485,784	$585,641
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	93,539	306,943
Equity:
Class A Common Stock, par value $0.00001, 1,000,000,000 shares authorized; 12,553,800 and 11,819,511 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.(1)	3	2
Class B Common Stock, par value $0.00001, 476,333,850 shares authorized; 9,387,427 and 9,872,261 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.(1)	2	2
Additional paid-in capital	1,384,387	1,355,141
Accumulated deficit	(1,197,252)	(942,147)
Accumulated other comprehensive income (loss)	(863)	2
Total equity	186,277	413,000
Total liabilities, temporary equity, and equity	$765,600	$1,305,584

(1) Common stock shares issued and outstanding have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 16 - Subsequent Event for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
Revenue	$379,077	$412,184	$940,510	$969,792
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	150,789	174,123	417,046	447,976
Operations and support	64,998	76,877	187,662	196,349
Technology and development	16,026	18,422	45,900	52,493
Sales and marketing	57,658	75,020	171,559	196,909
General and administrative	19,328	31,043	61,402	83,486
Depreciation	5,204	5,376	15,597	16,676
Amortization of intangible assets	15,266	15,490	46,143	45,771
Impairment of long-lived assets	46,000	—	46,000	—
Impairment of goodwill	411,000	—	411,000	—
Total operating costs and expenses	786,269	396,351	1,402,309	1,039,660
Income (loss) from operations	(407,192)	15,833	(461,799)	(69,868)
Interest income	2,349	779	6,022	1,220
Interest expense	(561)	(606)	(1,873)	(1,957)
Other income (loss), net	1,823	(23)	5,597	41,499
Income (loss) before income taxes	(403,581)	15,983	(452,053)	(29,106)
Income tax benefit (expense)	1,123	(170)	341	(1,073)
Net income (loss)	$(402,458)	$15,813	$(451,712)	$(30,179)
Less: Net income (loss) attributable to redeemable noncontrolling interests	(174,266)	7,489	(196,607)	(15,464)
Net income (loss) attributable to Class A Common Stockholders	$(228,192)	$8,324	$(255,105)	$(14,715)
Net income (loss) per share of Class A Common Stock(1):
Basic	$(18.37)	$0.73	$(21.07)	$(1.34)
Diluted	$(18.37)	$0.72	$(21.07)	$(1.34)
Weighted-average shares of Class A Common Stock used to compute net income (loss) per share(1):
Basic	12,419	11,341	12,108	10,993
Diluted	12,419	11,615	12,108	10,993

(1) Weighted-average shares outstanding used in the computation of basic and diluted earnings (loss) per share have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 16 - Subsequent Event for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
Net income (loss)	$(402,458)	$15,813	$(451,712)	$(30,179)
Foreign currency translation adjustments	(602)	(718)	(1,601)	(1,437)
Total comprehensive income (loss)	$(403,060)	$15,095	$(453,313)	$(31,616)
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	(174,541)	7,144	(197,343)	(16,150)
Total comprehensive income (loss) attributable to Class A Common Stockholders	$(228,519)	$7,951	$(255,970)	$(15,466)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2023	2022
Cash from operating activities:
Net loss	$(451,712)	$(30,179)
Adjustments to reconcile net loss to net cash provided by operating activities:
Credit loss expense	2,686	4,708
Depreciation	15,597	16,676
Amortization of intangible assets	46,143	45,771
Impairment of long-lived assets	46,000	—
Impairment of goodwill	411,000	—
Impairment of right-of-use assets	4,240	—
Future stay credit breakage	(1,180)	(15,158)
Reduction in the carrying amount of right-of-use assets	7,833	9,561
Deferred income taxes	(6)	433
Other gains and losses	(1,084)	2,414
Fair value adjustment on derivative liabilities	(4,325)	(43,921)
Non-cash interest expense	161	162
Equity-based compensation expense	12,005	28,360
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	2,908	65,433
Prepaid expenses and other assets	10,358	(26,433)
Accounts payable	3,563	(3,976)
Funds payable to owners	(50,230)	(28,177)
Hospitality and sales taxes payable	(2,188)	1,811
Deferred revenue and future stay credits	(22,729)	(26,191)
Operating lease obligations	(8,003)	(8,050)
Accrued expenses and other liabilities	7,398	13,750
Net cash provided by operating activities	28,435	6,994
Cash from investing activities:
Purchases of property and equipment	(3,996)	(8,367)
Cash paid for internally developed software	(5,689)	(7,407)
Cash paid for business combinations, net of cash and restricted cash acquired	(664)	(87,699)
Net cash used in investing activities	(10,349)	(103,473)
Cash from financing activities:
Payments of Reverse Recapitalization costs	—	(459)
Cash paid for business combinations	(19,478)	(28,093)
Payments of long-term debt	(250)	(250)
Proceeds from exercise of stock options	362	157
Proceeds from Employee Stock Purchase Program	716	—
Proceeds from borrowings on revolving credit facility	2,000	5,000
Repayment of borrowings on revolving credit facility	(2,000)	(5,000)
Repayment of financed insurance premiums	(4,386)	—
Other financing activities	(330)	(1,709)
Net cash used in financing activities	(23,366)	(30,354)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(762)	(480)
Net decrease in cash, cash equivalents and restricted cash	(6,042)	(127,313)
Cash, cash equivalents and restricted cash, beginning of period	319,660	519,136
Cash, cash equivalents and restricted cash, end of period	$313,618	$391,823

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$4,474	$602
Cash paid for interest	1,733	1,792
Cash paid for operating lease liabilities	3,049	11,355

Supplemental disclosures of non-cash activities:
Financed insurance premiums	186	—
Lease liabilities exchanged for right-of-use assets	662	6,486

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$151,291	$150,791
Restricted cash	162,327	241,032
Total cash, cash equivalents and restricted cash	$313,618	$391,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands, except share and unit data)
(unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Shares(1)	Amount	Shares(1)	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2022	$306,943	11,819,511	$2	9,872,261	$2	$1,355,141	$(942,147)	$2	$413,000
Vesting of employee equity units	382			23,009		(382)			(382)
Vesting of restricted stock units	(1,669)	126,647				1,667		2	1,669
Exercise of equity-based awards	(480)	36,986				841			841
Purchase of shares under the ESPP	(820)	62,813				1,636			1,636
Redemption of OpCo units and retirement of Class B Common Stock	(15,559)	507,843	1	(507,843)		15,537		25	15,563
Equity-based compensation	2,058					9,947			9,947
Foreign currency translation adjustments	(709)							(892)	(892)
Net loss	(196,607)						(255,105)		(255,105)
Balance as of September 30, 2023	$93,539	12,553,800	$3	9,387,427	$2	$1,384,387	$(1,197,252)	$(863)	$186,277

Balance as of June 30, 2023	$276,613	12,191,309	$2	9,669,069	$2	$1,371,618	$(969,060)	$(536)	$402,026
Vesting of employee equity units	93			5,707		(93)			(93)
Vesting of restricted stock units	(631)	50,074				630		1	631
Exercise of equity-based awards	(317)	25,068				576			576
Purchase of shares under the ESPP	—								—
Redemption of OpCo units and retirement of Class B Common Stock	(8,220)	287,349	1	(287,349)		8,207		16	8,224
Equity-based compensation	525					3,449			3,449
Foreign currency translation adjustments	(258)							(344)	(344)
Net loss	(174,266)						(228,192)		(228,192)
Balance as of September 30, 2023	$93,539	12,553,800	$3	9,387,427	$2	$1,384,387	$(1,197,252)	$(863)	$186,277

(1) Common stock shares outstanding have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 16 - Subsequent Event for additional information.

Vacasa, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands, except share and unit data)
(unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Shares(1)	Amount	Shares(1)	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2021	$1,770,096	10,739,689	$2	10,637,598	$2	$—	$(751,891)	$(59)	$(751,946)
Vesting of employee equity units	2,282			97,899		(2,282)			(2,282)
Vesting of restricted stock units	(1,826)	85,328				1,826			1,826
Exercise of equity-based awards	(1,089)	51,040				(412)			(412)
Redemption of OpCo units and retirement of Class B Common Stock	(24,467)	552,699		(552,699)		24,453		14	24,467
Equity-based compensation	4,491					23,869			23,869
Other comprehensive loss	(672)							(765)	(765)
Net loss	(15,464)						(14,715)		(14,715)
Adjustment of redeemable noncontrolling interest to redemption amount	(1,108,127)					1,120,485	(12,358)		1,108,127
Balance as of September 30, 2022	$625,224	11,428,756	$2	10,182,798	$2	$1,167,939	$(778,964)	$(810)	$388,169

Balance as of June 30, 2022	$590,163	11,239,119	$2	10,245,887	$2	$1,188,035	$(787,288)	$(437)	$400,314
Vesting of employee equity units	424			18,073		(424)			(424)
Vesting of restricted stock units	(1,339)	63,232				1,339			1,339
Exercise of equity-based awards	(961)	45,243				(594)			(594)
Redemption of OpCo units and retirement of Class B Common Stock	(3,623)	81,162		(81,162)		3,617		6	3,623
Equity-based compensation	1,439					7,937			7,937
Other comprehensive loss	(339)							(379)	(379)
Net income	7,489						8,324		8,324
Adjustment of redeemable noncontrolling interest to redemption amount	31,971					(31,971)			(31,971)
Balance as of September 30, 2022	$625,224	11,428,756	$2	10,182,798	$2	$1,167,939	$(778,964)	$(810)	$388,169

(1) Common stock shares outstanding have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 16 - Subsequent Event for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Description of Business

Organization

Vacasa, Inc. and its subsidiaries (the "Company") operate a vertically integrated vacation rental platform. Homeowners utilize the Company’s technology and services to realize income from their rental assets. Guests from around the world utilize the Company’s technology and services to search for and book Company-listed properties in the United States, Belize, Canada, Costa Rica, and Mexico. The Company collects nightly rent on behalf of homeowners and earns the majority of its revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through the Company’s website or app or through its distribution partners. The Company conducts its business through Vacasa Holdings LLC ("Vacasa Holdings" or "OpCo") and its subsidiaries. The Company is headquartered in Portland, Oregon.

Reverse Stock Split

On October 2, 2023, the Company completed a 1-for-20 reverse stock split of the Company's Class A Common Stock, Class B Common Stock, and Class G Common Stock (the "Reverse Stock Split"). All share and share-related information presented in these condensed consolidated financial statements has been retroactively adjusted for all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split. See Note 16, Subsequent Event, for additional information.

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

As of September 30, 2023, the Company held 12,553,800 units of Vacasa Holdings ("OpCo Units"), which represented an ownership interest of approximately 57%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through redeemable noncontrolling interests in the condensed consolidated balance sheets and net income (loss) attributable to redeemable noncontrolling interests in the condensed consolidated statements of operations.

The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012, which permits the Company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As of January 1, 2022, the Company elected to irrevocably opt out of the extended transition period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment and intangible assets, allowance for credit losses, valuation of assets acquired and liabilities assumed in business acquisitions and related contingent consideration, valuation of Class G Common Stock, valuation of equity-based compensation, valuation of goodwill, and valuation of long-lived assets. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Significant Accounting Policies

Except as identified below, there were no changes to the accounting policies disclosed in Note 2, Significant Accounting Policies of the Company's 2022 Annual Report that had a material impact on the Company's condensed consolidated financial statements and related notes.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group and its eventual disposal when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved and based on assumptions representative of market participants. During the third quarter of 2023, the Company recorded long-lived asset impairment charges of $46.0 million. There were no long-lived asset impairment charges recorded during 2022. Refer to Note 7, Intangible Assets, Net and Goodwill, for additional information.

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

During the third quarter of 2023, the Company recorded goodwill impairment charges of $411.0 million. During the fourth quarter of 2022, the Company recorded goodwill impairment charges of $244.0 million. Refer to Note 7, Intangible Assets, Net and Goodwill, for additional information.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 - Revenue

Revenue Disaggregation

A disaggregation of the Company’s revenues by nature of the Company’s performance obligations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
Vacation rental platform	$372,606	$401,228	$917,881	$934,811
Other services	6,471	10,956	22,629	34,981
Total	$379,077	$412,184	$940,510	$969,792

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

The table below presents the activity of the Company's future stay credit liability balance (in thousands):

Nine Months Ended September 30,

2023
Balance as of December 31, 2022	$3,369
Issuances	1,772
Redemptions	(2,807)
Breakage recognized in revenue	(1,180)
Foreign currency fluctuations	(9)
Balance as of September 30, 2023	$1,145

Costs to Obtain a Contract

The Company capitalizes certain costs it incurs to obtain new homeowner contracts when those costs are expected to be recovered through revenue generated from that contract. Capitalized amounts are amortized on a straight-line basis over the estimated life of the customer through sales and marketing expenses in the condensed consolidated statements of operations. Costs to obtain a contract capitalized as of September 30, 2023 and December 31, 2022 were $33.2 million and $26.4 million, respectively, and were recorded as a component of prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets. The amount of amortization recorded for the three and nine months ended

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

September 30, 2023 was $2.2 million and $6.0 million, respectively. The amount of amortization recorded for the three and nine months ended September 30, 2022 was $1.3 million and $3.9 million, respectively.

Allowance for Credit Losses

As of September 30, 2023 and December 31, 2022, the Company’s allowance for credit losses related to accounts receivable was $11.3 million and $11.2 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized credit loss expense of $0.9 million and $2.7 million, respectively, which were recorded as a component of general and administrative expense in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recognized credit loss expense of $1.6 million and $4.7 million, respectively, which was recorded as a component of general and administrative expense in the condensed consolidated statements of operations.

Note 4 – Acquisitions

The Company has acquired vacation rental properties on its platform through individual additions, as well as through portfolio and strategic acquisitions, where the Company acquires and onboards multiple homes in a single transaction. Portfolio and strategic acquisitions are generally accounted for as business combinations. The goodwill resulting from portfolio and strategic acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with the Company's existing operations and from benefits derived from gaining the related assembled workforce.

Nine Months Ended September 30, 2023

During the nine months ended September 30, 2023, the Company completed one portfolio acquisition with total consideration of $0.3 million.

During the nine months ended September 30, 2023, the Company recorded measurement period adjustments related to certain portfolio acquisitions that occurred in prior periods. For more information about these acquisitions, see the Company's 2022 Annual Report. The impact of the measurement period adjustments was a decrease in goodwill of $2.5 million and an increase in intangible assets of $2.4 million. The remaining changes in acquired assets and assumed liabilities were not material.

The purchase price allocations for the portfolio acquisitions completed from the fourth quarter of 2022 through the third quarter of 2023 are preliminary, and the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. The Company recorded the purchase price allocations based upon currently available information.

Note 5 - Fair Value Measurements

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of September 30, 2023

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$9,692	$9,692
Class G Common Stock(1)	—	—	752	752

	As of December 31, 2022

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$22,317	$22,317
Class G Common Stock(1)	—	—	5,077	5,077

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

Contingent Consideration

The contingent consideration obligations are recorded in accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. The fair value of the contingent consideration is estimated utilizing an income approach and based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets at the acquisition date. The Company assesses the fair value of these obligations at each reporting date thereafter with any changes reflected as gains and losses in general and administrative expenses in the condensed consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the three and nine months ended September 30, 2023 and 2022.

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

The following table summarizes the changes in the Company's Class G Common Stock measured and recorded at fair value on a recurring basis using significant unobservable inputs (in thousands):

Nine Months Ended September 30,

2023
Balance as of December 31, 2022	$5,077
Change in fair value of Class G Common Stock included in earnings	(4,325)
Balance as of September 30, 2023	$752

Impairment of Long-lived Assets

During the three and nine months ended September 30, 2023, the Company recorded long-lived asset impairment charges of $46.0 million. The fair value estimate of the Company's homeowner contract assets was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. For more information on the impairment of long-lived assets, refer to Note 7, Intangible Assets, Net and Goodwill.

Impairment of Goodwill

During the three and nine months ended September 30, 2023, the Company recorded goodwill impairment charges of $411.0 million. The fair value estimate of the Company's single reporting unit was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. For more information on the impairment of goodwill, refer to Note 7, Intangible Assets, Net and Goodwill.

Impairment of Right-of-Use Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the three months ended March 31, 2023, the Company took substantive action to negotiate certain sublease agreements for portions of the Company's leased corporate office space in

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Portland, Oregon and Boise, Idaho. Based on the sublease negotiations, the Company determined that the respective right-of-use assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair value of the asset groups based on their discounted cash flows. The carrying values of the asset groups exceeded their fair values and, as a result, the Company recorded right-of-use asset impairments of $4.2 million. The impairment charges are recorded within general and administrative expenses in the condensed consolidated statements of operations. During the three months ended June 30, 2023, the Company executed the sublease agreements for portions of the Company's leased corporate office space in Portland, Oregon. During the three months ended September 30, 2023, the Company executed the sublease agreement for a portion of the Company's leased corporate office space in Boise, Idaho. There were no material changes to the final sublease agreements and, therefore, no incremental impairment charges were recorded.

Note 6 - Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of September 30,	As of December 31,

	2023	2022
Land	$13,394	$13,394
Buildings and building improvements	12,471	12,471
Leasehold improvements	6,525	6,528
Computer equipment	13,524	13,510
Furniture, fixtures, and other	25,724	22,096
Vehicles	8,036	7,975
Internal-use software	58,250	53,024
Total	137,924	128,998
Less: Accumulated depreciation	(78,502)	(63,455)
Property and equipment, net	$59,422	$65,543

Note 7 - Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life Remaining (in years)	As of September 30, 2023

		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Homeowner contracts	3	$314,100	$(143,238)	$(46,000)	$124,862
Databases, photos, and property listings	0	26,525	(26,285)	—	240
Trade names	1	9,586	(9,552)	—	34
Other(1)	5	2,902	(2,872)	—	30
Total intangible assets		$353,113	$(181,947)	$(46,000)	$125,166

(1) Other intangible assets consist primarily of non-compete agreements, websites, and domain names.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Weighted Average Useful Life Remaining (in years)	As of December 31, 2022

		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Homeowner contracts	4	$311,456	$(101,142)	$—	$210,314
Databases, photos, and property listings	1	27,450	(23,661)	—	3,789
Trade names	1	9,942	(9,316)	—	626
Other(1)	2	2,903	(2,781)	—	122
Total intangible assets		$351,751	$(136,900)	$—	$214,851

(1) Other intangible assets consist primarily of non-compete agreements, websites, and domain names.

The Company's estimated future amortization of intangible assets as of September 30, 2023 is expected to be as follows (in thousands):

Year Ending December 31:	Amount
Remainder of 2023	$10,241
2024	39,439
2025	37,431
2026	22,131
2027	6,778
Thereafter	9,146
Total	$125,166

The following table summarizes the changes in the Company's goodwill balance (in thousands):

Nine Months Ended September 30,

2023
Balance at beginning of period(1)	$585,205
Acquisitions	179
Measurement period adjustments	(2,539)
Impairment of goodwill	(411,000)
Foreign exchange translation and other	8
Balance at end of period(2)	$171,853

(1) Goodwill is net of accumulated impairment losses of $244.0 million that were recorded to the Company's single reporting unit during the fourth quarter of fiscal 2022.

(2) Goodwill is net of accumulated impairment losses of $655.0 million that were recorded to the Company's single reporting unit during the fourth quarter of fiscal 2022 and the third quarter of fiscal 2023.

Impairment

During 2023, the Company experienced a sustained decline in share price that pushed its market capitalization below the carrying value of its stockholders’ equity. Further, the Company saw a significant decline in Gross Booking Value ("GBV") during the third quarter of 2023. Based on these factors, the Company concluded the events and changes in circumstances indicated an impairment may exist (the "triggering event") and conducted quantitative impairment assessments of long-lived assets and goodwill as of September 30, 2023.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group and its eventual disposal

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(the "recoverability test") when there is a triggering event. The Company determined its long-lived assets represent one asset group for purposes of long-lived asset impairment. Based on the results of the recoverability test, the Company concluded the the carrying value of the single asset group is not recoverable. To allocate and recognize the impairment charge, the Company determined the individual fair value of the long-lived assets.

The carrying value of the Company's homeowner contracts exceeded the fair value, resulting in a long-lived asset impairment charge of $46.0 million. No impairment was recognized on the remaining long-lived assets as their carrying values did not exceed their fair values. The Company estimated the fair value of the homeowner contracts based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and changes in the reporting unit's projected cash flows.

Impairment of Goodwill

The Company reviews goodwill for impairment annually, as of the first day of the fourth quarter, and more frequently if events or changes in circumstances indicate an impairment may exist. Based on the triggering event identified above, the Company conducted a quantitative goodwill impairment assessment as of September 30, 2023. The goodwill impairment assessment resulted in goodwill impairment charges of $411.0 million. The fair value estimate of the Company's single reporting unit was derived from a combination of an income approach and a market approach. Under the income approach, the Company estimated the fair value of the reporting unit based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and changes in the reporting unit's projected cash flows. Under the market approach, the Company estimated the fair value of the reporting unit based on revenue market multiples derived from comparable publicly traded companies with similar characteristics as the reporting unit, as well as an estimated control premium.

Potential indicators of impairment include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. It is reasonably possible that one or more impairment indicators could occur or intensify in the near term, which may result in further impairment of long-lived assets or goodwill.

Note 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,

	2023	2022
Employee-related accruals	$32,311	$25,110
Homeowner reserves	11,117	9,837
Current portion of acquisition liabilities(1)	12,412	25,056
Current portion of operating lease liabilities	8,792	9,490
Other	11,418	16,340
Total accrued expenses and other current liabilities	$76,050	$85,833

(1) The current portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due within one year.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Debt

The Company's debt obligations consisted of the following (in thousands):

	As of September 30,	As of December 31,

	2023	2022
Insurance premium financing	$298	$4,498
Other long-term debt	—	375
Total debt	298	4,873
Less: current maturities(1)	(298)	(4,748)
Long-term portion	$—	$125

(1) Current maturities of debt are recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Insurance Premium Financing

The Company has entered into short-term agreements to finance certain insurance premiums. The outstanding balance of $0.3 million as of September 30, 2023 is repayable in monthly installments of principal and interest through November 2023, at a weighted-average annual percentage rate of 5.65%.

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

The obligations of the Borrower and the Guarantors are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors. As of September 30, 2023 and December 31, 2022, there were no borrowings outstanding under the Revolving Credit Facility. As of September 30, 2023, there were $23.4 million of letters of credit issued under the Revolving Credit Facility, and $81.6 million was available for borrowings. As of September 30, 2023, the Company was in compliance with all covenants under the Credit Agreement.

Note 10 - Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,

	2023	2022
Class G Common Stock(1)	$752	$5,077
Long-term portion of acquisition liabilities(2)	7,838	16,226
Long-term portion of operating lease liabilities	17,809	21,706
Other	10,986	11,978
Total other long-term liabilities	$37,385	$54,987

(1) For more information, see Note 13, Equity of our 2022 Annual Report.

(2) The long-term portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due after one year.

Note 11 - Income Taxes

The Company's effective tax rate was an 0% benefit on pre-tax loss for the three months ended September 30, 2023 and 1% expense on pre-tax income for the three months ended September 30, 2022. The Company's effective tax rate was a 0% benefit on pre-tax loss for the nine months ended September 30, 2023 and a 4% expense on pre-tax loss for the nine months ended September 30, 2022. The effective tax rate differs from our statutory rate in both periods due to the effect of flow-through entity income and losses for which the taxable income or loss is allocated to the Vacasa Holdings, LLC members and due to valuation allowance considerations.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 - Equity and Equity-Based Compensation

Reverse Stock Split

On September 1, 2023, the Board of Directors of the Company approved a 1-for-20 reverse stock split (the "Reverse Stock Split") of the Company's Class A Common Stock, Class B Common Stock, and Class G Common Stock. The Reverse Stock Split was effective as of October 2, 2023. See Note 16, Subsequent Event, for additional information.

Equity-Based Award Activities

Restricted Stock Units

A summary of the Restricted Stock Unit ("RSU") activity was as follows during the period indicated:

Activity Type	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	269	$99.20
Granted	673	21.20
Vested	(128)	81.40
Forfeited	(89)	64.00
Outstanding as of September 30, 2023	725	34.40

As of September 30, 2023, there was unrecognized compensation expense of $21.4 million related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.6 years.

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

A summary of the PSU activity was as follows during the period indicated:

Activity Type	Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	105	$58.00
Granted	143	10.20
Forfeited	(5)	75.80
Outstanding as of September 30, 2023	243	29.50

As of September 30, 2023, there was unrecognized compensation expense of $4.7 million related to unvested PSUs, which is expected to be recognized over a weighted-average period of 2.1 years.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock Appreciation Rights

A summary of the Stock Appreciation Rights ("SARs") activity was as follows during the period indicated:

Activity Type	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2022	87	$61.20
Forfeited	(39)	60.60
Outstanding as of September 30, 2023	48	61.60

As of September 30, 2023, there was $0.1 million of unrecognized compensation expense for the Company's SARs that will be recognized over a weighted-average remaining recognition period of 0.7 years. As of September 30, 2023, the Company's outstanding SARs had a weighted-average remaining contractual life of 5.8 years and no intrinsic value.

Stock Options

A summary of the stock options activity was as follows during the period indicated:

Activity Type	Stock Options (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2022	234	$18.40
Exercised	(37)	9.80
Forfeited	(21)	23.80
Outstanding as of September 30, 2023	176	19.40

As of September 30, 2023, there was $0.1 million of unrecognized compensation expense for the Company's stock options that will be recognized over a weighted-average remaining recognition period of 1.1 years. As of September 30, 2023, the Company's outstanding stock options had a weighted-average remaining contractual life of 4.7 years and an intrinsic value of $4.6 million.

Employee Equity Units

A summary of the Vacasa Employee Holdings LLC employee equity units is as follows:

	Employee Equity Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding as of December 31, 2022	101	$112.00
Vested	(23)	102.60
Forfeited	(48)	123.40
Unvested outstanding as of September 30, 2023	30	100.80

As of September 30, 2023, there was $2.9 million of unrecognized compensation expense related to unvested employee equity units, which is expected to be recognized over a weighted-average period of 1.4 years.

Employee Stock Purchase Plan

Under the Company's 2021 Nonqualified Employee Stock Purchase Plan ("ESPP"), eligible participants may purchase shares of the Company’s Class A Common Stock using payroll deductions, which may not exceed 15% of their total cash compensation. Offering and purchase periods begin on June 1 and December 1 of each year. Participants will be granted the right to purchase shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the applicable one-year offering period or (ii) the end of each six-month purchase period within the offering period.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The ESPP does not meet the criteria of Section 423 of the Internal Revenue Code and is considered a non-qualified plan for federal tax purposes. The Company has treated the ESPP as a compensatory plan under GAAP.

During the nine months ended September 30, 2023, there were 62,813 shares of Class A Common Stock purchased under the ESPP at a weighted-average price of $13.00 per share.

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense for the periods presented in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
Cost of revenue	$29	$225	$91	$842
Operations and support	390	1,069	1,117	4,845
Technology and development	647	1,107	1,550	5,272
Sales and marketing	460	1,075	2,004	4,876
General and administrative	2,448	5,900	7,243	12,525
Total equity-based compensation expense	$3,974	$9,376	$12,005	$28,360

Note 13 - Net Income (Loss) Per Share

The Company calculates net income (loss) per share of Class A Common Stock in accordance with ASC 260, Earnings Per Share, which requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is calculated by dividing net income (loss) attributable to Vacasa, Inc. by the weighted-average shares of Class A Common Stock outstanding without the consideration for potentially dilutive shares of common stock. Diluted net income (loss) per share represents basic net income (loss) per share adjusted to include the potentially dilutive effect of RSUs, PSUs, SARs, stock options, employee equity units, shares expected to be purchased under the ESPP, and Class G Common Stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of Class A Common Stock equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. During periods of net loss, diluted loss per share is equal to basic net loss per share because the antidilutive effect of potential shares of common stock is disregarded.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a reconciliation of basic and diluted income (loss) per Class A common share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
Numerator for net income (loss) per class A common share calculation:
Net income (loss) attributable to Class A Common Stockholders, basic	$(228,192)	$8,324	$(255,105)	$(14,715)
Net income allocated to dilutive securities	—	95	—	—
Net income (loss) attributable to Class A Common Stockholders, diluted	$(228,192)	$8,419	$(255,105)	$(14,715)

Denominator for net income (loss) per Class A common share calculation:
Weighted-average shares outstanding, basic(1)(2)	12,419	11,341	12,108	10,993
Effect of dilutive securities:
Restricted stock units(2)	—	12	—	—
Stock appreciation rights(2)	—	25	—	—
Stock options(2)	—	186	—	—
Employee equity units(2)	—	51	—	—
Total effect of dilutive securities(2)	—	274	—	—
Weighted-average shares outstanding, diluted(1)(2)	12,419	11,615	12,108	10,993

Basic net income (loss) per Class A common share:
Net income (loss) attributable to Class A Common Stockholders, basic	$(228,192)	$8,324	$(255,105)	$(14,715)
Weighted-average shares outstanding, basic(1)(2)	12,419	11,341	12,108	10,993
Net income (loss) per share of Class A Common Stock, basic(2)	$(18.37)	$0.73	$(21.07)	$(1.34)

Diluted net income (loss) per Class A common share:
Net income (loss) attributable to Class A Common Stockholders, diluted(2)	$(228,192)	$8,419	$(255,105)	$(14,715)
Weighted-average shares outstanding, diluted(1)(2)	12,419	11,615	12,108	10,993
Net income (loss) per share of Class A Common Stock, diluted(2)	$(18.37)	$0.72	$(21.07)	$(1.34)

(1) Basic and diluted weighted-average shares outstanding include restricted stock units that have vested but have not yet settled into shares of Class A Common Stock.

(2) Weighted-average shares outstanding and equity awards used in the computation of basic and diluted earnings (loss) per share have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 16 - Subsequent Event for additional information.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share of Class A Common Share either because their impact would have been antidilutive for the period presented or because they were contingently issuable upon the satisfaction of certain market conditions (in thousands)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
OpCo units(2)	9,387	10,183	9,387	10,183
Restricted stock units	725	215	725	283
Performance stock units(3)	243	117	243	117
Stock appreciation rights	48	57	48	97
Stock options	176	13	176	247
Employee equity units	30	93	30	149
Employee stock purchase plan	228	86	228	86
Class G Common Stock	411	411	411	411
Common shares excluded from calculation of diluted net income (loss) per share	11,248	11,175	11,248	11,573

(1) The share amounts herein have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 16 - Subsequent Event for additional information.

(2) These securities are neither dilutive nor anti-dilutive for the period presented as their assumed redemption for shares of Class A Common Stock would cause a proportionate increase to net income (loss) attributable to Class A Common Stockholders, diluted.

(3) PSUs are contingently issuable upon the satisfaction of certain market conditions. As of September 30, 2023, none of the requisite market conditions have been met, and therefore all such contingently issuable shares have been excluded from the calculation of diluted net income (loss) per share of Class A Common Stock.

Note 14 – Commitments and Contingencies

Leases

The Company leases real estate and equipment under various non-cancelable operating leases. There have been no material changes to the Company's operating lease commitments during the three and nine months ended September 30, 2023. For additional information, refer to Note 8, Leases, of the Company's 2022 Annual Report.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As of September 30, 2023 and December 31, 2022, the Company had an obligation to remit Hospitality and Sales Taxes collected from guests in these jurisdictions totaling $20.8 million and $17.9 million, respectively. These payables are recorded in hospitality and sales taxes payable on the condensed consolidated balance sheets.

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

The Company has estimated liabilities in certain jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company has additional liabilities, and the related amounts can be reasonably estimated. These contingent liabilities primarily arise from the Company's transactions with its homeowners, guests, and service contracts and relate to the applicability of transactional taxes (such as sales, value-added, and similar taxes) to services provided. As of September 30, 2023 and December 31, 2022, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $9.0 million and $10.6 million, respectively. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes of such matters may result in obligations that exceed the estimated liabilities recorded.

The Company has estimated other contingent non-income tax related liabilities related to domestic and foreign taxing authorities. The subject matter of these contingent liabilities arises from transactions with homeowners and the related information reporting requirements and potential back-up withholding on certain homeowner payments. As of September 30, 2023 and December 31, 2022, accrued obligations related to the information reporting requirements, including estimated penalties and interest, totaled $1.9 million and $1.2 million, respectively. With respect to potential back-up withholdings on certain homeowner payments, any estimated liability is inherently subjective due to the complexity and uncertainty of this matter; therefore, any reasonably possible loss or range of loss cannot be estimated.

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

Indemnification

As a matter of ordinary course, the Company agrees to indemnification clauses in commercial agreements where desirable or appropriate. As a result, the Company may be obligated to indemnify third parties for losses or damages incurred in connection with the Company’s operations or its non-compliance with contractual obligations. Additionally, the Company has entered into indemnification agreements with its officers and directors, and its bylaws contain certain indemnification obligations for officers and directors. It is not possible to determine the aggregate maximum potential loss pursuant to the aforementioned indemnification provisions and obligations due to the unique facts and circumstances involved in each particular situation. As of September 30, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible.

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

In connection with the Plan, the Company incurred immaterial severance and employee benefits costs during the three months ended September 30, 2023 and approximately $5.1 million of severance and employee benefits costs during the nine months ended September 30, 2023, which are included in operating costs and expenses in the condensed consolidated statements of operations. The majority of these costs have been paid, and the remaining liability as of September 30, 2023 is not material.

Note 16 – Subsequent Event

Reverse Stock Split

On October 2, 2023, we completed a 1-for-20 reverse stock split of the Company's outstanding Class A Common Stock, Class B Common Stock, and Class G Common Stock. The Reverse Stock Split had no effect on the number of authorized shares of any class of common stock. Par value remained $0.00001 per share. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. All share and share-related information presented in these condensed consolidated financial statements has been retroactively adjusted for all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements and notes thereto included in our 2022 Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections and elsewhere in our 2022 Annual Report, in our Q1 2023 Quarterly Report, in our Q2 2023 Quarterly Report, and in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are the leading vacation rental management platform in North America. Our integrated technology and operations platform is designed to optimize vacation rental income and home care for homeowners, offer guests a seamless, reliable and high-quality experience, and provide distribution partners with a variety of home listings.

As a vertically integrated vacation rental manager, we act as an agent on behalf of our homeowners, which allows us to avoid the capital requirements and limitations of owning the underlying real estate. We are equipped to manage all aspects of the vacation rental experience for homeowners, from listing creation and multi-channel distribution, to pricing, marketing optimization, and end-to-end property care. We collect nightly rent on behalf of homeowners and earn the majority of our revenue from homeowner commissions and service fees paid by guests, and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website or app or through our distribution partners. We also earn revenue from home care solutions offered directly to our homeowners, such as home improvement and repair services for a separately agreed upon fee, and from providing residential management services to community and homeowner associations. We are typically the exclusive vacation rental manager for the homes on our platform, and we are able to capture nearly all of the bookings for those properties through our direct channel or through our channel partners.

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

Workforce Reduction

In January, 2023, we implemented a workforce reduction plan that resulted in the elimination of approximately 1,300 positions across the Company, representing approximately 17% of the workforce. We incurred severance and employee benefits costs of approximately $5.1 million during the nine months ended September 30, 2023, which are included in operating costs and expenses in the condensed consolidated statement of operations. The reduction in force was substantially complete by the end of the second quarter of 2023. Costs incurred during the third quarter of 2023 in connection with the workforce reduction were not material.

Reverse Stock Split

On October 2, 2023, we completed a 1-for-20 reverse stock split of the Company's outstanding Class A Common Stock, Class B Common Stock, and Class G Common Stock (the "Reverse Stock Split"). The Reverse Stock Split had no effect on the number of authorized shares of any class of common stock. Par value remained $0.00001 per share. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. All share and share-related information presented in these condensed consolidated financial statements has been retroactively adjusted for all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for these periods. The period-to-period comparisons of our historical results are not necessarily indicative of our future results.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(in thousands)
Revenue	$379,077	$412,184	$940,510	$969,792
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below(1)	150,789	174,123	417,046	447,976
Operations and support(1)	64,998	76,877	187,662	196,349
Technology and development(1)	16,026	18,422	45,900	52,493
Sales and marketing(1)	57,658	75,020	171,559	196,909
General and administrative(1)	19,328	31,043	61,402	83,486
Depreciation	5,204	5,376	15,597	16,676
Amortization of intangible assets	15,266	15,490	46,143	45,771
Impairment of long-lived assets	46,000	—	46,000	—
Impairment of goodwill	411,000	—	411,000	—
Total operating costs and expenses	786,269	396,351	1,402,309	1,039,660
Income (loss) from operations	(407,192)	15,833	(461,799)	(69,868)
Interest income	2,349	779	6,022	1,220
Interest expense	(561)	(606)	(1,873)	(1,957)
Other income (loss), net	1,823	(23)	5,597	41,499
Income (loss) before income taxes	(403,581)	15,983	(452,053)	(29,106)
Income tax benefit (expense)	1,123	(170)	341	(1,073)
Net income (loss)	$(402,458)	$15,813	$(451,712)	$(30,179)

(1) Includes equity-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$29	$225	$91	$842
Operations and support	390	1,069	1,117	4,845
Technology and development	647	1,107	1,550	5,272
Sales and marketing	460	1,075	2,004	4,876
General and administrative	2,448	5,900	7,243	12,525
Total equity-based compensation expense	$3,974	$9,376	$12,005	$28,360

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	40%	42%	44%	46%
Operations and support	17%	19%	20%	20%
Technology and development	4%	4%	5%	5%
Sales and marketing	15%	18%	18%	20%
General and administrative	5%	8%	7%	9%
Depreciation	1%	1%	2%	2%
Amortization of intangible assets	4%	4%	5%	5%
Impairment of long-lived assets	12%	—%	5%	—%
Impairment of goodwill	108%	—%	44%	—%
Total operating costs and expenses	207%	96%	149%	107%
Income (loss) from operations	(107)%	4%	(49)%	(7)%
Interest income	1%	—%	1%	—%
Interest expense	—%	—%	—%	—%
Other income (loss), net	—%	—%	1%	4%
Income (loss) before income taxes	(106)%	4%	(48)%	(3)%
Income tax benefit (expense)	—%	—%	—%	—%
Net income (loss)	(106)%	4%	(48)%	(3)%

Comparison of the Three Months and Nine Months ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$379,077	$412,184	$(33,107)	(8)%	$940,510	$969,792	$(29,282)	(3)%

Our revenue is primarily generated from our vacation rental platform in which we generally act as the exclusive agent on the homeowners’ behalf to facilitate the reservation transactions between guests and homeowners. We collect nightly rent from guests on behalf of homeowners and earn the majority of our revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website, app, or through our distribution partners. We also earn revenue from home care solutions provided directly to our homeowners, such as home maintenance and improvement services, linen and towel supply programs, supplemental housekeeping services, and other related services, for a separately agreed-upon fee.

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

In addition to our vacation rental platform, we provide other offerings such as residential management services to community and homeowner associations. The purpose of these services is to attract and retain homeowners as customers of our vacation rental platform. We substantially completed the wind down of our real estate brokerage services during the second quarter of

2023, which represented less than 1% of total revenue for both the three and nine months ended September 30, 2023. We will continue to retain real estate brokerage licenses, where required, in order to facilitate our vacation rental management services.

Booking Patterns

We continue to experience evolving guest booking and travel demand patterns. We have seen, and continue to see, increased homeowner concerns around their levels of rental income, relative to prior years. These factors increase the difficulty of accurately forecasting our results of operations and, we believe, are continuing to have a negative effect on homeowner retention, relative to our historical experience. However, we currently expect our revenue for 2023 to be lower than our revenue for 2022.

Three Months Ended September 30, 2023 Compared with the Same Period in 2022

Revenue decreased by $33.1 million, or 8%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily driven by a $28.6 million decrease in revenue from our vacation rental platform revenue and a $3.9 million decrease in revenue from our real estate brokerage services, as a result of our wind down of these services. The decrease in vacation rental platform revenue was mostly driven by decreased GBV per Night Sold (as defined below) compared to the same period in 2022, as discussed in more detail below under Key Business Metrics.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

Revenue decreased by $29.3 million, or 3%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily driven by a $16.9 million decrease in revenue from our vacation rental platform revenue and a $13.0 million decrease in revenue from our real estate brokerage services, as a result of our wind down of these services. The decrease in vacation rental platform revenue was mostly driven by decreased GBV per Night Sold, as discussed in more detail below under Key Business Metrics, and lower future stay credit breakage revenue, which primarily relates to the first quarter of 2022 when the future stay credits issued during the COVID-19 pandemic first began to expire.

Cost of revenue

	Three Months Ended September 30,				Nine Months Ended September 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$150,789	$174,123	$(23,334)	(13)%	$417,046	$447,976	$(30,930)	(7)%
Percentage of revenue	40%	42%			44%	46%

Cost of revenue, exclusive of depreciation and amortization, consists primarily of employee compensation costs, which include wages, benefits, and payroll taxes and outside service costs for housekeeping, home maintenance, payment processing fees for merchant fees and chargebacks, laundry expenses, and housekeeping supplies, as well as fixed rent payments on certain owner contracts. Cost of revenue also includes costs associated with our residential management services to community and homeowner associations and real estate brokerage services. These brokerage services represented less than 1% of total cost of revenue for both the three and nine months ended September 30, 2023.

Three Months Ended September 30, 2023 Compared with the Same Period in 2022

Cost of revenue decreased by $23.3 million, or 13%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to a $9.9 million decrease in costs related to our home care solutions and home supplies, a $3.5 million decrease in costs related to real estate brokerage services, a $3.0 million decrease in payment processing costs, a $2.5 million decrease in residential management services to community and homeowner associations, and a $1.9 million decrease in personnel-related expenses related to housekeeping.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

Cost of revenue decreased by $30.9 million, or 7%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a $11.4 million decrease in costs related to real estate brokerage services, a $6.5 million decrease in costs related to our home care solutions and home supplies, a $5.3 million decrease in residential management services to community and homeowner associations, and a $4.2 million decrease in payment processing costs.

We expect that cost of revenue as a percentage of revenue may fluctuate from period to period, depending on the number of Nights Sold (as defined below under Key Business Metrics), Gross Booking Value per Night Sold, and our ability to realize operational efficiencies.

Operations and support

	Three Months Ended September 30,				Nine Months Ended September 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Operations and support	$64,998	$76,877	$(11,879)	(15)%	$187,662	$196,349	$(8,687)	(4)%
Percentage of revenue	17%	19%			20%	20%

Operations and support costs consist primarily of compensation costs, which include wages, benefits, payroll taxes, and equity-based compensation for employees that support our local operations. The costs also include the cost of call center customer support, rent expense for local operations, and the allocation of facilities and certain corporate overhead costs.

Three Months Ended September 30, 2023 Compared with the Same Period in 2022

Operations and support costs decreased by $11.9 million, or 15%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily due to a $12.3 million decrease in personnel-related expenses in our field operations, central operations, and customer experience teams, partially offset by a $0.3 million increase in facility-related expenses.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

Operations and support costs decreased by $8.7 million, or 4%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily due to a $13.8 million decrease in personnel-related expenses in our field operations, central operations, and customer experience teams, partially offset by a $2.7 million increase in facility-related expenses and a $1.5 million increase in outside and professional services costs. The decrease in personnel-related expenses also included a decrease in equity-based compensation of $3.7 million, partially offset by an increase in severance and related benefits costs of $1.8 million, both as a result of the workforce reductions we effected in October 2022 and January 2023.

We expect that operations and support costs as a percent of revenue may fluctuate from period to period depending on the number of homes we manage and the number of destinations we operate in, the number of Nights Sold, and our ability to realize operational efficiencies.

Technology and development

	Three Months Ended September 30,				Nine Months Ended September 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Technology and development	$16,026	$18,422	$(2,396)	(13)%	$45,900	$52,493	$(6,593)	(13)%
Percentage of revenue	4%	4%			5%	5%

Technology and development expenses consist primarily of cloud computing, software licensing and maintenance expense, and costs to support infrastructure, applications, and overall monitoring and security of networks. Technology and development expenses also include wages, benefits, payroll taxes, and equity-based compensation for salaried employees as well as payments to contractors, net of capitalized expenses, engaged in the design, development, maintenance, and testing of our platform, including our websites, mobile applications, and other products. Capitalized costs are recorded as a reduction of our technology and development expenses and are capitalized as internal-use software within property and equipment on the condensed consolidated balance sheets. These assets are depreciated over their estimated useful lives and are reported in depreciation on our condensed consolidated statements of operations.

Three Months Ended September 30, 2023 Compared with the Same Period in 2022

Technology and development expenses decreased by $2.4 million, or 13%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to a $1.5 million decrease in software license and maintenance costs and a $0.7 million decrease in personnel-related expenses.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

Technology and development expenses decreased by $6.6 million, or 13%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a $3.3 million decrease in personnel-related expenses, driven by lower equity-based compensation, and a $3.2 million decrease in software license and maintenance costs.

We expect that, on an absolute dollar basis, changes in technology and development expenses will be primarily driven by headcount and software spend, which may fluctuate from period to period based on our business priorities.

Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$57,658	$75,020	$(17,362)	(23)%	$171,559	$196,909	$(25,350)	(13)%
Percentage of revenue	15%	18%			18%	20%

Sales and marketing expenses consist primarily of compensation costs, which include wages, sales commissions, benefits, payroll taxes, and equity-based compensation, for our sales force and marketing personnel, payments to distribution partners for guest reservations, digital and mail-based advertising costs for homeowners, advertising costs for search engine marketing and other digital guest advertising, and brand marketing.

Three Months Ended September 30, 2023 Compared with the Same Period in 2022

Sales and marketing expenses decreased by $17.4 million, or 23%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily due to a $12.5 million decrease in personnel-related expenses primarily driven by decreased sales force headcount, as a result of the workforce reductions we effected in October 2022 and January 2023, and a $3.7 million decrease in homeowner and brand advertising.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

Sales and marketing expenses decreased by $25.4 million, or 13%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily due to an $24.2 million decrease in personnel-related expenses, primarily driven by decreased sales force headcount, and a $6.1 million decrease in homeowner and brand advertising. The decrease was partially offset by a $4.0 million increase in listing fees paid to our distribution partners due, primarily, to channel mix. The decrease in personnel-related expenses also included a decrease in equity-based compensation of $2.9 million, partially offset by an increase in severance and related benefits costs of $1.7 million, both as a result of the workforce reductions we effected in October 2022 and January 2023.

We expect that, on an absolute dollar basis, changes in sales and marketing expenses will be primarily driven by headcount and advertising expense, which may fluctuate from period to period based on our business priorities, and payments to distribution partners for guest reservations, which will vary from period to period based on GBV generated through our distribution partners.

General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$19,328	$31,043	$(11,715)	(38)%	$61,402	$83,486	$(22,084)	(26)%
Percentage of revenue	5%	8%			7%	9%

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

Three Months Ended September 30, 2023 Compared with the Same Period in 2022

General and administrative expenses decreased by $11.7 million, or 38%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily due to a $7.3 million decrease in personnel-related expenses, driven by lower headcount, a $2.7 million decrease in other expenses, and a $0.9 million decrease in professional services expenses, driven by reduced consulting costs.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

General and administrative expenses decreased by $22.1 million, or 26%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily due to a $13.6 million decrease in personnel-related expenses, driven by lower headcount, a $4.1 million decrease in professional services expenses, driven by reduced consulting costs, and a $2.1 million decrease in facility-related expenses.

We expect that, on an absolute dollar basis, changes in general and administrative expenses will be primarily driven by headcount and professional fees, which may fluctuate from period to period depending on our business needs and priorities.

Depreciation and Amortization of intangible assets

	Three Months Ended September 30,				Nine Months Ended September 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation	$5,204	$5,376	$(172)	(3)%	$15,597	$16,676	$(1,079)	(6)%
Percentage of revenue	1%	1%			2%	2%
Amortization of intangible assets	$15,266	$15,490	$(224)	(1)%	$46,143	$45,771	$372	1%
Percentage of revenue	4%	4%			5%	5%

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

Three Months Ended September 30, 2023 Compared with the Same Period in 2022

Depreciation expense decreased nominally for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Amortization of intangible assets decreased nominally for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

Depreciation expense decreased by $1.1 million, or 6%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to decreased capital spending.

Amortization of intangible assets increased nominally for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

We expect that depreciation and amortization expenses will vary both on an absolute dollar basis and as a percentage of revenue depending on our level of investment in property and equipment and the rate at which we complete portfolio transactions and strategic acquisitions to support the growth of our business.

Impairment of Long-lived Assets and Goodwill

	Three Months Ended September 30,				Nine Months Ended September 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Impairment of long-lived assets	$46,000	$—	$46,000	NM(1)	$46,000	$—	$46,000	NM(1)
Percentage of revenue	12%	—%			5%	—%
Impairment of goodwill	$411,000	$—	$411,000	NM(1)	$411,000	$—	$411,000	NM(1)
Percentage of revenue	108%	—%			44%	—%

(1) Not meaningful

Impairment of long-lived assets represents a non-cash impairment charge of $46.0 million recorded during the three months ended September 30, 2023, as it was determined that the fair value of our homeowner contract asset was below the carrying amount of the asset. Refer to Note 7, Intangible Assets, Net and Goodwill to the condensed consolidated financial statements for more information.

Impairment of goodwill represents a non-cash impairment charge of $411.0 million recorded during the three months ended September 30, 2023, as it was determined that the fair value of our single reporting unit was below the carrying amount of its net assets. Refer to Note 7, Intangible Assets, Net and Goodwill to the condensed consolidated financial statements for more information.

Interest income, Interest expense and Other expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,

	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest income	$2,349	$779	$1,570	202%	$6,022	$1,220	$4,802	394%
Percentage of revenue	1%	—%			1%	—%
Interest expense	$(561)	$(606)	$45	(7)%	$(1,873)	$(1,957)	$84	(4)%
Percentage of revenue	—%	—%			—%	—%
Other income (loss), net	$1,823	$(23)	$1,846	NM(1)	$5,597	$41,499	$(35,902)	(87)%
Percentage of revenue	—%	—%			1%	4%

(1) Not meaningful

Interest income consists primarily of interest earned on our cash and cash equivalents.

Interest expense consists primarily of interest payable and the amortization of deferred financing costs related to our outstanding debt arrangements.

Other income (loss), net, consists primarily of the change in fair value of the contingent earnout share consideration represented by our Class G Common Stock, and foreign currency exchange gains and losses.

Three Months Ended September 30, 2023 Compared with the Same Period in 2022

Interest income increased by $1.6 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in interest income is primarily due to higher prevailing interest rates during 2023, compared to 2022, and investing a greater proportion of our cash and cash equivalents into money market funds.

Interest expense decreased nominally for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Other income, net increased by $1.8 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in other income, net, was primarily due to a $1.0 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the three months ended September 30, 2023.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

Interest income increased by $4.8 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in interest income is primarily due to higher prevailing interest rates during 2023, compared to 2022, and investing a greater proportion of our cash and cash equivalents into money market funds.

Interest expense decreased nominally for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Other income, net decreased by $35.9 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease in other income, net, was primarily due to a $4.3 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the nine months ended September 30, 2023, compared to a $43.9 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the nine months ended September 30, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(in thousands, except GBV per Night Sold)
Gross Booking Value ("GBV")	$830,094	$968,692	$1,973,749	$2,139,566
Nights Sold	2,047	2,058	5,168	5,051
GBV per Night Sold	$406	$471	$382	$424

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

For the three months ended September 30, 2023, GBV decreased by 14% to $830.1 million, compared to the same period in 2022 due to lower guest demand.

For the nine months ended September 30, 2023, GBV decreased by 8% to $1,973.7 million, compared to the same period in 2022 due to lower guest demand.

Changes in GBV are affected by the number of homes we add to our platform, guest demand, including seasonality, and our ability to optimize pricing and utilization of the homes on our platform.

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

For the three months ended September 30, 2023, Nights Sold decreased by 1% to 2.0 million, compared to the same period in 2022.

For the nine months ended September 30, 2023, Nights Sold increased by 2% to 5.2 million, compared to the same period in 2022.

Nights Sold in any period will be affected by changes to the number of homes on our platform, guest demand, and how we optimize the combination of pricing and utilization of the homes on our platform.

Gross Booking Value per Night Sold

GBV per Night Sold represents the dollar value of each night stayed by guests on our platform in a given period. GBV per Night Sold reflects the pricing of rents, fees, and estimated taxes paid by guests.

For the three months ended September 30, 2023, GBV per Night Sold decreased by 14% to $406, compared to the same period in 2022 due to lower guest demand.

For the nine months ended September 30, 2023, GBV per Night Sold decreased by 10% to $382, compared to the same period in 2022 due to lower guest demand.

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

In the three months ended September 30, 2023, Adjusted EBITDA was $74.3 million, compared to $46.1 million in the same period in 2022. The favorable change in Adjusted EBITDA is a reflection of the changes in our revenue, operating costs and expenses, as discussed above. Adjusted EBITDA as a percentage of Revenue was 20% for the three months ended September 30, 2023, compared to 11% for the three months ended September 30, 2022.

In the nine months ended September 30, 2023, Adjusted EBITDA was $78.5 million, compared to $21.5 million in the same period in 2022. The favorable change in Adjusted EBITDA is a reflection of the changes in our revenue, operating costs, and expenses, as discussed above. Adjusted EBITDA as a percentage of Revenue was 8% for the nine months ended September 30, 2023, compared to 2% for the nine months ended September 30, 2022.

The following table reconciles net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(in thousands, except percentages)
Net income (loss)	$(402,458)	$15,813	$(451,712)	$(30,179)
Add back:
Depreciation and amortization of intangible assets	20,470	20,866	61,740	62,447
Impairment of long-lived assets	46,000	—	46,000	—
Impairment of goodwill	411,000	—	411,000	—
Interest income	(2,349)	(779)	(6,022)	(1,220)
Interest expense	561	606	1,873	1,957
Other (income) loss, net	(1,823)	23	(5,597)	(41,499)
Income tax (benefit) expense	(1,123)	170	(341)	1,073
Equity-based compensation	3,974	9,376	12,005	28,360
Business combination costs(1)	60	61	179	541
Restructuring(2)	3	—	9,326	—
Adjusted EBITDA	$74,315	$46,136	$78,451	$21,480
Adjusted EBITDA as a percentage of Revenue	20%	11%	8%	2%

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$150,789	$174,123	$417,046	$447,976
Less: equity-based compensation	(29)	(225)	(91)	(842)
Less: restructuring(1)	—	—	(664)	—
Non-GAAP cost of revenue	$150,760	$173,898	$416,291	$447,134

Operations and support	$64,998	$76,877	$187,662	$196,349
Less: equity-based compensation	(390)	(1,069)	(1,117)	(4,845)
Less: restructuring(1)	(2)	—	(1,822)	—
Non-GAAP operations and support	$64,606	$75,808	$184,723	$191,504

Technology and development	$16,026	$18,422	$45,900	$52,493
Less: equity-based compensation	(647)	(1,107)	(1,550)	(5,272)
Less: restructuring(1)	—	—	(233)	—
Non-GAAP technology and development	$15,379	$17,315	$44,117	$47,221

Sales and marketing	$57,658	$75,020	$171,559	$196,909
Less: equity-based compensation	(460)	(1,075)	(2,004)	(4,876)
Less: restructuring(1)	—	—	(1,744)	—
Non-GAAP sales and marketing	$57,198	$73,945	$167,811	$192,033

General and administrative	$19,328	$31,043	$61,402	$83,486
Less: equity-based compensation	(2,448)	(5,900)	(7,243)	(12,525)
Less: business combination costs(2)	(60)	(61)	(179)	(541)
Less: restructuring(1)	(1)	—	(4,863)	—
Non-GAAP general and administrative	$16,819	$25,082	$49,117	$70,420

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

Liquidity and Capital Resources

Since our founding, our principal sources of liquidity have been from proceeds we have received through the issuance of equity and debt financing. We have incurred significant operating losses and generated negative cash flows from operations as we have invested to support the growth of our business. To execute on our strategic initiatives, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. These capital resources may be obtained through drawing on our existing Revolving Credit Facility, which is discussed in more detail below, additional equity offerings, which would dilute the ownership of our existing stockholders, or additional debt financings, which may contain covenants that restrict the operations of our business. In the event that additional financing is required from outside sources, we may not be able to raise the financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

As of September 30, 2023, we had cash and cash equivalents of $151.3 million. In addition, as of September 30, 2023, $81.6 million was available for borrowing under our Revolving Credit Facility (as defined below). Our primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures and other general corporate purposes. We expect to need cash to make payments under our tax receivable agreement with the holders of Vacasa Holdings' equity prior to the business combination (the "Tax Receivable Agreement"). For more details regarding the Tax Receivable Agreement, see our 2022 Annual Report. We expect our operations will continue to be financed primarily by equity offerings, debt financing, and cash and cash equivalents. We believe our existing sources of liquidity will be sufficient to fund operations, working capital requirements, capital expenditures, and debt service obligations for at least the next 12 months.

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

Revolving Credit Facility

In October 2021, we entered into a credit agreement, which, as subsequently amended in December 2021 and June 2023 (as amended, the "Credit Agreement"), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million ("Revolving Credit Facility"). The Revolving Credit Facility includes a sub-facility for letters of credit in an aggregate face amount of $40.0 million, which reduces borrowing availability under the Revolving Credit Facility. As of September 30, 2023, there were no borrowings outstanding under the Revolving Credit Facility. As of September 30, 2023, $23.4 million of letters of credit were issued under the Revolving Credit Facility, and $81.6 million was available for borrowings.

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
•Term SOFR borrowings accrue interest at a rate per annum equal to the Adjusted Term SOFR plus a margin of 2.50%. Adjusted Term SOFR means, for any Interest Period, an interest rate per annum equal to the Term SOFR for such Interest Period.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,

	2023	2022
	(in thousands)
Net cash provided by operating activities	$28,435	$6,994
Net cash used in investing activities	(10,349)	(103,473)
Net cash used in financing activities	(23,366)	(30,354)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(762)	(480)
Net decrease in cash, cash equivalents and restricted cash	$(6,042)	$(127,313)

Operating Activities

Net cash provided by operating activities was $28.4 million for the nine months ended September 30, 2023, primarily due to a net income of $451.7 million, offset by $539.1 million of non-cash items, including depreciation, amortization of intangible assets, impairment of goodwill, impairment of long-lived assets, impairment of right-of-use assets, reduction in the carrying amount of operating lease right-of-use assets, fair value adjustment on derivative liabilities, and equity-based compensation expense. Additional sources of cash flows resulted from changes in working capital, including a $50.2 million decrease in funds payable to owners and a $22.7 million decrease in deferred revenue and future stay credits, partially offset by an $10.4 million decrease in prepaid expenses and other assets.

Net cash provided by operating activities was $7.0 million for the nine months ended September 30, 2022, primarily due to a net loss of $30.2 million, offset by $49.0 million of non-cash items including depreciation, amortization of intangible assets, reduction in the carrying amount of operating lease right-of-use assets, fair value adjustment on derivative liabilities, and equity-based compensation expense. Additional uses of cash flows resulted from changes in working capital, including a $28.2 million decrease in funds payable to owners, a $26.4 million increase in prepaid expenses and other assets, and a $26.2 million decrease in deferred revenue and future stay credits, partially offset by a $65.4 million decrease in accounts receivable driven by the settlement of accounts owed by the prior owners of acquired businesses managed under transition services agreements.

Investing Activities

Net cash used in investing activities was $10.3 million for the nine months ended September 30, 2023, primarily due to $5.7 million of cash paid for capitalized internally developed software costs and $4.0 million of cash paid for purchases of property and equipment.

Net cash used in investing activities was $103.5 million for the nine months ended September 30, 2022, primarily due to $87.7 million of cash paid for business combinations, net of cash and restricted cash acquired, $8.4 million of cash paid for purchases of property and equipment, and $7.4 million of cash paid for capitalized internally developed software costs.

Financing Activities

Net cash used in financing activities was $23.4 million for the nine months ended September 30, 2023, primarily due to $19.5 million of cash payments for business combinations and $4.4 million of repayment of financed insurance premiums.

Net cash used in financing activities was $30.4 million for the nine months ended September 30, 2022, primarily due to $28.1 million of cash payments for business combinations.

Material Cash Requirements from Contractual and Other Obligations

As of September 30, 2023, there were no material changes outside the ordinary course of business to the contractual obligations from the information disclosed in our 2022 Annual Report.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. Except as noted below, there have been no significant changes to our critical accounting policies and estimates from those disclosed in our 2022 Annual Report. For a description of our critical accounting policies, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2022 Annual Report.

Impairment of Long-lived Assets

Description

As discussed in Note 7, Intangible Assets, Net and Goodwill to our condensed consolidated financial statements, we performed a long-lived impairment assessment as of September 30, 2023, which resulted in homeowner contract asset impairment charges of $46.0 million. The fair value estimate of our homeowner contracts was based on the present value of estimated future cash flows. We prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. We based the discount rate on the weighted-average cost of capital considering company-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows.

Judgments and Uncertainties

Revenue growth rates, homeowner retention, and the discount rate applied were the significant assumptions used in the income approach used to determine the fair value of our homeowner contract assets. The fair value conclusion is highly sensitive to changes in these assumptions.

Effect if Actual Results Differ from Assumptions

If the actual results are not consistent with the assumptions and judgments we have made in determining the fair value of the Company's long-lived assets, our actual impairment losses could vary from our estimated impairment losses. In the event that our estimates vary from actual results, we may record additional impairment losses, which could be material to our results of operations.

Impairment of Goodwill

Description

As discussed in Note 7, Intangible Assets, Net and Goodwill to our condensed consolidated financial statements, we performed a quantitative goodwill impairment assessment as of September 30, 2023, which resulted in goodwill impairment charges of $411.0 million. The fair value estimate of our single reporting unit was derived from a combination of an income approach and a market approach. Under the income approach, we estimated the fair value of the reporting unit based on the present value of estimated future cash flows. We prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. We based the discount rate on the weighted-average cost of capital considering company-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimated the fair value of the reporting unit based on revenue market multiples derived from comparable publicly traded companies with similar characteristics as the reporting unit, as well as an estimated control premium.

Judgments and Uncertainties

Revenue growth rates, operating profit margins, and the discount rate applied were the significant assumptions used in the income approach used to determine the fair value of our single reporting unit. The forecasted revenue growth rate, comparable publicly traded companies selected, and estimated control premium were the significant assumptions used in the market approach. The concluded fair value of our single reporting unit, based on a combination of the income and market approach, was reconciled to our market capitalization. The excess of the concluded fair value over our market capitalization represents an implied control premium, which we reviewed for reasonableness by comparison to observed transaction premiums, premium studies, and consideration of specific attributes of the Company. The fair value conclusion is highly sensitive to changes in these assumptions. Changes in the significant assumptions used to determine the fair value of our homeowner contract assets would also impact the carrying value of our single reporting unit and the resulting goodwill impairment charge.

Effect if Actual Results Differ from Assumptions

If the actual results are not consistent with the assumptions and judgments we have made in determining the fair value of our single reporting unit, our actual impairment losses could vary from our estimated impairment losses. In the event that our estimates vary from actual results, we may record additional impairment losses, which could be material to our results of operations.

JOBS Act Accounting Election

We meet the definition of an emerging growth company under the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As of January 1, 2022, we elected to irrevocably opt out of the extended transition period.

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

Our cash and cash equivalents primarily consist of cash deposits and marketable securities. We do not enter into investments for trading or speculative purposes. Because our cash equivalents generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of September 30, 2023.

As we do not have any borrowing under our Revolving Credit Facility as of September 30, 2023, we are not currently exposed to the risk related to fluctuations in interest rates to the extent the ABR exceeds the floor.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 14, Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report, is incorporated herein by reference.

Item 1A. Risk Factors

Our business, operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our 2022 Annual Report, in our Q1 2023 Quarterly Report, and in our Q2 2023 Quarterly Report (together, our "2023 Periodic Reports"), which could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A Common Stock. The risks and uncertainties described in our 2023 Periodic Reports may not be the only ones we face. There have been no material changes to the risk factors disclosed in our 2023 Periodic Reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report are herein incorporated by reference or are filed with this Quarterly Report, in each case as indicated herein.

Exhibit Index

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File Number	Date	Exhibit	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41130	12/9/21	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41130	12/9/21	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vacasa, Inc. dated May 23, 2023.	8-K	001-41130	5/25/23	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vacasa, Inc. dated October 2, 2023.	8-K	001-41130	10/2/23	3.1
10.1
Supplement No. 1, dated as of October 6, 2023, to the Collateral Agreement, dated as of December 6, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the other grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent.
						*
10.2
Supplement No. 1, dated as of October 6, 2023, to the Guarantee Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the subsidiary guarantors identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.
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

Vacasa, Inc.
(Registrant)

November 7, 2023	By:	/s/ Robert Greyber
(Date)	Name:	Robert Greyber
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 7, 2023	By:	/s/ Bruce Schuman
(Date)	Name:	Bruce Schuman
	Title:	Chief Financial Officer
(Principal Financial Officer)