Form 10-K
period 2023-12-31
Vacasa, Inc.
filed 2024-03-01
CIK 1874944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to ________
Commission File Number: 001-41130

Vacasa, Inc.
(Exact name of registrant as specified in its charter)

_________________________

Delaware (State or other jurisdiction of incorporation or organization)	87-1995316 (I.R.S. Employer Identification No.)

850 NW 13th Avenue
Portland, OR 97209
(Address of principal executive offices) (Zip Code)
(503) 946-3650
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of these error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2023, was $98,113,245.

As of February 28, 2024, 13,603,113 shares of the registrant's Class A Common Stock were outstanding, 8,465,553 shares of the registrant's Class B Common Stock were outstanding, and 316,666 shares of the registrant's Class G Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K ("Annual Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our results of operations, financial position, growth strategy, seasonality, business strategy, policies, and approach are forward looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would”, or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to:

•our ability to achieve profitability;
•our ability to grow and manage the growth of our business;
•our ability to compete in our industry;
•our ability to attract and retain homeowners and guests;
•our ability to provide high-quality customer service;
•our ability to develop new or enhanced offerings and services;
•our ability to maintain relationships with distribution partners;
•our ability to cost-effectively drive traffic to our platform;
•our ability to maintain and enhance our brand and reputation, and avoid negative publicity that could damage our brand;
•the safety or perception of safety of our platform and services;
•our ability to manage our international operations;
•our ability to consummate or successfully integrate recent and future acquisitions;
•our ability to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings;
•our ability to attract and retain capable management and employees;
•increased personnel costs or labor shortages;
•declines or disruptions to the travel and hospitality industries or general economic downturns;
•the effects of seasonal and other trends on our results of operations;
•our ability to obtain adequate insurance coverage for the needs of our business;
•any future impairment of our long-lived assets or goodwill;
•significant fluctuations in our results of operations from quarter to quarter and year to year as a result of seasonality and other factors;
•operational metrics subject to inherent challenges in measurement and real or perceived inaccuracies;
•upticks or downturns in bookings are not immediately reflected in our results of operations;
•our ability to manage funds held on behalf of customers;
•our expectations regarding our tax liabilities and the adequacy of our reserves;
•any undetected errors on our platform;
•our ability to adapt to changes in technology and the evolving demands of homeowners and guests;
•our ability to protect our intellectual property and our data;
•our use of "open source" software;
•our use of artificial intelligence, or AI, in our business;
•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in the United States and internationally and our expectations regarding the impact of various laws, regulations, and restrictions that relate to our business;
•risks related to the ownership of our Class A Common Stock; and
•those risks, uncertainties, and assumptions identified in Part I, Item 1A. "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

There may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks.

The forward-looking statements in this Annual Report are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. These statements speak only as of the date of this Annual Report and are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report and the documents that we incorporate by reference into or filed with this Annual Report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report, whether as a result of any new information, future events, or otherwise.

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

Additionally, unless the context otherwise requires, references herein to the "Company," "we," "us"” or "our" refer (a) after December 6, 2021, to Vacasa, Inc. and its consolidated subsidiaries and (b) prior to December 6, 2021, to Vacasa Holdings and its consolidated subsidiaries.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•We have incurred net losses in each year since inception, and we may not be able to achieve profitability;
•Our ability to appropriately manage the historical growth and any future growth experienced by our business and operations;
•Our past growth may not be indicative of our future growth, and our historical growth also makes it difficult to evaluate our current business and future prospects;
•Our ability to compete successfully with our current or future competitors;
•Our ability to attract new vacation rental homeowners to our platform and maintain relationships with existing vacation rental homeowners;
•Our ability to attract new guests or retain existing guests;
•Our ability to provide high-quality customer service;
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
•Risks related to payment-related fraud, fraudulent activities, fictitious transactions, or illegal transactions;
•Measures that we are taking to improve the trust and safety of our platform may cause us to incur significant expenditures and may not be successful;
•Our ability to manage the risks presented by our international operations;
•Our ability to successfully integrate acquisitions or to enter into other acquisitions;
•Our ability to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings;
•Our ability to attract and retain capable management and employees;
•Increased personnel costs or labor shortages;
•Any decline or disruption to the travel and hospitality industries or economic downturn, natural disasters, local and global public health emergencies, geopolitical conflict, and other catastrophic events or other events outside of our control;
•Our ability to obtain adequate insurance for the needs of our business;
•A future impairment of our long-lived assets or goodwill;
•Significant fluctuations in our results of operations from quarter to quarter and year to year as a result of seasonality and other factors;
•Certain operational metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation;
•Upticks or downturns in bookings are not immediately reflected in our results of operations;
•Any failure to properly manage funds held on behalf of customers;
•Our reliance on third-party payment service providers to process payments made by guests and certain payments made to homeowners on our platform;
•Risks related to payment network rules and any material modification of our payment card acceptance privileges;
•Risks related to any indebtedness we may incur from time to time;
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
•Our ability to operate effectively on platforms other than desktop computers;
•Our ability to adapt to changes in technology and the evolving demands of homeowners and guests;
•Our ability to protect our intellectual property and our data;
•Risks related to claims that we or others violated certain third-party intellectual property rights;
•Risks related to our use of “open source” software;
•Risks related to our use of artificial intelligence;
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
•Our principal stockholders have significant influence over us;
•Volatility in the trading price of the shares of our Class A Common Stock;
•Future sales of our Class A Common Stock in the public market;
•Our status as an “emerging growth company” within the meaning of the Securities Act; and
•Our expectation not to pay any cash dividends on our Class A Common Stock in the foreseeable future.

PART I
Item 1. Business

Our Company

Vacasa, Inc. and its subsidiaries (the "Company") operate a vertically integrated vacation rental management platform in North America. Our integrated technology and operations platform is designed to optimize vacation rental income and home care for homeowners, offer guests a seamless, reliable, and high-quality experience, and provide distribution partners with a variety of home listings. Our marketplace aggregates approximately 42,000 home listings in hundreds of destinations across the United States, and in Belize, Canada, Costa Rica, and Mexico. Our guests are able to search, discover, and book properties on Vacasa.com, our guest app, and on the booking sites of distribution partners including, but not limited to, Airbnb, Booking.com, and Vrbo. During the year ended December 31, 2023, we generated approximately $2.3 billion in Gross Booking Value ("GBV") from over six million total number of nights stayed by guests in homes hosted on our platform over the period ("Nights Sold").

Our business model is based on shared success. As a vertically integrated vacation rental manager, we act as an agent on behalf of our homeowners, which allows us to avoid the capital requirements of owning the underlying real estate. We collect nightly rent from guests on behalf of homeowners and earn the majority of our revenue from homeowner commissions and service fees paid by guests.

Since our inception, we have focused primarily on the supply side of the short-term rental market and on growing our homeowner base. Booking channels such as Airbnb, Booking.com, and Vrbo have historically had more focus on the demand side of the market and collectively drive hundreds of millions of site visits each month.

Through our integrated technology and operations platform, we unlock new supply and increase the availability of vacation rental home listings for guests to discover and book. Our comprehensive set of capabilities, enabled by technology, is designed to remove barriers to renting vacation and second homes by solving critical challenges for homeowners such as listing creation, pricing optimization, multi-channel distribution and demand generation, home care, insights and analytics, smart home technology, and owner and guest support.

Our global marketplace connects guests with the homes we bring onto our platform. Our listings are aggregated on vacasa.com and on the sites of major demand channels. Our direct channel, which includes our booking site and guest app, has become a significant source of guest demand, driving approximately 40% of GBV for the year ended December 31, 2023.

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

TurnKey Acquisition

On April 1, 2021, we acquired the operations of TurnKey Vacation Rentals ("TurnKey"), a provider of vacation rental management and marketing services for residential real estate owners in the United States (the "TurnKey Acquisition"). The TurnKey Acquisition advanced our strategy to create a premium standard for vacation rentals. The acquisition also increased our market density in regions where we had existing operations and expanded our footprint into several other top vacation rental destinations. See Note 4, Acquisitions to our consolidated financial statements.

Our Growth Strategy

We continue to focus on addressing our market opportunities, including:

•Optimize existing supply. We expect to continue to innovate on our platform to expand our technology advantage, improve our operational efficiency, grow Nights Sold, and manage homeowner churn.

•Grow supply in existing markets. We intend to grow our footprint and increase our managed home density in existing markets to achieve further economies of scale, primarily using our individual approach to onboard individual vacation rental properties through our direct sales force.

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

•Expand into new domestic markets. We also seek to expand into new domestic markets using our individual sales approach. In 2023, we began adjusting the sales organization structure so every sales representative focuses on a single market, allowing them to build intimate local market expertise to best serve the needs of each market’s homeowners.

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

Offerings for Homeowners

We have designed our platform with a homeowner-first approach. Our homeowner offerings include a range of products and services designed to enable homeowners to optimize rental income from their properties. Our homeowner offering suite includes:

•Property setup and listing optimization. We promptly handle the numerous steps involved in preparing and listing a homeowner's home for rent. We offer design resources, professionally written descriptions, professional home photography and digital tours, and feature and amenity recommendations in order to maximize guest appeal. Once a listing is live, we handle all aspects of marketing, calendar management, and guest interaction.

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

•Dynamic pricing. We use proprietary pricing tools to optimize homeowner income. To achieve this optimization, we continuously adjust rental rates across all our channels based on a guest's itinerary, a home's availability, and real-time booking dynamics. Our data scientists and machine learning engineers continually test for optimization, iterate, and release new algorithms in an effort to improve revenue per available night.

•Tax and compliance support. We strive to simplify compliance and tax-related tasks for homeowners. We collect and remit transient occupancy taxes through our platform and may assist with filing necessary permits for vacation rental properties in certain jurisdictions.

•Real estate analytics. We offer homeowners analytics about vacation rental activity. We are able to provide rental projections to help buyers make informed decisions about potential purchases.

•Homeowner dashboard and mobile app and communication tool. Homeowners can access their booking, payment, and performance details on our homeowner portal or via our mobile app. In 2023 we launched our homeowner communication tool, allowing owners to interact with our teams directly through our portal or mobile app. Using this tool, owners can message their local teams directly or through their account to request support at their home.

•End-to-end property care. We provide comprehensive home care, including housekeeping, maintenance, inspection, and related services as part of our full-service offering to homeowners.

Offerings for Guests

For guests, our offerings are designed to provide a frictionless way to search, discover, book, and experience Vacasa listings. Our guest offerings include:

•Direct booking site. Our booking site serves as our own demand channel. Approximately 40% of GBV was generated through our direct channel, which includes our booking site and guest app, in the fiscal year ended December 31, 2023.

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

Technology Utilized by our Local Operations Teams

Our teams care for homes in hundreds of destinations and are key to delivering an enhanced level of service to our homeowners and guests at the local level. Underpinning our local operations teams is our proprietary technology that guides all aspects of home care. These capabilities include:

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

Our Development and Technology Infrastructure

We have a research and development team responsible for delivering enhancements to the functionality, usability, and performance of our platform for our owners, guests and our employees. We have assembled a team of engineers, designers, product managers, and data scientists whose expertise spans a broad range of technical areas.

Sales and Marketing

We deploy focused sales efforts targeted at homeowners of properties we predict will be high-value listings on our platform. Once prospects are identified, our sales executives work to convert homeowners to our platform. Our sales executives strive to further develop crucial area relationships and referral networks to identify and target their sales efforts towards such homeowners.

Our marketing strategy primarily relies on performance marketing, which we complement with engagement marketing and brand marketing. We deploy performance marketing strategies through digital and offline channels to drive additional traffic from prospective guests. Engagement marketing initiatives include email and other outbound communications to ensure that we retain high-value homeowners and guests. Brand marketing seeks to increase awareness among potential homeowners and guests, helping them understand the benefits of renting their home through Vacasa and of booking and experiencing a Vacasa property. In addition to performance, engagement, and brand marketing, we engage in various public relations and communications activities to increase awareness of our offerings and strengthen our brand among homeowners and guests.

Our Distribution Partners

As part of our multi-channel distribution strategy, we have established relationships with numerous booking sites, including Airbnb, Booking.com and Vrbo, which make Vacasa-listed properties available for booking by guests through their online platforms. Bookings through our distribution partners accounted for approximately 60%, 70% and 70% of our GBV during the years ended December 31, 2023, 2022, and 2021, respectively.

Our agreements with our distribution partners typically provide either that (i) the partner will receive a commission on bookings made through the channel transactions (with the rate varying by partner) or (ii) we will pay the partner a fixed subscription fee, typically on an annual, per-listing basis. Certain partners may charge guests additional fees directly.

Human Capital

Our People

As of December 31, 2023, we employed a total of approximately 6,400 team members globally. Our dedicated local operations teams work directly with our full-service homeowners to provide comprehensive vacation rental management services, and exceptional care for guests. Our field teams are supported by our central team employees who work in our offices or remotely. This group is composed of engineers, product managers, marketers, operations leads, finance professionals, human resources, and legal personnel.

We are committed to having a diverse workforce. We seek to foster an inclusive environment where everyone feels welcome to be their authentic selves and all voices are heard and to create an environment that is aligned with our values and that reflects our global community.

Our Culture

At Vacasa, we are reimagining the vacation rental experience for homeowners and guests through our end-to-end technology platform.

Vacasa’s culture has grown and evolved along with its people. We started in 2009 with one home and a small team. As of December 31, 2023, we managed approximately 42,000 homes with a team of professionals across the travel and hospitality industry. Even with this scale, we strive to maintain an entrepreneurial spirit. We hold ourselves accountable to the values we’ve grown into as a company, which guide our decision making:

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

Competition

We operate in a highly competitive environment. As we seek to expand our geographic footprint and grow our business, we face competition in attracting and retaining homeowners and guests.

Homeowners. Homeowners can either self-manage or use local vacation rental management businesses to market and care for their homes. Homeowners who self-manage are able to list on sites such as Airbnb, Booking.com, Vrbo and Evolve and may choose to leverage additional off-the-shelf software tools to handle aspects of the process such as pricing or scheduling. We compete for homeowners based on many factors, including the volume and pricing of bookings generated by guests on our platform and those of our distribution partners; ease of onboarding onto our platform; the service fees and commissions we charge; the owner protections we offer, such as our accommodation protection program; and the strength of our brand.

Guests. We also compete to attract guests to our platform. Guests have a wide range of options for finding and booking accommodations, and as such, we compete with other forms of travel accommodations including hotels, other vacation rental companies, and serviced apartment providers, both online and offline. We also compete for traffic and demand generation through our direct booking channel with nationally recognized booking sites such as Airbnb, Booking.com, Vrbo, Evolve, regional booking sites, and online travel agencies, and to a lesser degree, urban rental sites such as Sonder, and niche programs such as Inspirato. We compete for guests based on many factors, including: the uniqueness and quality of our homes and the availability of homes; the value and all-in cost of our offerings relative to other options; our brand; and the ease of use of our platform.

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

Intellectual Property

Our intellectual property is an important component of our business. We rely on a combination of trademarks, domain names, copyright, know-how, trade secrets and patents, as well as contractual provisions and restrictions, to establish and protect our intellectual property. As of December 31, 2023, we held one U.S. patent application, which was published in April 2021 and remains in progress, and three patents. While we believe our patent application and registrations are important to our competitive position, we do not believe any single patent application or registration is material to our business as a whole. We may pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

As of December 31, 2023, we owned 49 trademarks registered with the United States Patent and Trademark Office, as well as additional international trademarks, including “Vacasa” and related logos and designs. We also own several domain names that we use in, or relate to, our business, including “vacasa.com” and other country code top level domain name equivalents.

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

Notwithstanding our efforts to protect our intellectual property rights, there can be no assurance that the measures we take will be effective or that our intellectual property will provide any competitive advantage. Our intellectual property rights may be invalidated, circumvented or challenged. Furthermore, the laws of certain foreign countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States and, as a result, we may be unable to protect our intellectual property and other proprietary rights in certain foreign jurisdictions. In addition, while we have confidence in the measures we take to protect and preserve our trade secrets, we cannot guarantee that these measures will not be circumvented, and we may not have adequate remedies should any breach of such measures occur. Accordingly, our trade secrets may otherwise become known or independently discovered by competitors. For more information regarding the risks related to intellectual property, see Part I, Item 1A “Risk Factors—Risks Related to Information Technology, Data Security and Data Privacy.”

Data Security and Data Privacy

The protection of identifiable information about individuals, often referred to as personal data, that we collect is important for ensuring trust with our stakeholders. In the course of our operations, we collect and process a variety of personal data from interactions with customers and visitors, use of our websites and/or applications, social media, advertisements, or communications with us relating to any services we offer. We also collect personal data from job applicants, employees, independent contractors, and employees of certain companies with which we work.

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

We are subject to a variety of data security and data privacy laws and regulations across multiple jurisdictions where we have operations, employees or guests, which set forth a variety of compliance requirements related to the collection and processing of personal data. To support compliance with such requirements, we maintain cross-functional and interdisciplinary privacy procedures, including, but not limited to the following areas: data subject (consumer) rights; training and awareness; vendor management; data retention and destruction; privacy policy management; and incident management.

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

Short-Term Rental Regulatory Considerations in the Markets in which we Operate

We operate in hundreds of locations across the United States, with varying sets of rules and regulations associated with each state, county, city, town, township, or village. We typically focus our operations in jurisdictions that allow for un-hosted, non-owner occupied short-term rentals, and avoid major cities, such as San Francisco and Denver, that only allow “homeshares,” which are rentals of all or a portion of the owner’s primary residence. Occasionally, however, past acquisitions of other management companies have included a small number of rentals that are subject to these primary residence rules.

With very few exceptions, owners of the properties we manage are ultimately responsible for obtaining and maintaining applicable permits, licenses, and tax registrations, and for complying with local zoning restrictions as well as restrictive covenants and homeowner association bylaws. We often assist with permitting, licensing, and taxation to the extent we are legally able, and strive to verify and help ensure compliance with state and local laws for all of our homes. If alleged violations occur, we assist owners in seeking to correct them and abiding by the decisions of government officials.

Some states require short-term rentals to be managed or offered for stays through a licensed real estate broker. Where applicable, we offer and operate rentals through a licensed subsidiary.

Real Estate Regulatory Considerations for our Business Operations

As discussed above, our vacation rental management operations are considered real estate services in certain states. Real estate service providers must be licensed at a brokerage or broker level, and are commonly referred to as a real estate brokerage. Real estate brokerages are licensed at the state level and are primarily regulated by state level agencies dedicated to real estate or licensing services.

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

Local Regulation

In addition to state and federal regulations, residential transient and non-transient transactions may also be subject to local regulations. These local regulations generally require additional disclosures by parties or licensees, or the receipt of reports or certifications, often from the local governmental authority, prior to or at the time of contracting with a party in a real estate transaction. Local regulations also may expand those protected from housing discrimination laws by protecting additional classes of people and providing additional fair housing laws.

MLS Rules

Our real estate brokerages are also subject to rules, policies, data licenses, and terms of service established by over 50 MLSs of which we are a participant. These rules, policies, data licenses and terms of service specify, among other things, how our licensees may access and use MLS data and how MLS data must be displayed on websites we control or that our licenses maintain. The rules of each MLS to which we belong can vary widely and are complex.

National Association of REALTORS ("NAR")

NAR, as well as state and local associations of REALTORS, have codes of ethics and rules governing members’ actions in dealings with other members, clients, and the public. Our licensees and licensed entities must comply with these codes of ethics and rules as a result of membership in these organizations.

Seasonality

Our industry and our business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate may have unique seasonality, events, and weather that can increase or decrease demand for our offerings. Certain holidays can have an impact on our revenue by increasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, our second and third quarters, spanning the U.S. peak summer travel season, have higher revenue due to increased Nights Sold. Our GBV typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our hourly staffing to handle increased activity in those periods.

Available Information

Our website address is www.vacasa.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report. The U.S. Securities and Exchange Commission ("SEC") maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Item 1A. Risk Factors

Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A Common Stock. The following material factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements. If any of the following risks, or others not specified below, materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A Common Stock could decline, and you could lose all or part of your investment in our Class A Common Stock.

Risks Related to Our Business and Industry

We have incurred net losses in each year since inception, and we may not be able to achieve profitability.

We incurred net losses of $(528.2) million, $(332.1) million, and $(154.6) million for the years ended December 31, 2023, 2022, and 2021, respectively. Historically, we have invested significantly in efforts to grow our homeowner base, both through our individual and portfolio strategies, as well as through strategic acquisitions, to grow our guest community and to improve our platform technology. If our revenue does not increase to offset increases in our operating expenses, we will not achieve profitability in future periods and our net losses may increase.

Revenue growth may slow or revenue may decline for a number of possible reasons, many of which are beyond our control, including slowing demand for our offerings, listing growth constraints, increasing competition, changing travel patterns or any of the other factors discussed in this “Risk Factors” section. Certain types of homes and certain regions in which we operate result in listings with lower commission rates and/or lower service fees, which could have a materially negative impact on our overall operating margins. We have experienced, and in the future may experience, fluctuations and high volatility in operating costs and expenses. We incurred operating costs and expenses of $1,655.3 million, $1,578.9 million and $1,014.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. In addition, we have changed, and may in the future reduce, our commission rates and service fees for strategic or competitive reasons. Failure to increase our revenue or manage the increase in our operating expenses could prevent us from achieving or sustaining profitability as measured by net income, operating income, or Adjusted EBITDA at all or on a consistent basis, which would cause our business, results of operations and financial condition to suffer and the market price of our Class A Common Stock to decline.

Our business and operations have experienced rapid growth, and we have encountered difficulties managing such growth. If we do not appropriately manage this growth and any future growth, or if we are unable to improve our systems, processes and controls, our business, results of operations, financial condition and prospects will be adversely affected.

The historical growth and expansion of our business has placed a continuous and significant strain on our management, operational, financial and other resources. In order to manage such growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our customer service and support capabilities, our relationships with various distribution partners and other third parties, and our ability to manage headcount and processes in an efficient manner.

We may not be able to sustain the pace of improvements to our platform and services, or successfully develop and introduce new offerings or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage growth of our business and to forecast our revenue, expenses, and net income (loss) accurately, or to prevent losses.

As we continue to improve our systems, processes and controls, we may find it difficult to maintain our corporate culture while managing our workforce. Any failure to manage our workforce or organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives. Additionally, our productivity and the quality of our offerings may be adversely affected if we do not integrate and train our new employees quickly and effectively. Failure to manage our historical growth, and any future growth, effectively could result in increased costs, negatively affect homeowner and guest satisfaction and adversely affect our business, results of operations, financial condition and growth prospects.

Our past growth may not be indicative of our future growth, and revenue may decrease in the future. Our historical growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful.

Our past growth may not be indicative of our future growth, and revenue may continue to decrease in the future. Our past growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful. Our total revenue for the years ended December 31, 2023, 2022, and 2021 was $1,118.0 million, $1,188.0 million, and $889.1 million, respectively, representing a decrease in year-over-year growth rate of 6% during 2023 and an increase in year-over-year growth rate of 34% during 2022, during the peak of the COVID-19 pandemic. Our ability to avoid further declines in our revenue depends on maintaining our existing homes on our platform, the growth of supply of new homes for our platform and demand for vacation rentals on our and our distribution partners platforms. Our business is also affected by general economic and business conditions worldwide, as well as trends in the global travel and hospitality industries, all of which can adversely impact our growth. In addition, we believe that our revenue growth depends upon a number of additional factors, including other risks described elsewhere in this Annual Report.

A softening of demand for our offerings or our accommodations category, whether caused by events outside of our control, such as a pandemic, epidemic or outbreak of infectious disease, changes in homeowner and guest preferences, any of the other factors described elsewhere in this Annual Report or otherwise, may impair our ability to grow our revenue. If our revenue continues to decline, or our growth rates do not meet expectations, we may not achieve profitability, and our business, results of operations, and financial condition could be materially adversely affected.

In addition, our historical growth has made and may continue to make it difficult to evaluate our current business and future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in changing industries that may prevent us from achieving the objectives discussed elsewhere in this Annual Report. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be adversely affected. Moreover, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our industry and the markets in which we operate, or if we are unable to maintain consistent revenue or revenue growth, the market price of our Class A Common Stock could be volatile, and it may be difficult to achieve and maintain profitability.

The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment and face significant competition in attracting and retaining homeowners and guests.

Homeowners primarily choose between self-managing their homes or using a local vacation rental management business to list and care for their homes and in some cases adopt a hybrid approach using a third-party provider to help with guest demand generation, pricing, booking and support, while the owner takes care of the home. Homeowners who self-manage are able to list on third-party sites such as Airbnb, Booking.com, Evolve, and Vrbo and may choose to leverage additional third-party software tools to handle aspects of the process such as pricing or scheduling, or homeowners may fully self-manage. We compete for homeowners based on many factors, including the volume and pricing of bookings generated by guests on our platform and those of our distribution partners; ease of onboarding onto our platform; the service fees and commissions we charge; the owner protections we offer, such as our accommodation protection programs; our cancellation policies; and the strength of our brand.

We also compete to attract guests to our platform. Guests have a wide range of options for finding and booking accommodations, and as such, we compete with other forms of accommodations including hotels, other vacation rental companies, and serviced apartment providers, both online and offline. We also compete for traffic and demand generation through our direct booking channel, with Airbnb, Booking.com, Vrbo, regional booking sites, and online travel agencies, and, to a lesser degree, urban and corporate travel rental sites, vacation clubs, timeshares, and niche programs such as fractional ownership programs. We compete for guests based on many factors, including the uniqueness, quality, safety and cleanliness of our homes and the availability of homes; the value and all-in cost of our offerings relative to other options, our brand; and the ease of use of our platform.

Some of our competitors are adopting aspects of our business model, while others, such as local property managers, are increasingly using third-party vacation rental software for aspects of their business, including pricing, booking, housekeeping and maintenance, all of which could affect our ability to differentiate our offerings from theirs. Increased competition could reduce demand for our platform from homeowners and guests, slow our growth, and materially adversely affect our business, results of operations, and financial condition.

Many of our current and potential competitors are larger and have greater financial, technical and other resources that provide substantial competitive advantages, such as greater brand name recognition, longer operating histories, larger marketing budgets and established marketing relationships, and significantly greater resources for the development of their offerings. In addition, many of our current and potential competitors have access to larger user bases and/or inventory for accommodations, and may provide multiple travel products, including flights. As a result, our competitors may be able to provide consumers with a better or more complete product experience and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or homeowner and guest requirements or preferences. The global travel industry has also experienced significant consolidation, and we expect this trend may continue as companies attempt to strengthen or hold their market positions in a highly competitive industry. Consolidation amongst our competitors will give them increased scale and may enhance their capacity, abilities, and resources, and lower their cost structures. In addition, emerging start-ups may be able to innovate and focus on developing a new product or service faster than we can or may foresee consumer need for new offerings or technologies before us.

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

If we are unable to maintain our market share, attract new vacation rental homeowners to our platform and maintain relationships with existing vacation rental homeowners, or if homeowners reduce the availability of their homes on our platform, our business, results of operations, and financial condition would be materially adversely affected.

Our business depends on our ability to maintain our market share, attract new vacation rental homeowners to our platform, maintain relationships with our existing homeowner base, and on homeowners allowing us to make their homes available for rent through our service. If our sales personnel are unable to accurately identify and convert a sufficient number of prospective homeowners, if they fail to accurately predict the rental revenue of these homeowners’ properties on our platform, or if our sales and marketing efforts are otherwise unsuccessful, our revenue and growth prospects could be materially and adversely affected. Our company and the broader vacation rental industry have seen elevated levels of homeowners changing property managers or moving to self-management in recent periods. We have also recently seen an increase in the supply of short term rental units available, in a number of markets, which can reduce demand for the units we manage or put pressure on our revenue per available night. The number of homes we manage on our platform decreased by approximately 5% during the year ended December 31, 2023. If we do not maintain existing homeowners and the availability of their homes on our platform, and maintain or increase our market share, our revenue and growth prospects could be materially and adversely affected. Homeowners can also limit the number of nights available through our services, and these practices are outside of our direct control. If homeowners do not establish or maintain availability of their vacation rentals, or if the number of Nights Sold declines for a particular period, then our revenue would decline and our business, results of operations, and financial condition would be materially adversely affected.

In addition, homeowners may not continue their contractual arrangements with us, if we cannot attract prospective guests to our platform, generate sufficient guest bookings and create attractive returns to homeowners. If we are unable to retain or add homeowners, we may be unable to offer a sufficient supply of properties to attract guests to our platform. If we are unable to attract and retain individual homeowners in a cost-effective manner, or at all, our business, results of operations, and financial condition would be materially adversely affected.

We also work with certain homeowner associations to manage their association activities, and we often manage vacation rental properties for homeowners within these associations. If our fee structure and payment terms are not as competitive as those of our competitors, these homeowner associations may choose to end their business relationships with us, thereby reducing the number of homeowners using our platform and vacation rentals listed with our service.

A number of factors affecting homeowners could cause homeowner attrition, including: changes to, or the enforcement or threatened enforcement of, laws and regulations, including short-term occupancy and tax laws; homeowners’, condominium and neighborhood associations adopting and enforcing governing documents or contracts that prohibit or restrict short-term rental activities; regulations that purport to ban or otherwise restrict short-term rentals; homeowners opting for long-term rentals of their properties outside of our service; perceptions of the value or quality of our services; economic, social, and political factors; perceptions of trust and safety on and off our platform and within our homes; or negative experiences with guests, including guests who damage homeowner property, hold unauthorized parties, or engage in violent and unlawful acts, or the occurrence of a pandemic, epidemic or outbreak of infectious disease. Our business, results of operations, and financial condition could be materially adversely affected if our homeowners are unable or unwilling to allow us to list and manage their properties.

We believe that our accommodation protection program, provided via a third-party insurer, is integral to retaining and acquiring homeowners. Our homeowner protection program offers specified vacation rental liability and damage protection to homeowners. If this program were to become unavailable for any reason, including if the third-party insurance provider ceases to provide coverage, or if the cost of the program rises significantly, then the number of homeowners who list with us may decline.

If we are unable to attract new guests or retain existing guests, our business, results of operations, and financial condition would be materially adversely affected.

Our success depends significantly on existing and new guests continuing to book homeowners’ vacation rentals through the Vacasa platform or those of our distribution partners. Our ability to attract and retain guests could be materially adversely affected by a number of factors, including, among others:

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
•issues with our distribution partners or their platforms;
•negative perceptions of the trust and safety on our platform or in our homeowners’ homes;
•macroeconomic and other conditions outside of our control affecting travel and hospitality industries generally, including inflation and elevated interest rates;
•the occurrence of events beyond our control, such as a pandemic, epidemic or outbreak of infectious disease, increased or continuing restrictions on travel and immigration, trade disputes, economic downturns or recession, significant labor shortages, political, civil or social unrest, and the impact of climate change on travel (including fires, floods, severe weather and other natural disasters) and seasonal destinations; and
•other risks described elsewhere in this Annual Report.

In addition, for guests who book directly with us, if our platform is not easy to navigate, guests have an unsatisfactory experience on our platform, the listings and other content provided on our platform are not displayed effectively to guests, we fail to make our brand known to guests during their rental experience or we fail to provide a rental experience in a manner that meets rapidly changing demand, then we could fail to convert first-time guests into repeat customers, which would materially adversely affect our business, results of operations, and financial condition.

Our customer support function is critical to the success of our platform, and any failure to provide high-quality service could affect our ability to retain our existing homeowners and guests and attract new ones.

Our ability to provide high-quality support to our homeowners and guests is important for the growth of our business and any failure to maintain such standards of customer support, or any perception that we do not provide high-quality service, could adversely affect our ability to retain and attract homeowners and guests. Meeting the customer support expectations of our homeowners and guests requires a substantial customer support team and significant investment in staffing, technology, including automation and machine learning to improve efficiency, infrastructure, policies, and customer support tools. The failure to develop the appropriate technology, infrastructure, policies, and customer support tools, or to manage or properly train our customer support team, could compromise our ability to resolve questions and complaints quickly and effectively. Growth in the number of homeowners and guests using our platform will put additional pressure on our customer support and on our technology organizations. Our service is staffed based on business forecasts. Any volatility in those forecasts could lead to staffing gaps that could impact the quality of our service. We have in the past experienced and may in the future experience substantial delays or other issues in responding to requests for customer support, which may reduce our ability to effectively retain homeowners and guests.

We also help to mediate disputes between homeowners and guests. We rely on information provided by homeowners and guests and are at times limited in our ability to provide adequate support or help homeowners and guests resolve disputes due to our lack of information or control. To the extent that homeowners and guests are not satisfied with the quality or timeliness of our customer support, we may not be able to retain homeowners or guests, and our reputation as well as our business, results of operations, and financial condition could be materially adversely affected.

When a homeowner or guest has a poor experience on our platform or with our service, we may issue refunds or future stay credits, or make other payments, such as in respect of lost or damaged property, all of which reduce our revenue. A robust customer support effort is costly, and we expect such costs to continue to rise in the future as we grow our business. If we incur such increases in costs without a corresponding increase in revenue, this could materially adversely affect our business, results of operations, and financial condition.

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

The growth of our business depends, in part, on our ability to maintain our relationships with our existing distribution partners and to identify, develop, and maintain strategic relationships with additional distribution partners, particularly as we continue to grow our brand recognition and our own booking platform. For the years ended December 31, 2023, 2022 and 2021, we generated approximately 60%, 70%, and 70%, respectively, of our GBV through our distribution partners. The impairment or termination of any of these relationships, or the failure of our distribution partners to effectively market our listings and provide satisfactory user experiences could materially and adversely affect our business, results of operations and financial condition.

Our agreements with our existing distribution partners are non-exclusive, meaning our distribution partners can and do provide guests looking for vacation rentals with access to listings other than ours. Our distribution partners are not required to continue to market our listings, and may take actions that promote their or other third-party listings above ours. In addition, certain of these companies are now, or may in the future become, competitors of ours. While we view our distribution partners more as partners than competitors and believe our relationships with these parties are mutually beneficial, we cannot guarantee that our distribution partners will continue to share this view. If our distribution partners view us as competitive, they could limit our access to their platforms, allow access only at an unsustainable cost, or make changes to their platforms that make our listings less desirable to users or harder to access.

In addition, bookings through Airbnb, Booking.com, and Vrbo account for a significant portion of our GBV. For the years ended December 31, 2023, 2022 and 2021, GBV generated through Airbnb, Booking.com, and Vrbo together accounted for approximately 90%, 90%, and 95%, respectively, of the GBV generated through all of our distribution partners. The loss of any one or more of these key distribution partners, or a material reduction in the number of stays booked through their platforms, would adversely affect our business, financial condition and results of operations.

Our efforts to create new offerings and initiatives are costly, and if such offerings and initiatives are unsuccessful, we may fail to grow, and our business, results of operations, and financial condition would be materially adversely affected.

We invest in developing new offerings and initiatives that we expect will differentiate us from our competitors and help grow our business. Developing and deploying new offerings and initiatives is challenging and increases our expenses and our organizational complexity, and they may not deliver the benefits we expect.

Our new offerings and initiatives have a high degree of risk, as they may involve significant investment and upfront costs. For example, we have invested, and expect to continue investing, in the deployment of smart home technology across our portfolio. There can be no assurance that homeowner demand for such technology or other offerings and initiatives we may develop will exist or sustain at the levels that we anticipate, that we will be able to successfully manage the delivery of such offerings and initiatives, or that any of these offerings or initiatives will generate sufficient revenue to offset associated expenses or liabilities. It is also possible that offerings developed by others will render our offerings and initiatives noncompetitive or obsolete. Further, these efforts will divert capital and other resources from our more established offerings and geographic regions, may result in increased legal and regulatory compliance expenses, and could distract management from our core business operations. Even if we are successful in developing new offerings and initiatives, regulatory authorities may implement new rules, taxes, or restrictions or more aggressively enforce existing rules, taxes, or restrictions that could increase our expenses or otherwise prevent us from successfully commercializing these initiatives. If we do not realize the expected benefits of these investments, we may fail to grow, and our business, results of operations, and financial condition would be materially adversely affected.

We rely on traffic to our platform to grow revenue, and if we are unable to drive traffic cost-effectively to our platform, it would materially adversely affect our business, results of operations, and financial condition.

We believe that increasing awareness of our brand among potential homeowners and guests is an important aspect of our efforts to increase traffic on our platform and grow our revenue. We have invested considerable resources to drive homeowner and guest acquisition and increase awareness regarding our brand, and expect to continue to invest in sales and marketing activities and personnel as a key component of our growth strategy. Our marketing efforts are expensive and may not be cost-effective or successful. If our competitors spend more on marketing efforts or are more effective in such efforts, we may not be able to maintain and grow traffic to our platform.

A critical factor in attracting homeowners and guests to our platform is how prominently listings are displayed in response to search queries for key search terms. The success of vacation rentals and the alternative accommodation industry has led to increased costs for relevant keywords as our competitors competitively bid on our keywords. We may not be successful at our efforts to drive traffic growth cost-effectively. If we need to increase our performance marketing spend in the future, including in response to increased spend on performance marketing from our competitors, our business, results of operations, and financial condition could be materially adversely affected.

Digital performance marketing is increasingly subject to strict regulation, and regulatory or legislative changes could adversely impact the effectiveness of our performance marketing efforts and, as a result, our business. Many countries have adopted, or are adopting, regulations governing the use of cookies and similar technologies, and individuals may be required to “opt-in” to the placement of web browser cookies used for purposes of marketing. For example, to the extent we send direct electronic marketing communications to EU/UK residents and/or place cookies on their electronic devices, we may be subject to evolving EU privacy laws on cookies and e-marketing. If we are required to change our marketing practices as a result, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. Widespread adoption of such regulations could adversely affect our ability to market effectively to current and prospective homeowners and guests, and thus materially adversely affect our business, results of operations, and financial condition.

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

Moreover, as guests increase their booking search activity across multiple travel sites or compare offerings across sites, our marketing efficiency and effectiveness is adversely impacted, which could cause us to increase our sales and marketing expenditures in the future, which may not be offset by additional revenue, and could materially adversely affect our business, results of operations, and financial condition. In addition, any negative publicity or public complaints, including those that impede our ability to maintain positive brand awareness through our marketing and consumer communications efforts, could harm our reputation and lead to fewer homeowners and guests using our platform, and attempts to replace this traffic through other channels will require us to increase our sales and marketing expenditures.

Maintaining and enhancing our brand and reputation is critical to our future growth, and negative publicity could damage our brand and thereby harm our ability to compete effectively, and could materially adversely affect our business, results of operations, and financial condition.

Maintaining and enhancing our brand and reputation is critical to our ability to attract homeowners, guests, and employees, to compete effectively, to maintain relationships with our distribution partners, to preserve and deepen the engagement of our existing homeowners, guests, and employees, to maintain and improve our standing in the communities where our homeowners operate (including our standing with community leaders and regulatory bodies), and to mitigate legislative or regulatory scrutiny, litigation, and government investigations. As our brand awareness grows, we depend more heavily on the perceptions of homeowners and guests who use our platform and our services to help make word-of-mouth recommendations.

Any incident, whether actual or rumored, involving the safety or security of vacation rental homes, homeowners, guests, or other members of the public, fraudulent transactions, or incidents that are mistakenly attributed to Vacasa, and any resulting media coverage, could create a negative public perception of our platform, which would adversely impact our ability to attract homeowners and guests. In addition, when homeowners cancel reservations or if we fail to provide timely refunds to guests in connection with cancellations, guest perception of the value of our platform is adversely impacted and may cause guests to not use our platform in the future. The impact of these issues may be more pronounced if we are seen to have failed to provide prompt and appropriate customer support or if our platform policies are perceived to be too permissive or restrictive, or as providing homeowners and/or guests with unsatisfactory resolutions. We have been the subject of media reports, social media posts, blog posts, and content in other forums that contain allegations about our business or activity on our platform that create negative publicity. As a result of these complaints and negative publicity, some homeowners have refrained from, and may in the future refrain from, listing with us, and some guests have refrained from, and may in the future refrain from, using our platform, which could materially adversely affect our business, results of operations, and financial condition.

Our brand and reputation could be also harmed if we fail to act responsibly or are perceived as not acting responsibly, or if we fail to comply with regulatory requirements, in a number of areas, such as safety and security, data security, privacy practices, provision of information about users and activities on our platform, sustainability, human rights, diversity, non-discrimination, and support for employees and local communities. Media, legislative, or government scrutiny around our company, including the perceived impact on affordable housing and over-tourism, neighborhood nuisance, privacy practices, provision of information as requested by certain governments or agencies thereof, content on our platform, business practices and strategic plans, impact of travel on the environment, public health policies that may cause geopolitical backlash, our business partners, and our practices relating to our platform, offerings, employees, competition, litigation, and response to regulatory activity, could adversely affect our brand and our reputation with our homeowners, guests, and communities. Social media compounds the potential scope of the negative publicity that could be generated and the speed with which such negative publicity may spread. Any resulting damage to our brand or reputation could materially adversely affect our business, results of operations, and financial condition.

We rely on our homeowners and guests to provide trustworthy reviews and ratings that our homeowners or guests may rely upon to help decide whether or not to book a particular listing or accept a particular booking. We also use these reviews and ratings to uphold quality standards. Our homeowners and guests may be less likely to rely on reviews and ratings if they believe that our review system does not generate trustworthy, reliable reviews and ratings. We have procedures in place to combat fraud or abuse of our review system, but we cannot guarantee that these procedures are, or will be, effective.

If potential homeowners or guests disregard these reviews and ratings, our systems that use reviews and ratings to enforce quality standards would be less effective, which could reduce trust within our customer-base and damage our brand and reputation, and could materially adversely affect our business, results of operations, and financial condition.

Owner, guest, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent, may undermine the safety or the perception of safety of our services, affect our ability to attract and retain homeowners and guests, and materially adversely affect our reputation, business, results of operations, and financial condition.

Fraudulent or criminal activity could occur in connection with the use of our services, as we do not have complete control over, or the ability to predict, the actions of our users and other third parties, such as neighbors or invitees, either during the guest’s stay, or otherwise, and therefore, we cannot guarantee the safety of our employees, homeowners, guests, and third parties. The actions of homeowners, guests, and other third parties have resulted, and can result in further, fatalities, injuries, other bodily harm, fraud, invasion of privacy, property damage, discrimination, and brand and reputational damage, which have created, and could continue to create potential legal or other liabilities for us. We do not verify the identity of all of our homeowners and guests nor do we verify or screen third parties who may be present during a reservation made through our platform. Our identity verification processes rely on, among other things, information provided by homeowners and guests, and our ability to validate that information and the effectiveness of third-party service providers that support our verification processes may be limited.

Certain verification processes may be less reliable than others. These processes are also currently minimal and subject to limitations, including laws and regulations that prohibit or limit our ability to conduct effective background checks in some jurisdictions, the unavailability of information, and the inability of our systems to detect all suspicious activity. There can be no assurances that the measures we take will significantly reduce criminal or fraudulent activity on our platform or in the homes we manage.

In addition, we may not adequately police the safety, suitability, location, quality, availability of recreational items or other amenities, compliance with our policies or standards, and legal compliance, such as fire code compliance or the presence of carbon monoxide detectors, of all our homeowners’ properties. We have in the past taken steps to investigate issues raised by guests and homeowners and endeavor to require our local home care staff, including maintenance and housekeeping teams, to do periodic compliance checks, but we cannot ensure that these are consistently performed. We have created policies and standards to respond to issues reported with properties, but some vacation rentals may pose heightened safety risks to individual guests because those issues have not been reported to us, because our local operations team has not taken the requisite action based on our policies,or because guests or third parties disregard safety measures. We rely, in part, on reports of issues from homeowners, guests and employees to investigate and enforce many of our policies and standards. In addition, our policies may not contemplate certain safety risks posed by rental homes or individual homeowners or guests or may not sufficiently address those risks. For example, we have been in the past, and may be in the future, subject to legal claims and potential liability relating to injuries or other damages sustained in connection with guests’ use of recreational items and other amenities on our homeowners’ properties. Though we typically seek to obtain waivers from liabilities associated with guest use of these items, homeowners do not always inform us that such items are present on their properties and, in any event, we cannot guarantee that any waiver we are able to obtain will be found to be enforceable.

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

We are subject to payment-related fraud, and an increase in or failure to deal effectively with fraud, fraudulent activities, fictitious transactions, or illegal transactions would materially adversely affect our business, results of operations, and financial condition.

We process a significant volume and dollar value of transactions on a daily basis. We have incurred and will continue to incur losses from claims by homeowners, fraudulent bookings and fraudulent refund requests, and these losses may be substantial. Such instances have and can lead to the reversal of payments received by us for such bookings, referred to as a “chargeback.” For the years ended December 31, 2023, 2022, and 2021, total chargeback expense was $4.7 million, $5.1 million, and $2.8 million, respectively. Our ability to detect and combat fraud, which has become increasingly common and sophisticated, could be adversely impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including mobile and other devices, and our growth in certain regions, including in regions with a history of elevated fraudulent activity. We expect that technically knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. In addition, the payment card networks have rules around acceptable chargeback ratios. If we are unable to effectively identify fraudulent bookings on our platform, combat the use of fraudulent credit cards, or otherwise maintain or lower our current levels of chargebacks, we may be subject to fines and higher transaction fees or processors holding significant reserves against us, be required to post collateral or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, any of which would materially adversely impact our business, results of operations, and financial condition.

Measures that we are taking to improve the trust and safety of our platform may cause us to incur significant expenditures and may not be successful.

We have taken and continue to take measures to improve the trust and safety of the community on our platform, combat fraudulent activities and other misconduct and improve community trust, such as terminating the management contracts of homeowners who fail to comply with our policies. However, some of these measures increase friction on our platform by increasing the number of steps required to list or book, which reduces homeowner and guest activity on our platform, and could materially adversely affect our business, results of operations, and financial condition. Implementing these trust and safety initiatives, which include, among other things, limited verification of homeowners and listings, restrictions on “party” houses, manual screening of high-risk reservations, restrictions on certain types of bookings, and providing rental home neighbors with the contact information for our local staff, or other initiatives, has caused and will continue to cause us to incur significant ongoing expenses and may result in fewer listings and bookings or reduced homeowner and guest retention, which could materially adversely affect our business, results of operations, and financial condition. We have invested and plan to continue to invest significantly in the trust and safety of our platform and services, but there can be no assurances that these measures will significantly reduce criminal or fraudulent activity on or off our platform, or be sufficient to protect our reputation in the event of such activity.

If we are unable to manage the risks presented by our international operations, our business, results of operations, and financial condition would be materially adversely affected.

Currently, we provide vacation rental management services in the United States, Belize, Canada, Costa Rica, and Mexico. We also have design and technology activities in Chile, New Zealand and, since September 2023, in the Czech Republic. As of December 31, 2023, we had approximately 500 employees outside the United States. For the years ended December 31, 2023, 2022, and 2021, approximately, 2%, 2%, and 1% of our revenue, respectively, was generated from vacation rental management activities outside of the United States.

Managing an international organization is difficult, time-consuming, and expensive, and requires significant management attention. In addition, conducting international operations subjects us to risks, which include:

•operational and compliance challenges caused by distance, language, and cultural differences;
•the cost and resources required to localize our platform and services, including translation of our platform into foreign languages and adaptation of our platform and services for local practices and regulatory requirements;
•differing, more restrictive and conflicting laws and regulations, including those governing Internet activities, short-term and long-term rentals, tourism, taxes, licensing, payments processing, messaging, marketing activities, registration and/or verification of guests, ownership and protection of intellectual property, content, data collection and privacy, security, data localization, data transfer and government access to personal information, and the lack of familiarity and the burden of complying with them;
•uncertainty in the enforceability of legal rights, and uneven application of laws and regulations to businesses, in particular to U.S. companies;
•competition with companies that understand local markets better than we do, or that have a local presence and pre-existing relationships with potential homeowners and guests in those markets;
•differing levels of social acceptance of our brand and offerings;
•legal uncertainty regarding our liability for the listings, services, and content provided by homeowners, guests, and other third parties and uncertain resolutions of litigation or regulatory inquiries;
•variations in, and increased operational complexity around, payment activity between us, homeowners and guests, and inability to offer local payment forms like cash or country-specific digital forms of payment;
•potentially adverse tax consequences, including resulting from the complexities of foreign corporate income tax systems, value added tax ("VAT") regimes, tax withholding rules, lodging taxes, and other indirect taxes, tax collection or remittance obligations, and restrictions on the repatriation of earnings;
•difficulties in managing and staffing international operations, including due to differences in legal, regulatory, and collective bargaining processes;
•fluctuations in currency exchange rates relative to the U.S. dollar;
•regulations governing the control of local currencies and their impact on our ability to collect and remit funds to homeowners in those currencies or to repatriate cash into the United States;
•oversight by foreign government agencies whose approach to privacy or human rights may be inconsistent with those taken in other countries;
•increased financial accounting and reporting burdens, and complexities and difficulties in implementing and maintaining adequate internal controls in an international operating environment;
•political, social, and economic instability abroad, terrorist attacks, and security concerns in general; and
•operating in countries that are more prone to crime or have lower safety standards, or have higher risk of corruption.

Any further international expansion of our business could exacerbate these risks and may not be successful. Increased operating expenses, decreased revenue, negative publicity, negative reaction from our homeowners and guests and other stakeholders, or other adverse impacts from any of the above factors or other risks related to our international operations, could materially adversely affect our brand, reputation, business, results of operations, financial condition, and growth prospects.

Our growth strategy has included and may in the future include strategic acquisitions and dispositions. We may not be able to consummate future acquisitions or successfully integrate past or future acquisitions.

A portion of our growth has been due to acquisitions of strategic businesses. We may make strategic acquisitions in the future to enhance our market position and broaden our product offerings. Our ability to successfully effectuate acquisitions in the future subject to a variety of risks, including:

•Our ability to identify acceptable acquisition candidates;
•The impact of increased competition for acquisitions, which may increase acquisition costs, affect our ability to consummate acquisitions on favorable terms, and result in us assuming a greater portion of the seller’s liabilities;
•Successfully integrating acquired businesses, including integrating the management, technological and operational processes, procedures and controls of the acquired businesses with those of our existing operations;
•Adequate financing for acquisitions being available on terms acceptable to us;
•Unexpected losses of key employees, customers and suppliers of acquired businesses;
•Mitigating assumed, contingent and unknown liabilities, including ongoing lawsuits or liabilities that could subject us to lawsuits;
•Acquiring goodwill and other non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges;
•The impact of amortization expense related to certain intangible assets, which would increase our expenses and working capital; and
•Challenges in managing the increased scope, geographic diversity and complexity of our operations.

The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. There can be no assurance that pre-acquisition due diligence will have identified all material issues that might arise with respect to such acquired business. Furthermore, even if successfully integrated, the acquired business may not achieve the results we expected or produce expected benefits in the time frame planned. From time to time, we may also divest or wind down portions of our business, both acquired or otherwise, that are no longer strategically important, which could materially affect our cash flows and results of operations. Failure to continue with our acquisition strategy or the successful integration of acquired businesses could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could reduce our ability to compete and could adversely affect our business.

We have incurred significant operating losses and generated negative cash flows from operations as we have invested to support the growth of our business, and expect to continue to do so in the future as we execute on our strategic initiatives to grow our business. Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain new homeowners and guests that utilize our services, the extent and profitability of any strategic transactions we enter into, the continuing market acceptance of our offerings, the timing and extent of spending to enhance our technology, and the expansion of our sales and marketing activities and, as a result, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. Additional financing may not be available to us on acceptable terms when required, or at all. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. In addition, our stockholders will experience additional dilution when stock appreciation rights holders and option holders exercise their rights to purchase our Class A Common Stock under our equity incentive plans, any restricted stock units or performance stock units we may grant from time to time vest and settle, we issue equity awards to our employees under our equity incentive plans or our employee stock purchase plan, and we otherwise issue additional equity interests.

If we are unable to raise additional funds when we need them and on terms that are acceptable to us, our ability to continue to develop or enhance our platform, products or services, support and grow our business and operations, respond to business challenges and opportunities, and execute our growth strategy would be significantly limited, and our business, results of operations, and financial condition would be materially adversely affected.

Our business depends on our ability to attract and retain capable management and employees, and if we lose any of our key personnel, or if we are unable to attract, retain and motivate a sufficient number of skilled personnel, our business, results of operations, and financial condition could be materially adversely affected, and we may be unable to execute our growth strategy.

Our future success depends in large part on our ability to attract and retain high-quality management and employees. Our CEO, CFO and other members of our senior management team, as well as other employees, may terminate their employment with us at any time. Losing the services of members of our senior management team could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. In addition, we have not purchased life insurance on any members of our senior management team. Furthermore, given the importance of our key executives to our business, we are also vulnerable to the risk that they may take actions, either within or outside the scope of their duties, that intentionally or unintentionally tarnish our brand and reputation or otherwise adversely affect our business, results of operations, and financial condition. In addition, in 2023 and 2024, we announced and implemented reductions in our employee base. Such reductions could negatively impact our ability to attract, retain, and motivate employees.

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

To attract and retain key personnel, we use various measures, including an equity incentive program. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our programs or by future arrangements may not be effective. We have a number of current employees who hold equity in our company. It may be difficult for us to continue to retain and motivate these employees, and the value of their holdings could affect their decisions about whether or not they continue to work for us. Our ability to attract, retain, and motivate employees may be adversely affected by declines in our stock price. If we issue significant equity to attract employees or to retain our existing employees, we would incur substantial additional equity-based compensation expense and the ownership of our existing stockholders would be further diluted.

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

We have a substantial number of employees who are paid wage rates near, at or based on the applicable federal or state minimum wage, including workers who are paid on a piece-work basis, and increases in the applicable minimum wage will increase our personnel costs. As federal, state or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage employees, but also the wages paid to our other hourly employees. It may not be possible to increase prices in order to pass future increased personnel costs on to homeowners and/or guests, in which case our margins would be negatively affected. Even if we are able to increase prices to cover increased personnel costs, the higher prices could result in lower revenue, which may also reduce margins. In addition, we face risks related to the costs associated with compliance, or failure to comply with, with varying minimum wage laws.

We may face shortages of skilled labor from time to time in the various markets in which we operate. Furthermore, adequate staffing can be particularly challenging during peak season in certain markets, when we are required to hire a large number of seasonal workers in order to scale our local operations networks. Shortages of skilled labor may make it increasingly difficult and expensive to attract, train and retain the services of a sufficient number of qualified employees, which could adversely affect homeowner and guest satisfaction and impair our ability to attract new homeowners and guests and retain our relationships with our existing homeowners and guests. Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require us to pay higher wages, which could result in higher personnel costs. Certain Canadian employees of one of our Canadian subsidiaries are under collective bargaining agreements which regulate certain aspects of our employment terms, including compensation, for such individuals. Although none of our U.S. employees are currently covered under collective bargaining agreements, we cannot guarantee that our U.S. employees will not elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could increase our costs and adversely affect our business, financial condition and results of operations.

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

Any decline or disruption to the travel and hospitality industries or economic downturn, natural disasters, local and global public health emergencies, geopolitical conflicts, or other catastrophic events or other events outside of our control would materially adversely affect our business, results of operations, and financial condition.

Our financial performance is dependent on the strength of the travel and hospitality industries and macroeconomic conditions. Events beyond our control, such as unusual or extreme weather or natural disasters, such as earthquakes, hurricanes, fires, tsunamis, floods, significant snow storms, other severe weather, droughts, volcanic eruptions, and pandemics or health epidemics, such as the COVID-19 pandemic, restrictions related to travel, trade or immigration policies, wars or regional hostilities (such as the Ukraine-Russia and Israel-Hamas conflicts and any escalations thereof), terrorist attacks, political uncertainty, protests, foreign policy changes, systemic financial system or banking failures, imposition of taxes or surcharges by regulatory authorities, changes in regulations, policies, or conditions related to sustainability, including climate change, work stoppages, labor unrest or travel-related accidents can disrupt travel globally or otherwise result in declines in travel demand. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore reduce demand for our platform and services, which would materially adversely affect our business, results of operations, and financial condition. Increasing awareness around the impact of air travel on climate change and the impact of over-tourism may also adversely impact the travel and hospitality industries and demand for our platform and services.

Additionally, these factors could affect our business infrastructure and the rental homes that we manage. To the extent climate change causes changes in weather patterns, our coastal destinations could experience increases in storm intensity and rising sea levels causing damage to our homeowners’ properties and result in a reduced number of listings in these areas. Short-term, extreme weather patterns may also make it unsafe or impractical for guests, or employees or contractors providing home care services, to travel to affected locations, which may, in turn, result in homeowners choosing not to rent their properties during certain times and reduce the overall number of nights available. Climate change may also affect our business by increasing the cost of, or making unavailable, property insurance on terms our homeowners find acceptable in areas most vulnerable to such events, increasing operating costs for our homeowners, including the cost of water or energy, and requiring our homeowners to expend funds as they seek to repair and protect their properties in connection with such events. As a result of the foregoing and other climate-related issues, our homeowners may decide to remove their listings from our platform. If we are unable to provide vacation rentals for booking in certain areas due to climate change, we may lose both homeowners and guests, which could have a material adverse effect on our business, results of operations, and financial condition.

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

We use a combination of third-party insurance and self-insurance to manage the exposures related to our business operations. We support our homeowners by maintaining an accommodation protection program. Our business, results of operations, and financial condition would be materially adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our expectations; (ii) we experience a claim in excess of our coverage limits; (iii) our insurance providers become insolvent or otherwise fail to pay on our insurance claims; (iv) we experience a claim for which coverage is not provided; or (v) the number of claims under our deductibles or self-insured retentions differs from historical averages. Our overall spend on insurance has increased as our business and risk exposure have grown and losses from covered claims have increased. Premiums have increased as a result, and we have experienced and expect to continue to experience increased difficulty in obtaining appropriate policy limits and levels of coverage at a reasonable cost and with reasonable terms and conditions. Our costs for obtaining these policies will continue to increase as our business grows and risk exposures continue to evolve. Furthermore, as our business continues to develop and diversify, we may experience difficulty in obtaining insurance coverage for new and evolving offerings and tiers, which could require us to incur greater costs and materially adversely affect our business, results of operations, and financial condition. Additionally, if we fail to comply with insurance regulatory requirements in the regions where we operate, or other regulations governing insurance coverage, our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

Accommodation Protection Program

As an additional benefit to our homeowners and in order to comply with certain short-term rental regulatory requirements, we enroll homeowners in our accommodation protection program, which provides protection for claims of guest-caused property damage or guest bodily injury arising from the reservation. The accommodation protection program is subject to certain terms, conditions and exclusions, and homeowners may opt out of the program, if the homeowner provides documentation of sufficient alternative coverage through their homeowners insurance. Our homeowners may also benefit from protection provided through our distribution partners when bookings of Vacasa rental homes are made through their platforms.

However, these programs may not provide protection for certain types of claims and may be insufficient to fully cover costs of investigation, costs of defense, and payments or judgments arising from covered claims. In addition, extensive or costly claims could lead to rate increases or difficulty securing coverage, which may result in increased financial exposure and an inability to meet regulatory requirements. Increased claim frequency and severity and increased fraudulent claims could result in greater payouts, premium increases, and/or difficulty securing coverage. Further, disputes with homeowners as to whether a protection program applies to alleged losses or damages and the increased submission of fraudulent payment requests could require significant time and financial resources.

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

Risks Related to Accounting, Tax and Financial Statement Matters

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

Potential indicators of impairment include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. If one or more of these impairment indicators occur or intensify, this could result in an impairment of long-lived assets or further impairment of goodwill. The Company performed a quantitative impairment assessment as of December 31, 2022, which resulted in a goodwill impairment charge of $244.0 million. The Company performed a quantitative impairment assessment as of September 30, 2023, which resulted in long-lived asset and goodwill impairment charges of $46.0 million and $411.0 million, respectively. No other material impairment charges were taken as of December 31, 2023.

Future impairment of our long-lived assets or goodwill could be material and could adversely affect our results of operations and financial condition.

We may experience significant fluctuations in our results of operations from quarter to quarter and year to year as a result of seasonality and other factors, which make it difficult to forecast our future results.

Our results of operations may vary significantly from quarter to quarter and year to year and are not an indication of our future performance. Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate has unique seasonality, events, and weather that can increase or decrease demand for our offerings. Certain holidays can have an impact on our revenue by increasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, our second and third quarters have higher revenue due to increased Nights Sold. Our GBV typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our hourly staffing to handle increased activity on our platform in those periods. Our business is also subject to fluctuations in available working capital. Our cash and working capital tends to be highest in the second quarter and lowest in the fourth quarter of the year. If our working capital reserves are inadequate, we may be required to draw against our credit facility or seek additional sources of capital, which may not be available or may come with undesirable terms. In such event, our ability to support and grow our business and operations, respond to business challenges and opportunities, and execute our growth strategy would be significantly limited, and our business, results of operations, and financial condition would be materially adversely affected.

As our business matures, other seasonal trends may develop, or these existing seasonal trends may become more extreme. In addition to seasonality, our results of operations may fluctuate as a result of a variety of other factors, many of which are beyond our control, may be difficult to predict, and may not fully reflect the underlying performance of our business, including:

•reduced travel and cancellations due to other events beyond our control, such as the COVID-19 pandemic or other epidemics, increased or continuing restrictions on travel and immigration, trade disputes, economic downturns, significant labor shortages, political, civil or social unrest, armed hostilities and the impact of climate on travel (including fires, floods, severe weather and other natural disasters) or law enforcement demands and other regulatory actions;
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
•harm to our brand or reputation; and
•other risks described elsewhere in this Annual Report.

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

We track certain operational metrics, including metrics such as GBV, Nights Sold, and GBV per Night Sold, which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these and other metrics may change over time, which could result in unexpected changes to our metrics, including the those we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across populations globally. The calculation of GBV and Nights Sold requires the ongoing collection of data on new offerings that are added to our platform over time. Our business is complex, and the methodology used to calculate GBV and Nights Sold may require future adjustments to accurately represent the full value of new offerings.

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

When a guest books and pays for a stay on our platform, we do not recognize the amount the guest has paid until the stay occurs, at which time we recognize our commission and fees as revenue and (other than in certain locations in which the homeowner is paid upon booking) initiate the process to remit the payment to the homeowner, which occurs monthly following the stay, barring any alterations or cancellations which may result in funds being returned to the guest. Accordingly, at any given time, we hold on behalf of our homeowners and guests a substantial amount of funds, which are generally held in bank deposit accounts and in U.S. treasury bills and recorded on our consolidated balance sheets as funds receivable and amounts held on behalf of customers. In certain jurisdictions, we are required to either safeguard customer funds in bankruptcy-remote bank accounts, or hold such funds in eligible liquid assets, as defined by the relevant regulators in such jurisdictions, equal to at least 100% of the aggregate amount held on behalf of customers. Our ability to manage and account accurately for the cash underlying our customer funds, and comply with related trust-accounting regulations requires a high level of operational and internal controls. As our business continues to grow and we expand our offerings and tiers, we must continue to strengthen our associated internal controls. Our success requires significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain the necessary controls or to manage the assets underlying our customer funds accurately could result in reputational harm, lead customers to discontinue or reduce their use of our platform and services, and result in significant penalties and fines from regulators, each of which could materially adversely affect our business, results of operations, and financial condition.

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

Moreover, our agreements with payment service providers allow, and in the future may allow, these companies, under certain conditions, to hold an amount of our cash as a reserve. They may be entitled to a reserve or suspension of processing services upon the occurrence of specified events, including material adverse changes in our business, results of operations, and financial condition. An imposition of additional reserves or a suspension of processing services by one or more of our processing companies could have a material adverse effect on our business, results of operations, and financial condition.

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

As described elsewhere in this Annual Report under Part II., Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility,” in October 2021, we entered into a Revolving Credit Facility, which, as subsequently amended in December 2021 and June 2023, provides for senior secured borrowings in an aggregate principal amount of up to $105.0 million, which amount may be borrowed and repaid from time to time. As of December 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2023, $23.4 million of letters of credit were issued under the Revolving Credit Facility, and $81.6 million was available for borrowings.

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
•for borrowings at variable rates of interest, we will be exposed to the risk of increased or elevated interest rates;
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

The agreement governing the Revolving Credit Facility also contains, and any agreements evidencing or governing other future indebtedness may also contain, certain financial covenants and financial reporting and other requirements, as described elsewhere in this Annual Report under Part II., Item 7. under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility.” Our ability to comply with these covenants and requirements may be affected by events and factors beyond our control. We may not be able to generate sufficient revenue or maintain sufficient liquidity to meet the financial covenants (at such time as we are required to do so) or pay any principal and interest due under the Revolving Credit Facility when required. If we fail to make payments or otherwise experience an event of default thereunder, the lending banks would be permitted to take certain actions, including terminating all outstanding commitments and declaring all amounts to be immediately due and payable and would have the right to proceed against the collateral granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition. Furthermore, future working capital, borrowings, or equity financing could be unavailable to repay or refinance amounts borrowed under the Revolving Credit Facility. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our Class A Common Stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

Uncertainty in the application of taxes to our homeowners, guests, or platform could increase our tax liabilities and may discourage homeowners and guests from conducting business on our platform.

We are subject to a variety of taxes and tax collection obligations in the United States (federal, state, and local) and several foreign jurisdictions. New or revised foreign, federal, state, or local tax regulations may subject us or our homeowners and guests to additional indirect taxes, such as lodging, hotel, sales and use, privilege, excise, VAT, goods and services, harmonized sales, business, and gross receipt (together, “indirect taxes”), income, and other taxes, and, depending upon the jurisdiction, could subject us or our homeowners and guests to significant monetary penalties and fines for non-payment of taxes. Any additional tax expenses and other liabilities to which we or our homeowners and/or guests are subject would likely increase the cost of doing business for our homeowners, increase the price paid by guests, and may discourage homeowners and guests from using our platform, which could lead to a decline in revenue. As a result, our business, results of operations, and financial condition could be materially adversely affected by additional taxes of this nature or additional taxes or penalties resulting from our failure to comply with any reporting, collection, and payment obligations. We accrue a reserve for such taxes, and upon examination or audit, such reserves may be insufficient. We are currently subject to tax audit in several states and local jurisdictions.

The application of taxes, particularly indirect taxes, to activities such as ours and to our homeowners and guests is a complex and evolving issue. Laws and regulations relating to taxes as applied to our platform, and to our homeowners and guests, vary greatly among jurisdictions, and it is difficult or impossible to predict how such laws and regulations will be applied. We devote significant resources, including management time, to the application and interpretation of tax laws and working with various jurisdictions to clarify whether taxes are applicable and the amount of taxes that apply. The application of indirect taxes to our homeowners, guests, and our platform significantly increases our operational expenses as we build the infrastructure and tools to capture data and to report, collect, and remit taxes. The lack of uniformity in the laws and regulations relating to indirect taxes as applied further increases the operational and financial complexity of our systems and processes, and introduces potential for errors or incorrect tax calculations, all of which are costly to our business and results of operations. In addition, certain regulations may be so complex as to make it infeasible for us to be fully compliant. As our business operations expand or change, including as a result of introducing new or enhanced offerings, tiers or features, or due to acquisitions, the application of indirect taxes to our business and to our homeowners and guests will further change and evolve, and could further increase our liability for taxes, discourage homeowners and guests from using our platform, and materially adversely affect our business, results of operations, and financial condition.

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

The tax regimes we are subject to or operate under, including income and non-income (including indirect) taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially adversely affect our results of operations and financial condition. For example, the OECD has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes applicable to us. We cannot predict whether the U.S. Congress or any other governmental body, whether in the United States or in other jurisdictions, will enact new tax legislation (including increases to tax rates), whether the IRS or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have. However, changes to existing laws and regulations could adversely affect our business, results of operations and financial condition.

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

We may recognize additional tax expenses and be subject to additional tax liabilities, and our business, results of operations, and financial condition could be materially adversely affected by additional taxes of this nature or additional taxes or penalties resulting from our failure to comply with any reporting, collection, and payment obligations. We accrue a reserve for such taxes when the likelihood is probable that such taxes apply to us, and upon examination or audit, such reserves may be insufficient. Additional taxes imposed in connection with our business could have the effect of increasing the prices paid by guests and could discourage guests from using our properties, and lead to a decline in revenue, and materially adversely affect our business, results of operations, and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We expect to have material net operating loss carryforwards for U.S. federal and state income tax purposes. As of December 31, 2023, our federal net operating loss carryforwards were approximately $218.6 million. Realization of tax savings from these net operating loss carryforwards will depend on our future taxable income, and there is a risk that some of our existing carryforwards could expire unused and be unavailable to offset future taxable income, which could materially adversely affect our results of operations and financial condition. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, to offset its post-change taxable income or tax liabilities may be limited. Similar rules may apply under state tax laws. We expect that our net operating losses will be subject to limitations under these rules, and we may experience ownership changes in the future because of shifts in our stock ownership, many of which may be outside of our control. Our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset future U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us. In addition, tax benefits that we derive from certain tax attributes, including net operating losses, that are allocable to us as a result of the transactions undertaken in connection with the Business Combination are subject to the terms of, and may give rise to payments that we will be required to make under, the Tax Receivable Agreement, as discussed below.

We are a holding company and our principal asset is our indirect equity interests in OpCo and, accordingly, we are dependent upon distributions from OpCo to pay taxes and other expenses.

We are a holding company and our principal asset is our 57.7% indirect ownership of OpCo. We have no independent means of generating material revenue. As the initial sole manager of OpCo, we generally intend to cause OpCo to make distributions to its equity holders in amounts sufficient to cover the taxes on their allocable share of the taxable income of OpCo, including for this purpose, any payments we are obligated to make under the Tax Receivable Agreement and other costs or expenses, but we may be limited in our ability to cause OpCo to make distributions to its equity holders (including for purposes of paying corporate and other overhead expenses and dividends) by our contractual arrangements, including the terms of our Revolving Credit Facility and any additional debt facilities that we may enter into in the future. In addition, certain laws and regulations may result in restrictions on OpCo’s ability to make distributions to Vacasa, Inc., or the ability of OpCo’s subsidiaries to make distributions to it.

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

Although OpCo may not always make such distributions, under the OpCo LLC Agreement, we generally expect OpCo, from time to time, to make distributions in cash to its equity holders in amounts sufficient to cover the taxes on their allocable share of the taxable income of OpCo (in addition, Vacasa, Inc. may receive certain non-pro rata distributions from OpCo to cover certain overhead and other expenses, as provided in the OpCo LLC Agreement). As a result of (i) potential differences in the amount of net taxable income indirectly allocable to us and to OpCo’s other equity holders, (ii) the lower tax rate applicable to corporations as opposed to the assumed tax rate for making such distributions in the OpCo LLC Agreement, (iii) the favorable tax benefits that we anticipate from Vacasa, Inc.’s acquisition of common units of OpCo ("OpCo Units"), in exchange for, at our election, either cash (based on the market price of a share of our Class A Common Stock) or shares of our Class A Common Stock and payments under the Tax Receivable Agreement and (iv) the fact that tax distributions made in respect of OpCo Units will generally be made pro rata in respect of such Units as described in the OpCo LLC Agreement, we expect that these tax distributions may be in amounts that exceed our tax liabilities. Our Board will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for OpCo Units will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such cash as dividends on our Class A Common Stock and instead, for example, hold such cash balances, or lend them to OpCo, this may result in shares of our Class A Common Stock increasing in value relative to the value of OpCo Units. The holders of OpCo Units (the "OpCo Unitholders") may benefit from any value attributable to such cash balances if they acquire shares of our Class A Common Stock in exchange for their OpCo Units. In addition, our payment of tax distributions to the members of OpCo could result in the distribution of cash out of OpCo that is in excess of what is required for such members (or their direct or indirect equity holders) to pay their tax liabilities attributable to their direct or indirect ownership of OpCo, which could have an adverse effect on our liquidity.

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

We have entered into the tax receivable agreement (the "Tax Receivable Agreement") with the Existing VH Holders (other than the holders of Vacasa Holdings unit appreciation rights and other than holders of options to purchase shares of TK Newco common stock, but including, for this purpose, current and former members of management that hold interests in Vacasa Holdings indirectly through a management holding vehicle), which we refer to in this Annual Report collectively as the “TRA Parties,” that provides for the payment by Vacasa, Inc. to such TRA Parties (or their transferees or assignees) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Vacasa, Inc. realizes (determined by using certain assumptions) in periods after the Business Combination as a result of (i) certain increases in tax basis that occur as a result of (A) any acquisition of OpCo Units from certain Existing VH Holders in the Business Combination, (B) exercises of the redemption rights under the OpCo LLC Agreement (the "Redemption Rights") by certain OpCo Unitholders to exchange their OpCo Units for shares of Class A Common Stock of or cash, and (C) payments made under the Tax Receivable Agreement; (ii) any net operating losses or certain other tax attributes that become available to Vacasa, Inc. to offset income or gain realized after the Blocker Mergers; (iii) any existing tax basis associated with assets of OpCo or its subsidiaries, the benefit of which is allocable to Vacasa, Inc. as a result of the exchanges of OpCo Units for Class A Common Stock of Vacasa, Inc. or cash; and (iv) tax benefits related to imputed interest deemed to be paid by Vacasa, Inc. as a result of any payments that Vacasa, Inc. makes under the Tax Receivable Agreement. The Tax Receivable Agreement makes certain simplifying assumptions regarding the determination of the cash savings that Vacasa, Inc. realizes or is deemed to realize from the covered tax attributes, which may result in payments pursuant to the Tax Receivable Agreement in excess of those that would result if such assumptions were not made.

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

Finally, the Tax Receivable Agreement provides that, in the case of a change in control (as defined in the Tax Receivable Agreement), the Tax Receivable Agreement will automatically terminate, and in the case of a material breach of Vacasa, Inc.’s obligations under the Tax Receivable Agreement and certain other events, Vacasa, Inc. may be required to make a payment to the TRA Parties in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50% and a benchmark floating interest rate plus 150 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the Tax Receivable Agreement, which payment would be based on certain assumptions, including those relating to Vacasa, Inc.’s future taxable income. In these situations, Vacasa, Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on its, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. These provisions of the Tax Receivable Agreement may result in situations where the TRA Parties have interests that differ from or are in addition to those of our other stockholders. In addition, Vacasa, Inc. could be required to make payments under the Tax Receivable Agreement that are due in advance of any actual realization of such further tax benefits, that are in excess of Vacasa, Inc.’s (or a potential acquirer’s) actual cash tax savings, and which could negatively impact our liquidity.

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

Privacy and data protection laws, rules, and regulations are complex, and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, other processing, and certain other related business practices and may thereby increase compliance costs or have other material adverse effects on our business. We receive, store, handle, transmit, use and otherwise process business information and information related to individuals, including from and about actual and prospective customers, as well as our employees and service providers. As part of homeowner and guest registration and business processes, we may collect and use personal data, such as names, dates of birth, email addresses, phone numbers, and, in some cases, identity verification information (for example, government-issued identification or passport information), as well as payment card or other financial information that homeowners and guests provide to us for such purposes. The laws of many states and countries require businesses which maintain such personal data to implement reasonable security measures to keep such information secure and otherwise restrict the ways in which such information can be collected, processed, disclosed, transferred and used.

Numerous states have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and processing of state residents’ personal data. For example, the California Consumer Privacy Act provides rights to California residents related to their personal information, places limitations on data uses, creates new audit requirements for higher risk data, and establishes a regulatory agency dedicated to enforcement. Similar laws have taken effect in or will take effect in the future in other states. The effects of these laws, and the enactment of any other state or federal privacy laws, are and will continue to be significant and may require us to modify our data processing practices and policies and may thereby increase compliance costs (and our potential liability) or have other material adverse effects on our business.

As of March 31, 2021, or shortly thereafter, we ceased all property management operations in the EU. Further, we ceased all direct marketing and advertising campaigns directed at EU audiences, stopped offering EU currency and language customization options on our website, and stopped offering all EU member state dedicated addresses and phone numbers that an EU resident could use to contact us. We therefore take the position that we no longer target the EU market. To the extent we have employees and offices in the EU, or are otherwise subject to the General Data Protection Regulation (the "GDPR"), we remain obligated to handle and safeguard all personal data collected from EU residents in accordance with the GDPR for as long as we retain such personal data. This obligation extends to compliance with laws, rules, and regulations regarding cross-border transfers of personal data. Failure to comply with the GDPR may result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages or injunctive relief, or regulatory orders adversely impacting the ways in which our business can use personal data. To the extent we send direct electronic marketing communications to EU residents and/or place cookies on electronic devices used by EU or UK residents within the EU/UK, we may also be subject to evolving EU and UK privacy laws on cookies and e-marketing. Canada also maintains data privacy legislation, which may lead to additional costs and increase our overall risk exposure.

Further, we are subject to the PCI DSS, which is a standard designed to protect credit and debit card data as mandated by payment card industry entities. As a ‘level 2’ vendor, we self-attest to PCI compliance. We perform certain internal compliance activities and also rely on vendors to manage PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI DSS based on past, present, and future business practices. Our actual or perceived failure to comply with the PCI DSS can subject us to fines, termination of banking relationships, and increased transaction fees.

If any jurisdiction in which we operate adopts news laws or changes its interpretation of its laws, rules, or regulations relating to data residency or localization such that we are unable to comply in a timely manner or at all, we could risk losing our rights to operate in such jurisdictions. The GDPR, CCPA, and other privacy regulations around the world expose us to the possibility of material penalties, significant legal liability, changes in how we operate or offer our products, and interruptions or cessation of our ability to operate in key geographic regions, any of which could materially adversely affect our business, results of operations, and financial condition.

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

We rely on the proper functioning, availability, integrity, confidentiality and security of sophisticated software applications, systems, and computing infrastructure ("IT Systems"). While we own or manage many of these IT Systems, we also increasingly rely on third-party IT Systems that are critical to our operations. The security and confidentiality of data and availability of our technology when engaging in e-commerce is essential to maintaining consumer and travel service provider confidence in our platform and services. There are risks of security breaches to our IT Systems and those of services providers we rely on as we increase the types of technology we use to operate our platform, including mobile apps and third-party payment processing providers, and as we collaborate with third parties that may need to process our homeowner, guest, employee or contractor data or have access to our IT Systems. An increasing number of companies, including those with significant online operations, have recently disclosed cyberattacks and breaches of their security, some of which involved sophisticated tactics and techniques (for example, ransomware) allegedly attributable to criminal enterprises or nation-state actors, following a trend of cyberattacks increasing in frequency and magnitude on a global basis. These risks are likely to increase as we expand our offerings, integrate our products and services, utilize third-party products and services, and store and process more data, including personal information as well as proprietary business information.

While we have taken measures to protect the confidentiality, integrity, and availability of our systems and our sensitive, proprietary, and confidential information and to guard against the type of activity that can lead to data breaches, we cannot ensure that every third party and service provider we utilize has taken similar measures, or that the measures that we or the third parties and service providers we work with have implemented are sufficient security safeguards or that any implemented measures, including policies and procedures, or that such measures will always be followed, fully implemented and/or be effective against current or future security threats. In addition, we cannot ensure that any process for vetting the security of service providers will identify all risks to the confidentiality, availability, security or integrity of their IT Systems. We face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and data from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware.

We have in the past experienced cyberattacks and security incidents, none of which have,to date, had a material impact on our business, and we expect to continue experiencing such attacks and incidents in the future. Cyberattacks are becoming increasingly sophisticated, with attackers utilizing tools, including artificial intelligence, designed to circumvent controls, avoid detection and obfuscate evidence, which means that we may be unable to identify, investigate or remediate cybersecurity incidents in a timely or effective manner. Further, the techniques used by threat actors to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are unknown until launched against a target. As such, we and our service providers may be unable to anticipate these tactics and techniques or to implement adequate preventative measures.

Certain of our third-party providers provide smart lock hardware and related control software that we use to secure physical access to many of the properties we manage. We rely on these third-party providers to ensure adequate security measures for these services. Any compromise or interruption in the services provided by these third parties could impair our ability to provide guests, owners, and housekeepers/maintenance staff with access to homes, which could result in breaches of contract, litigation, or loss of business. A security breach or material failure on the part of one of these providers could also result in providing a threat actor with access to one or more of our managed properties, therefore compromising the physical security of such properties. Any such delay or breach may harm our reputation or our ability to retain the confidence of existing homeowners, protect the safety of our guests, or attract new homeowners or guests.

Further, with a large geographically disparate employee base, we are not immune from the possibility of a malicious insider compromising our information systems and infrastructure. This risk has grown in light of the greater adoption of remote work as a response to the COVID-19 pandemic and will continue for the foreseeable future. We also have a distributed customer support organization, including third-party providers that have access to personal and proprietary business information. There can be no assurance that any measures implemented can fully safeguard against a sufficiently determined and skilled insider threat.

In addition, threat actors have targeted and will continue to target us and our homeowners, guests, partners, vendors and other third parties directly with attempts to breach the security of our and their IT Systems, including email accounts or management systems, such as through phishing attacks where a third party attempts to infiltrate our IT Systems or acquire information by posing as a legitimate inquiry or electronic communication, which are fraudulent identity theft schemes designed to appear as legitimate emails from us or from our homeowners or guests, partners, or vendors or other third parties that we do business with. We have experienced and have seen many instances of our homeowners, guests, and other parties we do business with falling prey to such schemes, which result in accounts being taken over by fraudsters intent on perpetrating fraud. Threat actors may employ other schemes aimed at defrauding us, our homeowners or guests in ways that we may not anticipate or be able to adequately guard against. Computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties have attempted, and may continue to attempt, to fraudulently induce employees, travel partners and other service providers or consumers to disclose usernames, passwords or other sensitive information, or to make payments to fraudulent accounts. As such, even if phishing and spamming attacks and other fraud schemes are not carried out through our systems, victims may nevertheless seek recovery from us. In addition, we may not always be able to fully recover any payments made through such fraud. Because of our prominence, we believe that we are a particularly attractive target for such attacks. Though it is difficult to determine what, if any, harm may directly result from any specific scheme or attack, any failure to maintain performance, confidentiality, integrity, reliability, security, and availability of our offerings, services, and IT Systems may harm our reputation and our ability to retain existing homeowners and guests and attract new homeowners and guests. The ability of fraudsters to directly target our homeowners and guests with fraudulent communications, or cause an account takeover, exposes us to significant financial fraud risk, including costly litigation, which is difficult to fully mitigate. Such an incident may also require us to incur significant expense and expend material resources to investigate and correct the issue and to prevent recurrence, and expose us to legal liabilities, including regulatory enforcement and indemnity obligations, which could have a material adverse effect on our business, financial condition or results of operations.

We have acquired and may continue to acquire companies that are vulnerable to security breaches, and we may be liable in the event of any security breaches of these acquired companies. Such companies may also introduce malware or other security issues if the systems of such companies become integrated with our IT Systems. While we conduct due diligence of these companies, we do not have access to the full operating history of the companies and cannot be certain there have not been security breaches prior to our acquisition. In addition, our diligence may not discover all issues with the security safeguards, policies, and procedures of such acquired companies, and it may take time and require significant investment to improve the security safeguards, policies and procedures of such companies, so we cannot be certain that there will not be a security breach after our acquisition.

Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on economically reasonable terms, or at all, or in amounts sufficient to cover the potentially significant losses that may result from a security breach, or that the insurer will not deny coverage of any future claim. Security breaches also could harm our reputation and result in litigation against us. Any of these results could have a material adverse effect on our business, results of operations, and financial condition.

We expend, and expect to continue to expend, significant resources to protect against security related incidents and address problems caused by such incidents. Even if we were to expend more resources, regulators and complainants may not deem our efforts sufficient, and regardless of the expenditure, the risk of security related incidents cannot be fully mitigated. Any actual or alleged security breaches or alleged violations of federal, state, or foreign laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations or enforcement actions, significant fines, and expenditures; divert management’s attention from operations; deter people from using our platform; damage our brand and reputation; force us to cease operations for some length of time; and materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputational harm. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.

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

We anticipate that consumer use of mobile devices and platforms other than desktop computers will continue to grow and that usage of desktop computers will continue to decline. The functionality and user experiences associated with these alternative devices, such as a smaller screen size or lack of a screen, may make the use of our platform through such devices more difficult than through a desktop computer, lower the use of our platform, and make it more difficult for our homeowners to upload content to our platform. In addition, consumer purchasing patterns can differ on alternative devices, and it is uncertain how the continued proliferation of mobile devices will impact the use of our platform and services. Mobile consumers may also be unwilling to download multiple apps from multiple companies providing similar services and may opt to use one of our competitors’ services instead of ours. As a result, brand recognition and the consumer experience with our mobile app will likely become increasingly important to our business. In addition, these new modalities create opportunities for device or systems companies, such as Amazon, Apple, and Google, to control the interaction with our consumers and disintermediate existing platforms such as ours.

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

We hold a broad collection of intellectual property rights, including registered domain names, registered and unregistered trademarks, service marks, copyrights, patents, trade secrets and other forms of intellectual property rights in the United States and in certain other countries. In the future, we may acquire or license additional patents or patent portfolios, or other intellectual property assets and rights, from third parties, which could require significant cash expenditures.

We rely on a combination of trademark, copyright, trade secret and patent laws, international treaties, our terms of service, other contractual provisions, user policies, restrictions on disclosure, technological measures, and confidentiality and inventions assignment agreements with our employees and consultants to protect our intellectual property assets from infringement and misappropriation. We also rely on unpatented proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or obtain and use information that we regard as proprietary. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, and independent contractors to enter into confidentiality agreements. However, such agreements may not be enforceable in full or in part in all jurisdictions and any breach could have a negative effect on our business and our remedy for such breach may be limited. If we are unable to maintain the proprietary nature of our technologies, our business would be materially adversely affected.

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

We believe our intellectual property assets and rights are essential to our business. If the protection of our proprietary rights and data is inadequate to prevent unauthorized infringement, use, violation or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our branding, technologies, offerings, or features or methods of operations. Even if we do detect infringements, violations or misappropriations and decide to enforce our rights, litigation may be necessary to enforce our rights, and any enforcement efforts we undertake could be time-consuming and expensive, could divert our management’s attention, and may result in a court determining that certain of our intellectual property rights are unenforceable. If we fail to protect our intellectual property and data in a cost-effective and meaningful manner, our competitive standing could be harmed; our homeowners, guests, other consumers, and corporate and community partners could devalue the content of our platform; and our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

We have been, and may in the future be, subject to claims that we or others violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations, and financial condition.

We have received in the past, and may receive in the future, communications from third parties, including practicing and non-practicing entities, claiming that we have infringed, misused, or otherwise misappropriated their intellectual property rights, including alleged patent infringement. Additionally, we have been, and may in the future be, involved in claims, suits, regulatory proceedings, and other proceedings involving alleged infringement, misuse, or misappropriation of third-party intellectual property rights, or relating to our intellectual property holdings and rights. Like many other companies in the Internet and technology industries, we enter into agreements which include indemnification provisions related to intellectual property which can subject us to costs and damages in the event of a claim against an indemnified party.

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

We have in the past incorporated and may in the future incorporate “open source” software into our codebase as we continue to develop our platform and services. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. The use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Open source software is generally licensed by its authors or other third parties under open source licenses. By the terms of such open source licenses, we could also be required to release the source code of our proprietary products or services, and to make our proprietary products or services available under open source licenses, if we combine and/or distribute our proprietary software with such open source software in a manner that triggers the obligation of the license. In addition to using open source software, we also license to others some of our software through open source projects. We could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms, including claims for infringement of intellectual property rights or for breach of contract. If we receive an allegation that we have violated an open source license, we may incur significant legal expenses, be subject to damages, be required to redesign our product to remove the open source software, or be required to publicly release certain portions of our proprietary source code, all of which could have a material impact on our business. Even in the absence of a claim, if we discover the use of open source software inconsistent with our practices, we could expend significant time and resources to replace the open source software or obtain a commercial license, if available. All of these risks are heightened by the fact that the ownership of or disclosure requirements regarding open source software can be uncertain, leading to litigation, and many of the licenses applicable to open source software have not been interpreted by courts, and these licenses could be construed to impose unanticipated conditions or restrictions on our ability to commercialize our products. Any use of open source software inconsistent with our policies or licensing terms could harm our business and financial position.

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

We believe that the use of AI and machine learning tools in our business, and the insights and functionality they can provide us, will become increasingly important to the efficiency of our business and to the value that our solutions deliver to our homeowners and guests. These emerging technologies are in the early stages of commercial use, and they present a number of risks inherent in their use, including public perception or reputational harm, inaccuracies, unintended biases and discriminatory outcomes, as well as potential legal concerns such as intellectual property protection and infringement, regulatory compliance and data security. While we are in the initial stages of using these technologies in our business, their use may result in liability and could cause us to incur additional costs to resolve such issues, which may harm our business and results of operations. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our offerings. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. In addition, we cannot predict future developments in AI and related impacts on our business and our industry. If we are unable to successfully adapt to new developments related to AI, our business, results of operations and financial position could be negatively impacted.

Risks Related to Other Legal and Regulatory Matters

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

Certain jurisdictions have adopted laws and regulations that seek to impose lodging taxes, often known as transient or occupancy taxes, on our guests, collection and remittance obligations on our homeowners and/or us, and withholding obligations on us, as more fully described in our risk factor titled “Uncertainty in the application of taxes to our homeowners, guests, or platform could increase our tax liabilities and may discourage homeowners and guests from conducting business on our platform.” In addition, we are subject to regulations with respect to short-term rentals, owner registration, licensing, and other requirements for the listing of accommodations, such as real estate broker or agent real estate licenses and travel agency licenses in some jurisdictions. We have been, and may continue to be, subject to audits and inquiries relating to these activities, and we could be held liable, incur financial and potential criminal penalties or be prohibited from operating in certain jurisdictions if we are found to have not complied with any of these requirements, which could have a material adverse effect on our business, results of operations, and financial condition.

In addition, we expect there will be increasing regulation, disclosure-related and otherwise, with respect to environmental, social and governance matters, and increased regulatory scrutiny as a result, which will likely lead to increased compliance costs and many of the other the risks identified above.

We have historically taken a very limited role in advocacy but we may in the future determine that it is necessary for us to increase our efforts to defend against the application of laws and regulations that limit our ability to do business and we cannot guarantee we would be successful in those efforts. Further, if we or our homeowners and guests were required to comply with laws and regulations, government requests, or agreements with government agencies that adversely impact our relations with homeowners and guests, our business, results of operations, and financial condition would be materially adversely affected. Moreover, if we enter an agreement with a government or governmental agency to resolve a dispute, the terms of such agreement will likely be publicly available and could create a precedent that may put us in a weaker bargaining position in future disputes with other governments.

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

Complying with the laws and regulations of different jurisdictions that impose varying standards and requirements is burdensome for businesses like ours, imposes added cost, increases potential liability to our business, and makes it more difficult to realize business efficiencies and economies of scale. For example, we incur significant operational costs to comply with requirements of jurisdictions and cities that have disparate requirements around tax collection, tax reporting, owner registration, limits on lengths of stays, landlord-tenant laws and other regulations, each of which require us to dedicate significant resources to provide the infrastructure and tools needed on and outside our platform for our homeowners to meet these legal requirements and for us to fulfill any obligations we may have. The complexity of our services and changes required to comply with the large number of disparate and constantly evolving requirements can lead to compliance gaps if our internal resources cannot keep up with the pace of regulatory change and new requirements imposed on our platform or services, or if our platform does not work as intended or has errors or bugs, or if the manual processes we put in place to comply with certain requirements are not followed properly or at all.

While we endeavor to monitor the changing legal landscape relating to short-term rentals and longer seasonal rentals, it may be difficult or impossible for us to investigate or evaluate laws or regulations in all cities, countries, and regions in which we do business. The application of existing laws and regulations to our business and platform can be unclear, may be difficult for homeowners, guests, and us to understand and apply, and are subject to change, as governments or government agencies seek to apply legacy systems of laws or adopt new laws to new online business models in the travel and accommodations industries, including ours. Uncertain and unclear application of such laws and regulations to homeowner and guest activity and our platform and services could cause and has caused some homeowners and guests to leave or choose not to use our platform, reduce supply and demand for our platform and services, increase the costs of compliance with such laws and regulations, and increase the threat of litigation or enforcement actions related to our platform and services, all of which would materially adversely affect our business, results of operations, and financial condition. See also our risk factor titled “We could face liability for information or content on, or accessible through, our platform.”

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

In addition to laws and regulations directly applicable to the short-term rental and longer seasonal business as discussed in our risk factor titled “Laws, regulations, and rules that affect the short-term rental business have limited, and may continue to limit, the ability or willingness of homeowners to rent through Vacasa and expose our homeowners or us to significant penalties, which have had, and could continue to have, a material adverse effect on our business, results of operations, and financial condition,” we are subject to laws and regulations governing our business practices, the Internet, e-commerce, and electronic devices, including those relating to taxation, privacy and data collection, data protection and security, pricing, content, advertising, discrimination, consumer protection, protection of minors, copyrights, distribution, messaging, mobile communications, electronic device certification, electronic waste, electronic contracts, communications, Internet access, competition, and unfair commercial practices. We are also subject to laws and regulations governing the provision of online payment services, the design and operation of our platform, and the operations, characteristics, and quality of our platform and services.

To address the COVID-19 pandemic, many jurisdictions adopted laws, rules, regulations, and/or decrees, including implementing travel restrictions, restricting access to city centers, limiting accommodation offerings in surrounding areas, or limiting social mobility and gatherings. Governments, corporations, and other authorities may implement similar restrictions or policies in response to future events that could restrict the ability of our homeowners and guests to participate on our platform.

There is increased governmental interest in regulating technology companies in a number of areas including privacy, tax, mandatory fees and consumer pricing, data localization and data access, algorithm-based discrimination, and competition. In addition, climate change and greater emphasis on sustainability could lead to regulatory efforts to address the carbon impact of housing and travel. In addition, we could face risks related to compliance with insurance regulations. As a result, governments may enact new laws and regulations and/or view matters or interpret laws and regulations differently than they have in the past, and in a manner that could materially adversely affect our business, results of operations, and financial condition.

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

We have been, and expect to continue to be, subject to various government audits, inquiries, investigations, and proceedings related to legal and regulatory requirements such as compliance with laws related to short-term rentals, tax, consumer protection, pricing, advertising, discrimination, data protection, data sharing, payment processing, trust compliance, privacy, and competition. In many cases, these inquiries, investigations, and proceedings can be complex, time consuming, costly to investigate, and require significant company and management attention. For certain matters, we are implementing recommended changes to our products, operations, and compliance practices and removal of noncompliant listings and homes from our service. We are unable to predict the outcomes and implications of such audits, inquiries, investigations, and proceedings on our business, and such audits, inquiries, investigations, and proceedings could result in large fines and penalties, require changes to our products and operations, restrict our ability to operate in certain regions and materially adversely affect our brand, reputation, business, results of operations, and financial condition. In some instances, applicable laws and regulations do not yet exist or are being adapted and implemented to address certain aspects of our business, and such adoption or change in their interpretation could further alter or impact our business and subject us to future government audits, inquiries, investigations, and proceedings.

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

Adverse results in any regulatory audit, inquiry, litigation, legal proceedings, or claims may include awards of potentially significant monetary damages, including statutory damages for certain causes of action in certain jurisdictions, penalties, fines, injunctive relief, royalty or licensing agreements, or orders preventing us from offering certain services in a region or state. Moreover, many regulatory audits, inquiries, litigation, legal proceedings, or claims are resolved by settlements that can include both monetary and non-monetary components. Adverse results or settlements may result in changes in our business practices in significant ways, increased operating and compliance costs, and a loss of revenue. In addition, any litigation or pre-litigation claims against us, whether or not meritorious, are time consuming, require substantial expense, and result in the diversion of significant operational resources. We use various software platforms that, in some instances, have limited functionality which may impede our ability to retrieve records in the context of a governmental audit, inquiry or litigation. In addition, our insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. As we continue to grow, regulatory audits, inquiries, litigation, legal proceedings, and other claims will continue to consume significant company resources and adverse results in future matters could materially adversely affect our business, results of operations, and financial condition.

We could face liability for information or content that is on, or accessible through, our platform.

We could face claims relating to information or content that is published or made available on our platform. We generally manage the content that is posted on our site as part of our vacation rental management services. As such, we are exposed to potential claims of defamation, disparagement, negligence, warranty, personal harm, intellectual property infringement, and other alleged damages that could be asserted against us, in addition to our homeowners and guests.

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

Risks Related to Ownership of our Class A Common Stock

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

On June 7, 2023, we entered into four individual director designation agreements (collectively, the "Director Designation Agreements" and each a "Director Designation Agreement") with (i) SLP Venice Holdings, L.P. and SLP V Venice Feeder I, L.P. (together with their affiliates, the "Silver Lake Stockholders"); ; (ii) RW Vacasa AIV LP, RW Industrious Blocker LP, Riverwood Capital Partners II (Parallel-B) L.P., RCP III Vacasa AIV, L.P., RCP III Blocker Feeder LP, Riverwood Capital Partners III (Parallel-B) L.P., RCP III (A) Blocker Feeder LP and RCP III (A) Vacasa AIV L.P. (together with their affiliates, the “Riverwood Stockholders”); (iii) LEGP I VCS, LLC, LEGP II VCS, LLC, Level Equity Opportunities Fund 2015, L.P., Level Equity Opportunities Fund 2018, L.P., Level Equity - VCS Investors, LLC and LEGP II AIV(B), L.P. (together with their affiliates, the “Level Equity Stockholders”); and (iv) Mossytree Inc. (together with its affiliates, the “EB Stockholders”).

In the aggregate, as of December 31, 2023, the Silver Lake Stockholders, the Riverwood Stockholders, the Level Equity Stockholders and the EB Stockholders controlled approximately 59.0% of the combined voting power of our Common Stock as a result of their ownership of Class A Common Stock and Class B Common Stock. The Director Designation Agreements contain director nominations rights so long as each holder continues to hold prescribed amounts of our Common Stock. As a result, these stockholders and their affiliates have significant influence over the management and affairs of our company and, if they were to decide to act together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of one or more of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of other stockholders.

In addition, because these stockholders hold part of their economic interest in our business through Vacasa Holdings LLC ("OpCo"), rather than through Vacasa, Inc., and may hold rights to receive payments under the Tax Receivable Agreement, their interests may further conflict with the interests of holders of Class A Common Stock. For example, such holders may have different tax positions from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, and whether and when we should undergo certain changes of control within the meaning of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. These holders’ significant ownership in and influence over us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which holders of shares of our Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

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
•conditions or trends in our industry;
•stock market price and volume fluctuations of comparable companies;
•announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•[capital commitments;][TBD]
•investors’ general perception of our company and our business;
•changes in financial markets or general economic conditions, including the effects of a recession or slow economic growth in the U.S. or abroad, interest rates, fuel prices, currency fluctuations, corruption, political instability, acts of war, including impacts from the Ukraine-Russia and Israel-Hamas conflicts and escalations thereof, or similar macroeconomic conditions and concerns;
•recruitment or departure of key personnel; and

•sales of our Class A Common Stock, including sales by our directors and officers or specific stockholders.

In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future sales of our Class A Common Stock in the public market could cause the market price of our Class A Common Stock to decline significantly, even if our business is doing well.

The ownership of a substantial amount of our Class A Common Stock is concentrated with limited number of holders. Furthermore, the holders ("OpCo Unitholders") of common units of OpCo ("OpCo Units"), other than Vacasa, Inc., have the right, pursuant to the Fourth Amended and Restated Limited Liability Company Agreement of OpCo, to cause OpCo to acquire all or a portion of their vested OpCo Units, which may be settled for, at our election, shares of Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each OpCo Unit redeemed (subject to conversion rate adjustments for stock splits, stock dividends and reclassification) or an equivalent amount of cash and, in each case, the cancellation of an equal number of shares of such OpCo Unitholder's Class B Common Stock. Any shares of Class A Common Stock we may issue in connection with such redemptions will also be eligible for sale in the public market, subject to compliance with applicable securities laws. The market price of our Class A Common Stock could decline significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These sales, or the possibility that these sales may occur, might also make it more difficult for us to raise capital through the issuance and sale of equity securities in the future at a time and at a price that we deem appropriate.

We are an “emerging growth company” within the meaning of the Securities Act, and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Class A Common Stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; we are exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we are not required to hold non-binding advisory votes on executive compensation.

We may be an “emerging growth company” until December 31, 2026, though we may cease to be an “emerging growth company” earlier under certain circumstances, including: (i) the last day of the fiscal year in which (a) we have total annual gross revenue of at least $1.235 billion, or (b) the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; and (ii) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Vacasa has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Vacasa has designed its cybersecurity risk management program based upon the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, other than those required by regulation and/or contractual obligation, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Vacasa’s cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include, but are not limited to, the following:

a.risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

b.a dedicated security team principally responsible for managing (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents;

c.the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

d.systems, including technical, administrative, and physical controls, for protecting IT systems and monitoring for cybersecurity risks and incidents;

e.cybersecurity education and awareness training of our employees, incident response personnel, and senior management;

f.a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

g.a third-party risk management process for service providers, suppliers, and vendors.

Vacasa has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Vacasa’s Board of Directors (the "Board") considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding significant cybersecurity incidents.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from Vacasa’s Vice President of Information Technology and Information Security, internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.

Vacasa’s management team, including the Vice President of Information Technology and Information Security, has overall responsibility for assessing and managing our material risks from cybersecurity threats. The Information Security Team, led by our Chief Technology Officer and our Vice President of Information Technology and Information Security, is primarily responsible for Vacasa’s overall cybersecurity risk management program in collaboration with other key members of Vacasa’s organization. Our Chief Technology Officer and Vice President of Information Technology and Information Security collectively possess experience in leading information security organizations and technical environments at public companies and in highly regulated industries such as Financial, Healthcare, and the Federal Government.. This includes, but is not limited to, responsibility for the following areas: Information Security Audit, Security Operations, Application Security, security awareness training and education.

Item 2. Properties

We lease corporate offices in Portland, Oregon, which is the location of our corporate headquarters. In addition, we own and lease regional offices in various locations in the United States and internationally as necessary or desirable for us to support our central operations and to facilitate our operations at the local levels. We believe our facilities are adequate and suitable for our current needs.

Item 3. Legal Proceedings

The information set forth under Note 16, Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8. of this Annual Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” included in Part I, Item 1A.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Class A Common Stock

Our Class A Common Stock has been listed on the Nasdaq Global Select Market under the symbol “VCSA.”

Reverse Stock Split

On October 2, 2023, we completed a 1-for-20 reverse stock split of the Company's outstanding Class A Common Stock, Class B Common Stock, and Class G Common Stock (the "Reverse Stock Split"). The Reverse Stock Split had no effect on the number of authorized shares of any class of common stock. Par value remained $0.00001 per share. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. Share and share-related information presented in these consolidated financial statements has been retroactively adjusted for all periods presented to reflect the decreased number of shares outstanding resulting from the Reverse Stock Split.

Holders of Record

As of February 28, 2024, there were approximately 140 holders of record of our Class A Common Stock, 20 holders of record of our Class B Common Stock, and 1 holder of record of our Class G Common Stock. These numbers do not include "street name" or beneficial holders, whose shares are held of record by banks, brokers, financial institutions, and other nominees.

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

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following performance graph and related information shall not be deemed "soliciting material" or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Vacasa, Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the S&P 500 Information Technology Index ("S&P 500 IT") and the Nasdaq Composite Index ("NASDAQ"). The graph assumes $100 was invested at the market close on December 7, 2021, which was the first day our Class A Common Stock began trading. Data for the S&P 500 IT and the NASDAQ assume reinvestment of dividends. The graph uses the closing market price on December 7, 2021 of $196.80 per share, which has been retroactively adjusted for the Reverse Stock Split, as the initial value of our Class A Common Stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As a result of many factors, such as those set forth under the “ Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes. Discussion regarding our financial condition and results of operations for the year ended December 31, 2022, including comparisons with the year ended December 31, 2021, is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023.

Overview

We are the leading vacation rental management platform in North America with over six million Nights Sold in the fiscal year ended December 31, 2023. Our integrated technology and operations platform is designed to optimize vacation rental income and home care for homeowners, offer guests a seamless, reliable and high-quality experience, and provide distribution partners with a variety of home listings.

As a vertically integrated vacation rental manager, we act as an agent on behalf of our homeowners, which allows us to avoid the capital requirements and limitations of owning the underlying real estate. We are equipped to manage all aspects of the vacation rental experience for homeowners, from listing creation and multi-channel distribution to pricing, marketing optimization and end-to-end property care. We collect nightly rent on behalf of homeowners and earn the majority of our revenue from homeowner commissions and service fees paid by guests and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website or app or through our distribution partners. We also earn revenue from home care solutions offered directly to our homeowners, such as home improvement and repair services for a separately agreed upon fee and from providing real estate brokerage services and residential management services to community and homeowner associations. We are typically the exclusive vacation rental manager for the homes on our platform, and we are able to capture nearly all of the booking for those properties through our direct channel or through our channel partners.

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

Prior to 2023, we utilized a multi-pronged supply acquisition strategy, which included expanding the number of vacation rental properties listed on our platform through individual additions, portfolio transactions and strategic acquisitions. For 2023 and in the near future, we have focused on our individual approach, which onboards individual vacation rental properties through our direct sales force. We utilize proprietary and industry data, along with marketing and advertising strategies, to maintain a homeowner lead database and strategically deploy our sales representatives to target these new homeowner leads. We engage in portfolio transactions and strategic acquisitions to onboard multiple homes in a single transaction. Our portfolio approach identifies, targets and onboards portfolios of homes already being professionally managed by local vacation rental managers. We have also completed strategic acquisitions consisting of our acquisitions of Wyndham Vacation Rentals and TurnKey, both of which contributed to our supply growth. Portfolio transactions and strategic acquisitions are accounted for as business combinations. We will continue to selectively review portfolio and strategic acquisitions, but we have meaningfully reduced the amount of capital we allocate to such programs.

Homeowners on our platform typically enter into standardized, evergreen contractual arrangements with Vacasa and pay us a commission rate on rent to support the services we provide for them. The homes on our platform are generally exclusive to Vacasa, meaning that every booking for these homes must be coordinated through Vacasa.

We generate bookings by distributing our vacation rental home listings to guests through our direct channel, which includes vacasa.com and our mobile app, and across online distribution channels, including Airbnb, Booking.com, and Vrbo. In fiscal years 2023, 2022, and 2021, we generated approximately 40%, 30%, and 30%, respectively, of our GBV through our vacasa.com website and our mobile app and 60%, 70%, and 70%, respectively, of our GBV through our distribution partners. Our guest acquisition strategy for our direct channel is focused on attracting high intent visitors to our platform through search engine optimization, direct traffic, email, and performance marketing channels. When bookings occur through our distribution partners, we pay listing fees for demand generated through these channels.

We deploy local operations teams across hundreds of destinations where we operate. These operations teams are critical to our vertically integrated business model and our ability to attract and onboard new homeowners, as well as deliver a differentiated experience to homeowners and guests, including managing home care, maintenance, and support through a single team.

Recent Developments

Workforce Reduction Plans

On February 27, 2024, the Board of Directors of the Company approved a workforce reduction plan (the “Plan”) designed to align the Company’s expected cost base with its 2024 strategic and operating priorities and continued achievement of adjusted EBITDA profitability in 2024. The Plan includes the elimination of approximately 320 positions across the Company, in both its local operations teams and central teams, representing approximately 5% of the workforce, or approximately 2% of the local operations teams and approximately 6% of the central team.

The Company expects to incur between $4.0 million and $5.0 million of costs, consisting primarily of employee severance and benefit costs and professional services fees in connection with the Plan, most of which are expected to be incurred in the first and second quarters of 2024. All of these costs will result in future cash expenditures. The foregoing estimated amounts do not include any non-cash charges associated with equity-based compensation. These estimates are subject to a number of assumptions and actual results may differ materially. The Company may also incur charges and expenditures not currently contemplated due to unanticipated events that may occur in connection with the Plan.

On January 23, 2023, the Board of Directors of the Company approved a 2023 workforce reduction designed to align the Company’s expected cost base with its 2023 strategic and operating priorities. The 2023 workforce reduction includes the elimination of approximately 1,300 positions across the Company, in both its local operations teams and central teams, representing approximately 17% of the workforce. The Company incurred severance and employee benefits costs of approximately $5.1 million during 2023, which are included in operating costs and expenses in the consolidated statement of operations.

Reverse Stock Split

On October 2, 2023, we completed a 1-for-20 reverse stock split of the Company's outstanding Class A Common Stock, Class B Common Stock, and Class G Common Stock (the "Reverse Stock Split"). The Reverse Stock Split had no effect on the number of authorized shares of any class of common stock. Par value remained $0.00001 per share. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. All share and share-related information presented in these consolidated financial statements has been retroactively adjusted for all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split.

Corporate Transactions

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

TurnKey Acquisition

On April 1, 2021, we acquired the operations of TurnKey Vacation Rentals, Inc. ("TurnKey"), a provider of vacation rental management and marketing services for residential real estate owners in the United States. The acquisition of TurnKey advanced our strategy to create a premium standard for vacation rentals. The acquisition also increased our market density in certain regions and expanded our footprint into several other top vacation rental destinations. See Note 4, Acquisitions to our consolidated financial statements.

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

	Year Ended December 31,

	2023	2022	2021
	(in thousands)
Revenue	$1,117,950	$1,187,950	$889,058
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below(1)	519,651	564,373	440,753
Operations and support(1)	245,706	264,068	186,984
Technology and development(1)	60,800	68,344	48,709
Sales and marketing(1)	212,269	247,167	187,904
General and administrative(1)	81,612	107,624	88,835
Depreciation	21,357	21,706	17,110
Amortization of intangible assets	56,890	61,629	44,163
Impairment of long-lived assets	46,000	—	—
Impairment of goodwill	411,000	243,991	—
Total operating costs and expenses	1,655,285	1,578,902	1,014,458
Loss from operations	(537,335)	(390,952)	(125,400)
Interest income	7,021	1,991	36
Interest expense	(2,447)	(2,576)	(31,723)
Other income, net	6,115	60,410	3,280
Loss before income taxes	(526,646)	(331,127)	(153,807)
Income tax expense	(1,586)	(1,022)	(784)
Net loss	$(528,232)	$(332,149)	$(154,591)

(1) Includes equity-based compensation as follows:

	Year Ended December 31,

	2023	2022	2021
	(in thousands)
Cost of revenue	$105	$1,025	$113
Operations and support	1,458	5,931	2,574
Technology and development	2,203	5,733	3,032
Sales and marketing	2,435	5,554	8,270
General and administrative	9,341	15,927	12,989
Total equity-based compensation expense	$15,542	$34,170	$26,978

	Year Ended December 31,

	2023	2022	2021
Revenue	100%	100%	100%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	46%	48%	50%
Operations and support	22%	22%	21%
Technology and development	5%	6%	5%
Sales and marketing	19%	21%	21%
General and administrative	7%	9%	10%
Depreciation	2%	2%	2%
Amortization of intangible assets	5%	5%	5%
Impairment of long-lived assets	4%	—%	—%
Impairment of goodwill	37%	21%	—%
Total operating costs and expenses	148%	133%	114%
Loss from operations	(48)%	(33)%	(14)%
Interest income	1%	—%	—%
Interest expense	—%	—%	(4)%
Other income, net	1%	5%	—%
Loss before income taxes	(47)%	(28)%	(17)%
Income tax expense	—%	—%	—%
Net loss	(47)%	(28)%	(17)%

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

	Year Ended December 31,			2022 to 2023

	2023	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenue	$1,117,950	$1,187,950	$889,058	$(70,000)	(6)%

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

In the event a booked reservation is cancelled, we may offer a refund or a future stay credit up to the value of the booked reservation. In certain instances, we may also offer a refund related to a completed stay. We account for refunds as a reduction of revenue. Future stay credits are recognized as a liability on our consolidated balance sheets. Revenue from future stay credits is recognized when redeemed by guests, net of the portion of the booking attributable to funds payable to owners and hospitality and sales taxes payable. We estimate the portion of future stay credits that will not be redeemed by guests and recognize these amounts as breakage revenue in proportion to the expected pattern of redemption or upon expiration. For the year ended December 31, 2023, the Company recognized breakage revenue of $1.5 million. For the year ended December 31, 2022, the Company recognized breakage revenue of $16.0 million, of which $11.1 million related to expirations that occurred during the first quarter of 2022 and $4.9 million related to actual and expected breakage associated with future stay credits expiring in later periods.

In addition to our vacation rental platform, we provide other offerings such as residential management services to community and homeowner associations. The purpose of these services is to attract and retain homeowners as customers of our vacation rental platform. We completed the wind down of our separate real estate buy/sell brokerage services during 2023, which represented less than 1% of total revenue for the year ended December 31, 2023. We will continue to retain real estate brokerage licenses, where required, in order to facilitate our vacation rental management services.

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

Revenue decreased by $70.0 million, or 6%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by a $52.9 million decrease in revenue from our vacation rental platform and a $16.8 million decrease in revenue from our real estate buy/sell brokerage services, as a result of our wind down of these services. The decrease in vacation rental platform revenue was mostly driven by decreased GBV per Night Sold, as discussed in more detail below under Key Business Metrics, and lower future stay credit breakage revenue, which primarily relates to the first quarter of 2022 when the future stay credits issued during the COVID-19 pandemic first began to expire.

Cost of revenue

	Year Ended December 31,			2022 to 2023

	2023	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$519,651	$564,373	$440,753	$(44,722)	(8)%
Percentage of revenue	46%	48%	50%

Cost of revenue, exclusive of depreciation and amortization, consists primarily of employee compensation costs, which include wages, benefits, and payroll taxes and outside service costs for housekeeping, home maintenance, payment processing fees for merchant fees and chargebacks, laundry expenses, and housekeeping supplies, as well as fixed rent payments on certain owner contracts. Cost of revenue also includes costs associated with our residential management services to community and homeowner associations and also included real estate brokerage services. We completed the wind down of our real estate buy/sell brokerage services during 2023, which represented less than 1% of total cost of revenue for the year ended December 31, 2023.

Cost of revenue decreased by $44.7 million, or 8%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a $14.8 million decrease in costs related to real estate brokerage services, as a result of the wind down of these services, a $10.1 million decrease in costs related to our home care solutions and home supplies, a $7.2 million decrease in payment processing costs, a $6.2 million decrease in the cost of residential management services to community and homeowner associations we serve, and a $4.3 million decrease in personnel-related expenses related to housekeeping.

We expect that cost of revenue as a percentage of revenue may fluctuate from period to period depending on the number of Nights Sold (as defined below under Key Business Metrics), GBV per Night Sold, and our ability to realize operational efficiencies.

Operations and support

	Year Ended December 31,			2022 to 2023

	2023	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Operations and support	$245,706	$264,068	$186,984	$(18,362)	(7)%
Percentage of revenue	22%	22%	21%

Operations and support costs consist primarily of compensation costs, which include wages, benefits, payroll taxes, and equity-based compensation for employees that support our local operations. The costs also include the cost of call center customer support, rent expense for local operations, and the allocation of facilities and certain corporate overhead costs.

Operations and support costs decreased by $18.4 million, or 7%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily due to a $21.8 million decrease in personnel-related expenses in our field operations, central operations, and customer experience teams, primarily driven by decreased headcount, partially offset by a $1.6 million increase in outside and professional services costs. The decrease in personnel-related expenses also included a decrease in equity-based compensation of $4.5 million, partially offset by an increase in severance and related benefits costs of $1.4 million, both as a result of the workforce reduction we effected in January 2023.

We expect that operations and support costs as a percent of revenue may fluctuate from period to period depending on the number of homes we manage and the number of destinations we operate in, the number of Nights Sold, and our ability to realize operational efficiencies.

Technology and development

	Year Ended December 31,			2022 to 2023

	2023	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Technology and development	$60,800	$68,344	$48,709	$(7,544)	(11)%
Percentage of revenue	5%	6%	5%

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

Technology and development expenses decreased by $7.5 million, or 11%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a $4.3 million decrease in software license and maintenance costs and a $3.5 million decrease in equity-based compensation.

We expect that, on an absolute dollar basis, changes in technology and development expenses will be primarily driven by headcount and software spend, which may fluctuate from period to period based on our business priorities.

Sales and marketing

	Year Ended December 31,			2022 to 2023

	2023	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$212,269	$247,167	$187,904	$(34,898)	(14)%
Percentage of revenue	19%	21%	21%

Sales and marketing expenses consist primarily of compensation costs, which include wages, sales commissions, benefits, payroll taxes, and equity-based compensation for our sales force and marketing personnel, payments to distribution partners for guest reservations, digital and mail-based advertising costs for homeowners, advertising costs for search engine marketing and other digital guest advertising, and brand marketing. We capitalize certain costs incurred to obtain new homeowner contracts, such as sales commissions, when those costs are expected to be recovered through revenue generated from that contract. Capitalized amounts are amortized on a straight-line basis over the estimated life of the customer through sales and marketing expenses in the consolidated statements of operations.

Sales and marketing expenses decreased by $34.9 million, or 14%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily due to a $31.3 million decrease in personnel-related expenses, primarily driven by decreased sales force headcount and a $6.8 million decrease in homeowner and brand advertising, partially offset by a $2.3 million increase in listing fees paid to our distribution partners, primarily due to channel mix. The decrease in personnel-related expenses also included a decrease in equity-based compensation of $3.1 million, partially offset by an increase in severance and related benefits costs of $1.2 million, both as a result of the workforce reduction we effected in January 2023.

We expect that, on an absolute dollar basis, changes in sales and marketing expenses will be primarily driven by headcount and advertising expense, which may fluctuate from period to period based on our business priorities, and payments to distribution partners for guest reservations, which will vary from period to period based on GBV generated through our distribution partners.

General and administrative

	Year Ended December 31,			2022 to 2023

	2023	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$81,612	$107,624	$88,835	$(26,012)	(24)%
Percentage of revenue	7%	9%	10%

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

General and administrative expenses decreased by $26.0 million, or 24%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily due to a $16.5 million decrease in personnel-related expenses, driven by lower headcount, a $5.4 million decrease in professional services expenses, and a $3.0 million decrease in facility-related expenses. The decrease in personnel-related expenses also included a decrease in equity-based compensation of $6.6 million, partially offset by an increase in severance and related benefits costs of $5.2 million, both as a result of the workforce reduction we effected in January 2023.

We expect that, on an absolute dollar basis, changes in general and administrative expenses will be primarily driven by headcount and professional fees, which may fluctuate from period to period depending on our business needs and priorities.

Depreciation and Amortization of intangible assets

	Year Ended December 31,			2022 to 2023

	2023	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Depreciation	$21,357	$21,706	$17,110	$(349)	(2)%
Percentage of revenue	2%	2%	2%
Amortization of intangible assets	$56,890	$61,629	$44,163	$(4,739)	(8)%
Percentage of revenue	5%	5%	5%

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

Depreciation expense decreased by $0.3 million, or 2%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to decreased capital spending.

Amortization of intangible assets decreased by $4.7 million, or 8%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the long-lived asset impairment charge of $46.0 million recognized during the year ended December 31, 2023. Refer to Note 7, Intangible Assets, Net and Goodwill to the consolidated financial statements for more information.

Depreciation and amortization expenses will vary both on an absolute dollar basis and as a percentage of revenue depending on our level of investment in property and equipment and the rate at which we complete portfolio transactions and strategic acquisitions to support the growth of our business. We currently expect our depreciation and amortization expenses to start to decline.

Impairment of Long-lived Assets and Goodwill

	Year Ended December 31,			2022 to 2023

	2023	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Impairment of long-lived assets	$46,000	$—	$—	$46,000	NM(1)
Percentage of revenue	4%	—%	—%
Impairment of goodwill	$411,000	$243,991	$—	$167,009	68%
Percentage of revenue	37%	21%	—%

(1) Not meaningful

Impairment of long-lived assets represents a non-cash impairment charge of $46.0 million recorded during the third quarter of fiscal year 2023, as it was determined that the fair value of our homeowner contracts asset was below the carrying amount of the asset. Refer to Note 7, Intangible Assets, Net and Goodwill to the consolidated financial statements for more information.

Impairment of goodwill represents a non-cash impairment charge of $411.0 million and $244.0 million recorded during the third quarter of fiscal year 2023 and the fourth quarter of fiscal year 2022, respectively. The impairment charges were recorded because it was determined that the fair value of our single reporting unit was below the carrying amount of its net assets. Refer to Note 7, Intangible Assets, Net and Goodwill to the consolidated financial statements for more information.

Interest income, Interest expense and Other income, net

	Year Ended December 31,			2022 to 2023

	2023	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest income	$7,021	$1,991	$36	$5,030	253%
Percentage of revenue	1%	—%	—%
Interest expense	$(2,447)	$(2,576)	$(31,723)	$129	(5)%
Percentage of revenue	—%	—%	(4)%
Other income, net	$6,115	$60,410	$3,280	$(54,295)	(90)%
Percentage of revenue	1%	5%	—%

Interest income consists primarily of interest earned on our cash and cash equivalents. Interest income increased by $5.0 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in interest income is primarily due to higher prevailing interest rates during 2023, compared to 2022, and investing a greater proportion of our cash and cash equivalents into money market funds.

Interest expense consists primarily of interest payable and the amortization of deferred financing costs related to our outstanding debt arrangements. In connection with the Reverse Recapitalization on December 6, 2021, the D-1 Convertible Notes converted into equity interests and are no longer outstanding. Interest expense decreased nominally for the year ended December 31, 2023, compared to the year ended December 31, 2022.

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

Other income, net decreased by $54.3 million, or 90%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease in other income, net, was primarily due to a $4.6 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the year ended December 31, 2023, compared to a $56.4 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the year ended December 31, 2022.

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
•Adjusted EBITDA does not include non-recurring impairment charges related to the Company's goodwill and intangible assets;
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

	Year Ended December 31,			2022 to 2023

	2023	2022	2021	$ Change	% Change
	(in thousands, except GBV per Night Sold)
Gross Booking Value ("GBV")	$2,310,696	$2,555,195	$1,915,591	$(244,499)	(10)%
Nights Sold	6,260	6,195	5,165	$65	1%
GBV per Night Sold	$369	$412	$371	$(43)	(10)%

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

In the year ended December 31, 2023, GBV decreased by 10% to $2,310.7 million, compared to the year ended December 31, 2022, due to a combination of lower guest demand and an increase in unit inventory in the markets in which we operate.

Changes in GBV reflect our ability to add homes by attracting homeowners through our individual sales approach, and through portfolio transactions or strategic acquisitions, retain homeowners and guests, and optimize the availability and utilization of the homes on our platform. Changes in GBV also reflect changes in the pricing of rents, fees, and estimated taxes paid by guests. Changes in utilization of the homes on our platform and pricing of those homes are generally reflective of changes in guest demand.

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

In the year ended December 31, 2023, Nights Sold increased by 1% to 6.3 million, compared to the year ended December 31, 2022. The increase in Nights Sold was primarily due to an increase in the average number of homes on our platform during the year ended December 31, 2023 compared to December 31, 2022, as a result of acquisition activity, partially offset by lower demand from guests.

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

In the year ended December 31, 2023, GBV per Night Sold decreased by 10% to $369, compared to the year ended December 31, 2022, due to a combination of lower guest demand and an increase in unit inventory in the markets in which we operate.

There is a strong correlation between GBV and Nights Sold, and these two variables are managed in concert with one another. Our pricing algorithms and methodologies are continually evaluating the trade-offs between price and utilization to seek to optimize the mix of Nights Sold and GBV per Night Sold. Future changes in GBV per Night Sold will be determined by how we optimize the combination of pricing and utilization of the homes on our platform.

Adjusted EBITDA

Adjusted EBITDA is defined as net loss excluding: (1) depreciation and acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable; (2) interest income and expense; (3) any other income or expense not earned or incurred during our normal course of business; (4) any income tax benefit or expense; (5) equity-based compensation costs; (6) one-time costs related to strategic business combinations; and (7) restructuring costs, including workforce reduction costs and certain right-of-use asset impairment costs. We believe this measure is useful for analysts and investors as this measure allows for more meaningful period-to-period comparison of our business performance. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature or the amount and timing of these items is unpredictable or non-recurring in nature, not driven by the performance of our core business operations and renders comparisons with prior periods less meaningful. Adjusted EBITDA as a percentage of Revenue is calculated by dividing Adjusted EBITDA for a period by Revenue for the same period.

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

Adjusted EBITDA was $23.5 million for the year ended December 31, 2023, compared to a loss of $(27.5) million for the year ended December 31, 2022. The favorable change in Adjusted EBITDA is a reflection of the changes in our operating costs and expenses, as discussed above. Adjusted EBITDA as a percentage of Revenue was 2% for the year ended December 31, 2023, compared to (2)% for the year ended December 31, 2022.

The following table reconciles net loss to Adjusted EBITDA:

	Year Ended December 31,

	2023	2022	2021
	(in thousands, except percentages)
Net loss	$(528,232)	$(332,149)	$(154,591)
Add back:
Depreciation and amortization of intangible assets	78,247	83,335	61,273
Impairment of long-lived assets	46,000	—	—
Impairment of goodwill	411,000	243,991	—
Interest income	(7,021)	(1,991)	(36)
Interest expense	2,447	2,576	31,723
Other income, net	(6,115)	(60,410)	(3,280)
Income tax expense	1,586	1,022	784
Equity-based compensation	15,542	34,170	26,978
Business combination costs(1)	239	601	8,382
Restructuring(2)	9,818	1,379	250
Adjusted EBITDA	$23,511	$(27,476)	$(28,517)
Adjusted EBITDA as a percentage of Revenue	2%	(2)%	(3)%

(1) Represents certain insurance costs from the strategic acquisition of TurnKey that are expected to be amortized through the first quarter of 2027. In 2022, these costs also included third-party costs associated with our Reverse Recapitalization.

(2) For 2023, these costs represent costs associated with a workforce reduction and certain right-of-use asset impairment costs related to the Company's leased corporate office space in Portland, Oregon and Boise, Idaho. For 2022, these costs are associated with a workforce reduction, primarily in our corporate functions that occurred in the fourth quarter. For 2021, these costs represent a reorganization and workforce reductions in response to the COVID-19 pandemic and costs associated with the wind-down of a significant portion of our international operations.

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

	Year Ended December 31,

	2023	2022	2021
	(in thousands)
Cost of revenue	$519,651	$564,373	$440,753
Less: equity-based compensation	(105)	(1,025)	(113)
Less: restructuring(1)	(661)	(45)	—
Non-GAAP cost of revenue	$518,885	$563,303	$440,640

Operations and support	$245,706	$264,068	$186,984
Less: equity-based compensation	(1,458)	(5,931)	(2,574)
Less: restructuring(1)	(1,807)	(382)	—
Non-GAAP operations and support	$242,441	$257,755	$184,410

Technology and development	$60,800	$68,344	$48,709
Less: equity-based compensation	(2,203)	(5,733)	(3,032)
Less: restructuring(1)	(233)	(327)	—
Non-GAAP technology and development	$58,364	$62,284	$45,677

Sales and marketing	$212,269	$247,167	$187,904
Less: equity-based compensation	(2,435)	(5,554)	(8,270)
Less: restructuring(1)	(1,735)	(487)	—
Non-GAAP sales and marketing	$208,099	$241,126	$179,634

General and administrative	$81,612	$107,624	$88,835
Less: equity-based compensation	(9,341)	(15,927)	(12,989)
Less: business combination costs(2)	(239)	(601)	(8,382)
Less: restructuring(1)	(5,382)	(138)	(250)
Non-GAAP general and administrative	$66,650	$90,958	$67,214

(1) For 2023, these costs represent costs associated with a workforce reduction and certain right-of-use asset impairment costs related to the Company's leased corporate office space in Portland, Oregon and Boise, Idaho. For 2022, these costs are associated with a workforce reduction primarily in our corporate functions that occurred in the fourth quarter. For 2021, these costs represent a reorganization and workforce reductions in response to the COVID-19 pandemic and costs associated with the wind-down of a significant portion of our international operations.

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

As of December 31, 2023, we had cash and cash equivalents of $88.0 million. In addition, as of December 31, 2023, $81.6 million was available for borrowing under our Revolving Credit Facility (as defined below). Our primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures and other general corporate purposes. In addition, following the Reverse Recapitalization, we expect to need cash to make payments under our tax receivable agreement with the holders of Vacasa Holding's equity prior to the business combination (the "Tax Receivable Agreement"). We expect our operations will continue to be financed primarily by equity offerings, debt financing, and cash and cash equivalents. We believe our existing sources of liquidity will be sufficient to fund operations, working capital requirements, capital expenditures, and debt service obligations for at least the next 12 months.

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain new homeowners and guests that utilize our services, the continuing market acceptance of our offerings, the timing and extent of spending to enhance our technology, and the expansion of sales and marketing activities. Further, we may enter into arrangements to acquire or invest in businesses, products, services, and technologies in the future.

Reverse Recapitalization

In connection with the Reverse Recapitalization, we received net proceeds of $302.6 million. We used these proceeds to pay additional transaction costs of $8.4 million, and the remaining $294.2 million of cash proceeds were contributed to our balance sheet. See Note 3, Reverse Recapitalization to our consolidated financial statements for additional information.

Revolving Credit Facility

In October 2021, we entered into a credit agreement, which, as subsequently amended in December 2021 and June 2023 (as amended, the "Credit Agreement"), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million ("Revolving Credit Facility"). The Revolving Credit Facility includes a sub-facility for letters of credit in an aggregate face amount of $40.0 million, which reduces borrowing availability under the Revolving Credit Facility. As of December 31, 2023, there were no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2023, $23.4 million of letters of credit were issued under the Revolving Credit Facility, and $81.6 million was available for borrowings.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,

	2023	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(51,707)	$(51,907)	$63,265
Net cash used in investing activities	(13,367)	(108,175)	(114,633)
Net cash provided by (used in) financing activities	(28,052)	(39,067)	279,611
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(697)	(327)	(119)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(93,823)	$(199,476)	$228,124

Operating Activities

Net cash used in operating activities was $51.7 million for the year ended December 31, 2023, primarily due to a net loss of $528.2 million, offset by $564.5 million of non-cash items, including depreciation, amortization of intangible assets, impairment of goodwill, impairment of long-lived assets, reduction in the carrying amount of operating lease right-of-use assets, and equity-based compensation expense. Additional uses of cash flows resulted from changes in working capital, including a $13.3 million decrease in prepaid expense and other assets, a $50.5 million decrease in funds payable to owners, a $21.0 million decrease in deferred revenue and future stay credits, a $10.7 million decrease in operating lease obligations, and a $7.1 million decrease in hospitality and sales taxes payable.

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

Net cash used in investing activities was $13.4 million for the year ended December 31, 2023, primarily due to $7.4 million of cash paid for capitalized internally developed software and $5.3 million of cash paid for purchases of property and equipment.

Net cash used in investing activities was $108.2 million for the year ended December 31, 2022, primarily due to $89.5 million of cash paid for business combinations, net of cash and restricted cash acquired, $9.8 million of cash paid for capitalized internally developed software costs, and $8.8 million of cash paid for purchases of property and equipment.

Financing Activities

Our primary financing activities include cash payments for contingent consideration and deferred payments to sellers in connection with business combinations to grow the number of homes under management in new and adjacent markets served as well as financed insurance premiums.

Net cash used in financing activities was $28.1 million for the year ended December 31, 2023, primarily attributable to $23.4 million of financing-related cash payments for business combinations and $5.5 million of repayments of financed insurance premiums.

Net cash used in financing activities was $39.1 million for the year ended December 31, 2022, primarily attributable to $38.0 million of financing-related cash payments for business combinations.

Material Cash Requirements from Contractual and Other Obligations

As of December 31, 2023, our material cash requirements for our known contractual and other obligations were as follows:

•Operating Leases – We enter into various non-cancelable lease agreements primarily related to certain field and corporate office facilities. Future minimum lease payments to be made under non-cancelable operating leases with an initial or remaining term greater than one year were $29.2 million, with $10.1 million payable within 12 months. See Note 8, Leases to our consolidated financial statements for further detail of our obligations and the timing of expected future payments.

•Acquisition Liabilities – In connection with our portfolio transactions, accounted for as business combinations, we record acquisition-related liabilities, if applicable, for any contingent consideration or deferred payments to the seller. Our total acquisition liabilities were $16.3 million, with $11.6 million payable within 12 months.

•Information Technology Service Agreements – Information technology service agreements represent outsourced services and licensing costs pursuant to our information technology agreements. We had contractual payments for these agreements of $34.7 million, with $15.6 million payable within 12 months.

•Revolving Credit Facility – In October 2021, we entered into the credit agreement, which, as subsequently amended in December 2021 and June 2023 (as amended, the "Credit Agreement"), provides for borrowings in an aggregate principal amount of up to $105.0 million, which amount may be borrowed and repaid from time to time. As of December 31, 2023, there were no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2023, there were letters of credit of $23.4 million issued under the Revolving Credit Facility, and $81.6 million was available for borrowings. See "Liquidity and Capital Resources — Revolving Credit Facility" for additional information.

•Tax Receivable Agreement – The payments that we may be required to make under the Tax Receivable Agreement that we entered into may be significant, but we are currently unable to estimate the amounts and timing of the payments that may be due thereunder. See Note 2, Significant Accounting Policies to our consolidated financial statements for further details about the Tax Receivable agreement.

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

Impairment of Long-lived Assets

Description

As discussed in Note 7, Intangible Assets, Net and Goodwill to our consolidated financial statements, we performed a long-lived impairment assessment as of September 30, 2023, which resulted in homeowner contracts asset impairment charges of $46.0 million. The fair value estimate of our homeowner contracts was based on the present value of estimated future cash flows. We prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. We based the discount rate on the weighted-average cost of capital considering company-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows.

Judgments and Uncertainties

Revenue growth rates, homeowner retention rates, operating profit margins, and the discount rate applied were the significant assumptions used in the income approach used to determine the fair value of our homeowner contracts. The fair value conclusion is highly sensitive to changes in these assumptions.

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

Judgments and Uncertainties

Revenue growth rates, operating profit margins, and the discount rate applied were the significant assumptions used in the income approach used to determine the fair value of our single reporting unit. The forecasted revenue growth rate, comparable publicly traded companies selected, and estimated control premium were the significant assumptions used in the market approach. The concluded fair value of our single reporting unit, based on a combination of the income and market approach, was reconciled to our market capitalization. The excess of the concluded fair value over our market capitalization represents an implied control premium, which we reviewed for reasonableness by comparison to observed transaction premiums, premium studies, and consideration of specific attributes of the Company. The fair value conclusion is highly sensitive to changes in these assumptions. Changes in the significant assumptions used to determine the fair value of our homeowner contracts assets would also impact the carrying value of our single reporting unit and the resulting goodwill impairment charge.

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

During the year ended December 31, 2023, the Company's acquisition activity slowed, and we acquired homeowner contracts of nominal value.

During the year ended December 31, 2022, we acquired homeowner contracts valued at $56.4 million. A 10% increase in the calculated fair value of these homeowner contracts would have increased amortization expense by $0.7 million during fiscal year 2022 and by $1.1 million annually during each full year remaining in their useful life.

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

To determine the fair value of our equity units, we engaged a third-party valuation expert. We first determined our business enterprise value ("BEV") and then allocated that equity fair value to our redeemable convertible preferred units, common units and common unit equivalents. We estimated our BEV primarily using a market approach, which is a generally accepted valuation approach. The market approach measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets, and in our case, focused on comparing our business to a group of its peer companies. In applying this method, valuation multiples are derived from historical and forecasted operating data of the peer company group. We then apply the multiples to our operating data (i.e., revenue and EBITDA) to arrive at a range of indicated values of our Company.

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

Judgments and Uncertainties

Prior to the Reverse Recapitalization, factors used to determine the value of our equity units included:
•the prices at which others have purchased our redeemable convertible preferred units in arm's-length transactions;
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

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies to the consolidated financial statements included under Part II, Item 8 of this Annual Report for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

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

Our cash and cash equivalents primarily consist of cash deposits and marketable securities. We do not enter into investments for trading or speculative purposes. Because our cash equivalents generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of December 31, 2023.

As we do not have any borrowing under our Revolving Credit Facility as of December 31, 2023, we are not currently exposed to the risk related to fluctuations in interest rates to the extent the ABR exceeds the floor.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Vacasa, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vacasa, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, cash flows, and equity (deficit) for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Seattle, Washington
March 1, 2024

Vacasa, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	As of December 31,

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$88,049	$157,810
Restricted cash	137,788	161,850
Accounts receivable, net	14,242	17,204
Prepaid expenses and other current assets	25,766	44,499
Total current assets	265,845	381,363
Property and equipment, net	56,717	65,543
Intangible assets, net	114,464	214,851
Goodwill	171,879	585,205
Other long-term assets	54,643	58,622
Total assets	$663,548	$1,305,584
Liabilities, Temporary Equity, and Equity
Current liabilities:
Accounts payable	$30,353	$35,383
Funds payable to owners	178,670	228,758
Hospitality and sales taxes payable	45,179	52,217
Deferred revenue	105,217	124,969
Future stay credits	584	3,369
Accrued expenses and other current liabilities	62,820	85,833
Total current liabilities	422,823	530,529
Long-term debt, net of current portion	—	125
Other long-term liabilities	33,079	54,987
Total liabilities	$455,902	$585,641
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	76,593	306,943
Equity:
Class A Common Stock, par value $0.00001, 1,000,000,000 shares authorized; 12,730,577 and 11,819,511 shares issued and outstanding as of December 31, 2023 and 2022, respectively.(1)	3	2
Class B Common Stock, par value $0.00001, 472,436,863 shares authorized; 9,340,553 and 9,872,261 shares issued and outstanding as of December 31, 2023 and 2022 respectively.(1)	2	2
Additional paid-in capital	1,372,618	1,355,141
Accumulated deficit	(1,240,850)	(942,147)
Accumulated other comprehensive income (loss)	(720)	2
Total equity	131,053	413,000
Total liabilities, temporary equity, and equity	$663,548	$1,305,584

(1) Common stock shares issued and outstanding have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 13 - Equity for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Vacasa, Inc.
Consolidated Statements of Operations
(in thousands except per share data)

	Year Ended December 31,

	2023	2022	2021
Revenue	$1,117,950	$1,187,950	$889,058
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	519,651	564,373	440,753
Operations and support	245,706	264,068	186,984
Technology and development	60,800	68,344	48,709
Sales and marketing	212,269	247,167	187,904
General and administrative	81,612	107,624	88,835
Depreciation	21,357	21,706	17,110
Amortization of intangible assets	56,890	61,629	44,163
Impairment of long-lived assets	46,000	—	—
Impairment of goodwill	411,000	243,991	—
Total operating costs and expenses	1,655,285	1,578,902	1,014,458
Loss from operations	(537,335)	(390,952)	(125,400)
Interest income	7,021	1,991	36
Interest expense	(2,447)	(2,576)	(31,723)
Other income, net	6,115	60,410	3,280
Loss before income taxes	(526,646)	(331,127)	(153,807)
Income tax expense	(1,586)	(1,022)	(784)
Net loss	$(528,232)	$(332,149)	$(154,591)
Less: Loss attributable to remeasurement of redeemable convertible preferred units	—	—	(426,101)
Net loss including remeasurement of redeemable convertible preferred units	(528,232)	(332,149)	(580,692)
Less: Net loss including remeasurement of redeemable convertible preferred units prior to Reverse Recapitalization	—	—	(555,437)
Less: Net loss attributable to redeemable noncontrolling interests	(229,529)	(154,251)	(12,558)
Net loss attributable to Class A Common Stockholders	$(298,703)	$(177,898)	$(12,697)
Net loss per share of Class A Common Stock(1)(2):
Basic and diluted	$(24.48)	$(15.92)	(1.18)
Weighted-average shares of Class A Common Stock used to compute net loss per share(1)(2):
Basic and diluted	12,202	11,171	10,739

(1) Basic and diluted net loss per share of Class A Common Stock is applicable only for periods subsequent to December 6, 2021, which is the date of the Reverse Recapitalization (as defined in Note 3, Reverse Recapitalization). Basic and diluted loss per share of Class A Common Stock for the year ended December 31, 2021 represents only the period of December 6, 2021 to December 31, 2022. See also Note 15, Net Loss Per Share.

(2) Weighted-average shares outstanding used in the computation of basic and diluted earnings (loss) per share have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 13 - Equity for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Vacasa, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,

	2023	2022	2021
Net loss	$(528,232)	$(332,149)	$(154,591)
Foreign currency translation adjustments	(1,368)	5	(358)
Total comprehensive loss	$(529,600)	$(332,144)	$(154,949)
Less: Comprehensive loss prior to Reverse Recapitalization	—	—	(129,720)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(230,170)	(154,307)	(12,545)
Total comprehensive loss attributable to Class A Common Stockholders	$(299,430)	$(177,837)	$(12,684)

The accompanying notes are an integral part of these consolidated financial statements.

Vacasa, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2023	2022	2021
Cash from operating activities:
Net loss	$(528,232)	$(332,149)	$(154,591)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Credit loss expense	4,979	5,409	4,689
Depreciation	21,357	21,706	17,110
Amortization of intangible assets	56,890	61,629	44,163
Impairment of long-lived assets	46,000	—	—
Impairment of goodwill	411,000	243,991	—
Impairment of right-of-use assets	4,240	—	—
Future stay credit breakage	(1,537)	(15,993)	—
Reduction in the carrying amount of right-of-use assets	10,382	12,589	—
Deferred income taxes	1,017	(2,082)	(55)
Other gains and losses	(984)	2,186	77
Fair value adjustment on derivative liabilities	(4,571)	(56,437)	(2,889)
Non-cash interest expense	215	216	27,496
Equity-based compensation expense	15,542	34,170	26,978
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(2,082)	83,152	35,400
Prepaid expenses and other assets	13,310	(42,660)	(6,178)
Accounts payable	(4,963)	(6,639)	8,288
Funds payable to owners	(50,474)	(34,636)	40,199
Hospitality and sales taxes payable	(7,130)	(3,430)	11,076
Deferred revenue and future stay credits	(21,000)	(17,162)	3,576
Operating lease obligations	(10,706)	(10,722)	—
Accrued expenses and other liabilities	(4,960)	4,955	7,926
Net cash provided by (used in) operating activities	(51,707)	(51,907)	63,265
Cash from investing activities:
Purchases of property and equipment	(5,269)	(8,810)	(5,853)
Cash paid for internally developed software	(7,434)	(9,821)	(5,387)
Cash paid for business combinations, net of cash and restricted cash acquired	(664)	(89,544)	(103,393)
Net cash used in investing activities	(13,367)	(108,175)	(114,633)
Cash from financing activities:
Proceeds from Reverse Recapitalization, net	—	—	302,638
Payments of Reverse Recapitalization costs	—	(459)	(7,937)
Cash paid for business combinations	(23,409)	(37,993)	(13,647)
Payments of long-term debt	(250)	(250)	(125)
Proceeds from exercise of stock options	388	213	—
Proceeds from Employee Stock Purchase Program	1,168	1,492
Proceeds from borrowings on revolving credit facility	2,000	6,000	—
Repayment of borrowings on revolving credit facility	(2,000)	(6,000)	—
Repayment of financed insurance premiums	(5,490)	(307)	—
Other financing activities	(459)	(1,763)	(1,318)
Net cash provided by (used in) financing activities	(28,052)	(39,067)	279,611
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(697)	(327)	(119)
Net increase (decrease) in cash, cash equivalents and restricted cash	(93,823)	(199,476)	228,124
Cash, cash equivalents and restricted cash, beginning of period	319,660	519,136	291,012
Cash, cash equivalents and restricted cash, end of period	$225,837	$319,660	$519,136

Vacasa, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$4,662	$824	$310
Cash paid for interest	2,352	2,435	3,767
Cash paid for operating lease liabilities	12,415	14,825	—

Supplemental disclosures of non-cash activities:
Financed insurance premiums	$4,281	$4,804	$—
Issuance of common units for consideration in a business combination	—	—	573,800
Issuance of common stock in connection with conversion of D-1 Notes (See Note 10, Debt)	—	—	140,393
Lease liabilities exchanged for right-of-use assets	5,133	5,572	—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$88,049	$157,810	$353,842
Restricted cash	137,788	161,850	165,294
Total cash, cash equivalents and restricted cash	$225,837	$319,660	$519,136

The accompanying notes are an integral part of these consolidated financial statements.

Vacasa, Inc.
Consolidated Statements of Equity (Deficit)
(in thousands, except unit data)

	Redeemable Non-controlling Interests	Redeemable Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Units	Amount	Units	Amount	Shares(1)	Amount	Shares(1)	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2020	$—	267,688,054	$771,979	176,824,152	$—	—	$—	—	$—	$—	$(577,091)	$241	$(576,850)
Issuance of common units for consideration in a business combination				161,518,057						573,800			573,800
Equity-based compensation prior to Reverse Recapitalization										6,863			6,863
Exercise of equity-based options				70,208						73			73
Remeasurement of redeemable convertible preferred units			426,101							(908)	(425,193)		(426,101)
Net exercise of common unit warrants				2,020,000									—
Foreign currency translation adjustments prior to Reverse Recapitalization												(384)	(384)
Net loss prior to Reverse Recapitalization											(129,336)		(129,336)
Effects of Reverse Recapitalization, net	508,756	(267,688,054)	(1,198,080)	(340,432,417)		10,739,689	2	10,619,689	2	503,738	562,630	71	1,066,443
Vesting of employee equity units	431							17,909		(431)			(431)
Equity-based compensation subsequent to the Reverse Recapitalization	534									19,581			19,581
Foreign currency translation adjustments subsequent to the Reverse Recapitalization	13											13	13
Net loss subsequent to Reverse Recapitalization	(12,558)										(12,697)		(12,697)
Adjustment of redeemable noncontrolling interest to redemption amount	1,272,920									(1,102,716)	(170,204)		(1,272,920)
Balance as of December 31, 2021	$1,770,096	—	$—	—	$—	10,739,689	$2	10,637,598	$2	$—	$(751,891)	$(59)	$(751,946)

(1) Common stock shares outstanding have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 13 - Equity for additional information.

Vacasa, Inc.
Consolidated Statements of Equity (Deficit)
(in thousands, except unit data)

	Redeemable Non-controlling Interests	Redeemable Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Units	Amount	Units	Amount	Shares(1)	Amount	Shares(1)	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2021	$1,770,096	—	$—	—	$—	10,739,689	$2	10,637,598	$2	$—	$(751,891)	$(59)	$(751,946)
Vesting of employee equity units	2,676							113,980		(2,676)			(2,676)
Vesting of restricted stock units and performance stock units	(1,962)					91,741				1,962			1,962
Exercise of equity-based awards	(1,338)					62,705				(121)			(121)
Purchase of shares under Employee Stock Purchase Plan	(978)					46,059				2,204			2,204
Redemption of OpCo units and retirement of Class B Common Stock	(40,182)					879,317		(879,317)		40,142		40	40,182
Equity-based compensation	5,836									28,334			28,334
Foreign currency translation adjustments	(16)											21	21
Net loss	(154,251)										(177,898)		(177,898)
Adjustment of redeemable noncontrolling interest to redemption amount	(1,272,938)									1,285,296	(12,358)		1,272,938
Balance as of December 31, 2022	$306,943	—	$—	—	$—	11,819,511	$2	9,872,261	$2	$1,355,141	$(942,147)	$2	$413,000

(1) Common stock shares outstanding have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 13 — Equity for additional information.

Vacasa, Inc.
Consolidated Statements of Equity (Deficit) - (Continued)
(in thousands, except unit data)

	Redeemable Non-controlling Interests	Redeemable Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Units	Amount	Units	Amount	Shares(1)	Amount	Shares(1)	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2022	$306,943	—	$—	—	$—	11,819,511	$2	9,872,261	$2	$1,355,141	$(942,147)	$2	$413,000
Vesting of employee equity units	400							26,135		(400)			(400)
Vesting of restricted stock units	(1,808)					159,201				1,805		3	1,808
Exercise of equity-based awards	(531)					48,874				918		2	920
Purchase of shares under the ESPP	(1,169)					145,148				2,540			2,540
Redemption of OpCo units and retirement of Class B Common Stock	(16,405)					557,843	1	(557,843)		16,374		31	16,406
Equity-based compensation	2,114									13,428			13,428
Foreign currency translation adjustments	(610)											(758)	(758)
Net loss	(229,529)										(298,703)		(298,703)
Adjustment of redeemable noncontrolling interest to redemption amount	17,188									(17,188)			(17,188)
Balance as of December 31, 2023	$76,593	—	$—	—	$—	12,730,577	$3	9,340,553	$2	$1,372,618	$(1,240,850)	$(720)	$131,053

(1) Common stock shares outstanding have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 13 — Equity for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 1 — Description of Business

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

Reverse Stock Split

On October 2, 2023, the Company completed a 1-for-20 reverse stock split of the Company's Class A Common Stock, Class B Common Stock, and Class G Common Stock (the "Reverse Stock Split"). All share and share-related information presented in these consolidated financial statements has been retroactively adjusted for all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split. See Note 13, Equity, for additional information.

Note 2 — Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation.

Pursuant to the Reverse Recapitalization, as described in Note 3, Reverse Recapitalization, the Company holds 12,730,577 units of Vacasa Holdings ("OpCo Units"), which represents a 57.7% ownership interest as of December 31, 2023. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through redeemable noncontrolling interests in the consolidated balance sheets and net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of operations. The consolidated financial statements of Vacasa Holdings and its subsidiaries have been determined to be the predecessor for accounting and reporting purposes of the period prior to the Reverse Recapitalization.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, the useful lives of property and equipment and intangible assets, allowance for credit losses, valuation of assets acquired and

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
liabilities assumed in business acquisitions and related contingent consideration, valuation of warrants, valuation of Class G Common Stock, valuation of redeemable convertible preferred units, valuation of equity-based compensation, valuation of goodwill, and valuation of long-lived assets. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

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

The majority of the Company's revenue is earned in the United States. The Company's revenue earned outside of the United States did not exceed 10% of total revenues for the years ended December 31, 2023, 2022, or 2021. Long-lived assets by geographical location is based on the location of the legal entity that owns the asset. As of December 31, 2023, the majority of the Company's long-lived assets were located in the United States.

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

Accounts Receivable, net

Accounts receivable, net primarily represents amounts owed by homeowners for reimbursable expenses incurred by the Company in accordance with the homeowner contract, amounts owed by third-party distribution partners acting as a merchant of record for guest stays that have commenced, amounts owed by community and homeowner associations for services provided, and amounts owed by the prior owners of acquired businesses managed under transition services agreements. The allowance for credit losses is estimated based on historical experience, aging of the receivable, the counterparty’s ability to pay, condition of general economy and industry, and other factors. The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.

As of December 31, 2023 and 2022, the Company’s allowance for credit losses related to accounts receivable was $11.7 million and $11.2 million, respectively. For the years ended December 31, 2023, 2022, and 2021, the Company recognized credit loss expense of $5.0 million, $5.4 million, and $4.7 million, respectively, which were recorded as a component of general and administrative expense in the consolidated statements of operations.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
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

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is recorded as a component of general and administrative expense in the consolidated statements of operations. Gains and losses on disposal of assets were not material for the years ended December 31, 2023, 2022, and 2021.

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group and its eventual disposal when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved and based on assumptions representative of market participants. During the third quarter of 2023, the Company recorded long-lived asset impairment charges of $46.0 million. There were no long-lived asset impairment charges recorded during 2022 and 2021. Refer to Note 7, Intangible Assets, Net and Goodwill, for additional information.

Business Combinations

In accordance with applicable accounting standards, the Company estimates the fair value of assets acquired and liabilities assumed as of the acquisition date of each business combination. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Management makes certain estimates and assumptions when determining the fair values of assets acquired and liabilities assumed, including intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from homeowner contracts, databases, photos and property listings, and trade names, as well as discount rates. At the acquisition date, the Company will also record acquisition related liabilities, if applicable, for any contingent consideration or deferred payments to the seller. Contingent consideration is recorded at fair value on the acquisition date based on the Company’s expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the contingent consideration liabilities is remeasured each reporting period after the acquisition date and any changes in the estimated fair value are reflected as gains or losses in general and administrative expense in the consolidated statement of operations. The contingent consideration liabilities were $8.0 million and $22.3 million as of December 31, 2023 and 2022, respectively. The deferred payments to sellers are recognized on the acquisition date at fair value by calculating the risk adjusted present value of the deferred cash payments to be made to the seller. The deferred payments to seller balances were $8.3 million and $19.0 million as of December 31, 2023 and 2022, respectively. Contingent consideration liabilities and deferred payments to sellers are recorded as a component of accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets based on the expected timing of settlement.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
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

The Company recorded goodwill impairment charges of $411.0 million and $244.0 million during 2023 and 2022, respectively. There were no goodwill impairment charges recorded during 2021. Refer to Note 7, Intangible Assets, Net and Goodwill, for additional information.

Loss Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are both probable and reasonably estimable. These accruals are adjusted as additional information becomes available or circumstances change.

Leases

The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), and all related amendments on January 1, 2022, on a modified retrospective basis. Under Topic 842, the Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option and when doing so is at the Company's sole discretion. The Company has elected the short-term lease exception for all classes of assets, and therefore has not applied the recognition requirements of Topic 842 to leases of 12 months or less. The Company has also elected the practical expedient to not separate lease and non-lease components for all classes of assets.

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

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Subrental income is recognized on a straight-line basis over the lease term and is included as a contra-expense within operations and support and general and administrative in the consolidated statements of operations. Where the Company has entered into a sublease arrangement, the Company will evaluate the lease arrangement for impairment. To the extent an impairment of the right-of-use lease asset is recognized, the Company will recognize lease impairment and subsequently amortize the remaining lease asset on a straight-line basis over the remaining lease term within operations and support and general and administrative expenses in the consolidated statements of operations. The Company recorded right-of-use asset impairment charges of $4.2 million during 2023. There were no right-of-use asset impairment charges recorded during 2022 or 2021. Refer to Note 5, Fair Value Measurements, for additional information.

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

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

The Company had no other material related party transactions.

Revenue from Contracts with Customers

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company operates a vertically integrated vacation rental platform. The Company collects nightly rent on behalf of homeowners and earns the majority of its revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through the Company’s website or app or through its distribution partners. The majority of the Company’s vacation homes under management are located in the United States. The Company considers both the homeowners and guests to be its customers.

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

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
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

Other Services

In addition to providing vacation rental platform services, the Company provides management services to community associations and previously provided real estate buy/sell brokerage services. The purpose of these services is to attract and retain homeowners as customers of the Company’s vacation rental platform.

Under the community association management services, the Company provides common area vacation rental management, community governance, and association accounting services to community and homeowner associations in exchange for a management fee and other incrementally billed services. The services represent an individual performance obligation in which the Company has determined it is primarily responsible. Revenue is recognized over time as services are rendered for the management fee and incrementally billed services are recognized at a point in time.

The Company completed the wind down of its separate real estate buy/sell brokerage services during 2023. Real estate commissions earned by the Company’s real estate brokerage business were recorded as revenue at a point in time which is upon the closing of a real estate transaction (i.e., purchase or sale of a home). The commissions the Company paid to real estate agents was recognized concurrently with associated revenues and presented as cost of revenue in the consolidated statements of operations. The Company will continue to retain real estate brokerage licenses, where required, in order to facilitate its vacation rental management services.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Revenue Disaggregation

A disaggregation of the Company’s revenues by nature of the Company’s performance obligations are as follows (in thousands):

	Year Ended December 31,

	2023	2022	2021
Vacation rental platform	$1,089,817	$1,142,669	$841,973
Other services	28,133	45,281	47,085
Total	$1,117,950	$1,187,950	$889,058

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

Future stay credits typically expire fifteen months from the date of issue. As part of the Company’s response to the COVID-19 pandemic, certain future stay credits issued during the first three quarters of 2020 were extended from their original expiration, and the first of these future stay credits began to expire during the first quarter of 2022. Prior to the first quarter of 2022, the Company did not recognize breakage revenue associated with future stay credits. The Company determined that any estimate of breakage was fully constrained, primarily due to a lack of historical information to make the estimate since no future stay credits had yet reached their expiration date. For the year ended December 31, 2023, the Company recognized breakage revenue of $1.5 million. For the year ended December 31, 2022, the Company recognized breakage revenue of $16.0 million, of which $11.1 million related to expirations that occurred during the first quarter of 2022, and $4.9 million related to actual and expected breakage associated with future stay credits expiring in later periods.

The table below presents the activity of the Company's future stay credit liability balance (in thousands):

	Year Ended December 31,

	2023	2022	2021
Future stay credit liability at beginning of year	$3,369	$30,995	$35,140
Issuances	1,907	9,404	31,376
Acquired in business combinations	—	378	11,032
Redemptions	(3,149)	(21,374)	(46,433)
Breakage recognized in revenue	(1,537)	(15,993)	—
Foreign currency fluctuations	(6)	(41)	(120)
Future stay credit liability at end of year	$584	$3,369	30,995

Costs to Obtain a Contract

The Company capitalizes certain costs it incurs to obtain new homeowner contracts when those costs are expected to be recovered through revenue generated from that contract. Capitalized amounts are amortized on a straight-line basis over the

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
estimated life of the customer through sales and marketing expenses in the consolidated statements of operations. Costs to obtain a contract capitalized as of December 31, 2023 and 2022 were $34.8 million and $26.4 million, respectively, and were recorded as a component of prepaid expenses and other current assets and other long-term assets in the consolidated balance sheets. The amount of amortization recorded for the year ended December 31, 2023, 2022, and 2021 was $8.7 million, $5.5 million, and $4.0 million, respectively.

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

Sales and Marketing

Sales and marketing expenses consist primarily of compensation costs, which includes wages, sales commissions, benefits, payroll taxes, and equity-based compensation, the Company's sales force and marketing personnel, payments to distribution partners for guest reservations, digital and mail-based advertising costs for homeowners, advertising costs for search engine marketing and other digital guest advertising, and brand marketing. The Company expenses advertising and other promotional expenditures as incurred. Advertising expenses were $31.9 million, $34.5 million, and $38.7 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

General and Administrative

General and administrative expenses primarily consist of personnel-related compensation costs, including equity-based compensation, for administrative employees, including finance and accounting, human resources, communications, and legal, as well as general corporate and director and officer insurance. General and administrative costs also include professional services fees, including accounting, legal and consulting expenses, rent expense for corporate facilities and storage, office supplies, and travel and entertainment expenses.

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

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
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

Income Taxes

Vacasa, Inc. is a corporation and is subject to U.S. federal as well as state income tax, including with respect to the income or loss allocated from its investment in Vacasa Holdings LLC. Vacasa Holdings LLC is taxed as a partnership (including the operations of many of its subsidiaries which are limited liability companies) for which the taxable income or loss is allocated to members.

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

Tax Receivable Agreement

In connection with the Reverse Recapitalization, as described in Note 3, Reverse Recapitalization, the Company entered into the Tax Receivable Agreement with certain legacy Vacasa Holdings OpCo unitholders ("Existing VH Holders" or "TRA Parties") that provides for the payment by the Company to such TRA Parties (or their transferees or assignees) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company realizes (determined by using certain assumptions) in periods after the Reverse Recapitalization as a result of (i) certain increases in tax basis that occur as a result of (A) any acquisition of OpCo Units from certain Existing VH Holders in the Reverse Recapitalization, (B) future exercises of the redemption rights under the OpCo LLC Agreement (the "Redemption Rights") by certain holders of OpCo Units to exchange their OpCo Units for shares of Class A Common Stock of the Company or cash at the Company’s election, and (C) payments made under the Tax Receivable Agreement; (ii) any net operating losses or certain other tax attributes that become available to the Company to offset income or gain realized after the Blocker Mergers; (iii) any existing tax basis associated with Reference Assets (e.g., tangible and intangible assets other than cash, cash equivalents, receivables, inventory, deferred revenue, and prepaid amounts) of OpCo or its subsidiaries, the benefit of which is allocable to the Company as a result of the exchanges of OpCo Units for Class A Common Stock of the Company or cash; and (iv) tax benefits related to imputed interest deemed to be paid by the Company as a result of any payments that the Company makes under the Tax Receivable Agreement.

As of December 31, 2023, the Company has concluded, based on applicable accounting standards, that it was not probable that a TRA liability would be incurred. Accordingly, the Company has not recorded a liability related to the tax savings it may realize from utilization of the tax attributes subject to the TRA. If utilization of such tax attributes becomes probable in the future, the

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Company will record a liability related to the TRA, which will be recognized as expense within the consolidated statements of operations.

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

As of December 31, 2023, the Company directly owned approximately 57.7% of the interest in Vacasa Holdings, and the redeemable noncontrolling interest was 42.3%. As a result of the Reverse Recapitalization, as described in Note 3, Reverse Recapitalization, the redeemable noncontrolling interest relates to the economic interests in Vacasa Holdings held by certain Existing VH Holders. These economic interests are held in the form of Vacasa Holdings OpCo Units and an equivalent number of shares of the Company's Class B Common Stock that can be redeemed at the Company's election for shares of Class A Common Stock or cash in an amount equal to the fair market value of Class A Common Stock. Due to the cash redemption and the Existing VH Holders controlling the Board of Directors of the Company, the Company has accounted for the redeemable noncontrolling interest as temporary equity.

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

Accounting Pronouncements Adopted in Fiscal 2023

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, requiring enhanced disclosures related to supplier financing programs. The ASU requires disclosure of the key terms of the program and a rollforward of the related obligation during the annual period, including the amount of obligations confirmed and obligations subsequently paid. The new disclosure requirements became effective for the Company on January 1, 2023, except for the rollforward requirement, which will be effective for the Company beginning on January 1, 2024. The adoption did not have a material impact on the Company's financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that modifies the disclosure and presentation requirements of reportable segments. The new guidance requires the disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under the new guidance, public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). The new guidance is effective for public business entities for annual periods beginning after December 15, 2024. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statement disclosures.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 3 — Reverse Recapitalization

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

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
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

•Public stockholders of the Company including certain Existing VH Holders (i) own 214,793,795 shares of Class A Common Stock, which represents 50.3% of the combined voting power of the Company and 100% of the economic interest in the Company and (ii) through the Company's ownership of 214,793,795 OpCo Units, indirectly holds 50.3% of the economic interest in Vacasa Holdings. The Company is the sole manager of Vacasa Holdings; and

•Financial results of Vacasa Holdings and its wholly owned subsidiaries are consolidated with and into the Company following the Reverse Recapitalization transaction on December 6, 2021, and 49.7% of the consolidated net earnings

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
(loss) of Vacasa Holdings are allocated to redeemable noncontrolling interests to reflect the entitlement or absorption of the Existing VH Holders, who retained their interest in Vacasa Holdings, to a portion of the consolidated net income (loss).

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

Transaction Costs

In connection with the Reverse Recapitalization, in addition to the transaction costs paid directly from proceeds of $41.4 million, Vacasa Holdings incurred transaction costs of $0.7 million that were reported as general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2021, and $8.4 million that were reported as a reduction of Additional paid-in capital on the consolidated balance sheet at December 31, 2021. Reverse Recapitalization costs incurred but unpaid as of December 31, 2021 were not material.

Note 4 — Acquisitions

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

Fiscal 2023

During the year ended December 31, 2023, the Company completed one portfolio acquisition with total consideration of $0.3 million.

During the year ended December 31, 2023, the Company recorded measurement period adjustments related to certain portfolio acquisitions that occurred in prior periods. The impact of the measurement period adjustments resulted in a decrease in goodwill of $2.5 million and an increase in intangible assets of $2.4 million. The remaining changes in acquired assets and assumed liabilities were not material.

Fiscal 2022

During the year ended December 31, 2022, the Company completed 32 separate portfolio transactions, accounted for as business combinations. Total consideration for these portfolio transactions was $104.5 million, comprised of $87.4 million cash paid, net of cash and restricted cash acquired, $12.5 million of contingent consideration, and $4.6 million of deferred payments to sellers. The fair value of the contingent consideration was estimated utilizing an income approach and was based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the deferred payments to sellers recognized on the transaction date was estimated by calculating the risk adjusted present value of the deferred cash payments. The fair values of the assets acquired and liabilities assumed were based on the Company's estimates and assumptions using various market, income, and cost valuation approaches. Of the total consideration for these portfolio transactions, $69.4 million was attributable to goodwill, $59.0 million was attributable to intangible assets, $55.3 million was attributable to receivables, $74.0 million was attributable to liabilities for advanced deposits received from guests (consisting of funds payable to owners, hospitality and sales taxes payable, deferred revenues, and future stay credits), $6.9 million was attributable to accounts payable, and the remaining amount was attributable to other acquired assets and assumed liabilities which were not material. The intangible assets primarily consist of homeowner contracts intangible assets amortized over five years. Pro forma and historical post-closing results of operations for these transactions were not material to the Company’s consolidated statements of operations. Transaction costs associated with business combinations completed during the year ended December 31, 2022 were not material and were expensed as incurred.

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

Fiscal 2021

On April 1, 2021, the Company completed its strategic acquisition of the operations of TurnKey, a provider of vacation rental management and marketing services for residential real estate owners in the U.S. The acquisition of the operations of TurnKey expands the Company's footprint of vacation properties under management in current and adjacent markets. In accordance with the contribution agreement, the Company acquired all of the issued and outstanding equity interests of Turnkey Vacation Rentals LLC, which comprised of all the historical operations of Turnkey. The equity interests were acquired for total purchase consideration of $618.8 million which was comprised of the following (in thousands):

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

Year Ended December 31,

2021
Revenue	$920,620
Net loss	(149,622)

The unaudited pro forma supplemental amounts have been calculated to reflect additional depreciation and amortization expense that would have been charged assuming the fair value adjustments to the acquired assets and assumed liabilities had been applied from the beginning of fiscal 2020, with the related tax effects.

Other Transactions

In addition to the TurnKey acquisition in fiscal 2021, the Company completed 29 separate portfolio transactions, accounted for as business combinations, for total consideration of $175.7 million, comprised of $107.8 million cash paid, net of cash and restricted cash acquired, $42.2 million of contingent consideration, and $25.7 million of deferred payments to sellers. The fair value of the contingent consideration was estimated utilizing an income approach and was based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the deferred payments to seller recognized on the transaction date was estimated by calculating the risk adjusted present value of the deferred cash payments. The fair values of the assets acquired and liabilities assumed were based on the Company's estimates and assumptions using various market, income, and cost valuation approaches. Of the total consideration for these transactions, $123.5 million was attributable to goodwill, $75.7 million was attributable to intangible assets, net, $75.0 million was attributable to accounts receivable, net, $103.2 million was attributable to liabilities for advanced deposits received from guests (consisting of funds payable to owners, hospitality and sales taxes payable, deferred revenues, and future stay credits) and the remaining amount was attributable to other acquired assets and assumed liabilities which were not material. The intangible assets primarily consist of homeowner contracts intangible assets amortized over four to five years. Pro forma and historical post-closing results of operations for these transactions were not material to the Company’s consolidated statements of operations. Transaction costs associated with these other business combinations completed as of December 31, 2021 were not material and were expensed as incurred.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 5 — Fair Value Measurements

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$8,043	$8,043
Class G Common Stock (Note 13)	—	—	506	506

	As of December 31, 2022

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$22,317	$22,317
Class G Common Stock (Note 13)	—	—	5,077	5,077

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

Contingent Consideration

The contingent consideration obligations are recorded in accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheets. The fair value of the contingent consideration is estimated utilizing an income approach and based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets at the acquisition date. The Company assesses the fair value of these obligations at each reporting date thereafter with any changes reflected as gains and losses in general and administrative expenses in the consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the years ended December 31, 2023, 2022, and 2021, respectively.

Class G Common Stock

The contingent earnout share consideration represented by the Company's Class G Common Stock is recorded in other long-term liabilities on the consolidated balance sheets. The fair value of the Class G Common Stock is estimated on a recurring basis using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the remaining term of the shares. Pursuant to the Amended and Restated Certificate of Incorporation, the Class G Common Stock is automatically converted to Class A shares at certain conversion ratios upon the occurrence of their respective triggering events. Inputs used to determine the estimated fair value of the Class G Common Stock include the remaining contractual term of the shares, the risk-free rate, the volatility of comparable companies over the remaining term, and the price of the Company's Class A Common Stock. The Company assesses the fair value of the Class G Common Stock at each reporting date with any changes reflected within other income, net in the consolidated statements of operations. See Note 13, Equity for further information.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the changes in the Company's Class G Common Stock measured and recorded at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Year Ended December 31,

	2023	2022	2021
Balance, beginning of period	$5,077	$61,514	$—
Recognition of Class G Common Stock(1)	—	—	75,860
Change in fair value of Class G Common Stock included in earnings	(4,571)	(56,437)	(14,346)
Balance, end of period	$506	$5,077	$61,514

(1) The Class G Common Stock was initially recorded on December 6, 2021 in connection with the Reverse Recapitalization described in Note 3, Reverse Recapitalization.

Warrant Derivative Liabilities

Prior to the Reverse Recapitalization, the Company had certain common unit and Series A preferred unit warrants that were measured at fair value upon issuance and each reporting period thereafter. For the year ended December 31, 2021, other expense recognized in the consolidated statements of operations associated with the change in fair value of these warrants was $11.5 million. Immediately prior to the Reverse Recapitalization, all remaining warrants were exercised and were no longer outstanding subsequent to December 6, 2021.

Impairment of Long-lived Assets

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

Impairment of Right-of-Use Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the three months ended March 31, 2023, the Company took substantive action to negotiate certain sublease agreements for portions of the Company's leased corporate office space in Portland, Oregon and Boise, Idaho. Based on these sublease negotiations, the Company determined that the respective right-of-use assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair value of the asset groups based on their discounted cash flows. The carrying values of the asset groups exceeded their estimated fair values and, as a result, the Company recorded right-of-use asset impairments of $4.2 million. The impairment charges are recorded in general and administrative expenses in the consolidated statements of operations. During the three months ended June 30, 2023, the Company executed the sublease agreements for portions of the Company's leased corporate office space in Portland, Oregon. During the three months ended September 30, 2023, the Company executed the sublease agreement for a portion of the Company's leased corporate office space in Boise, Idaho. There were no material changes to the final sublease agreements and, therefore, no incremental impairment charges were recorded.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 6 — Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		As of December 31,

	Useful Lives (Years)	2023	2022
Land	Indefinite	$13,394	$13,394
Buildings and building improvements	12 - 35	12,474	12,471
Leasehold improvements	Shorter of estimated useful life or lease term	6,526	6,528
Computer equipment	3	13,873	13,510
Furniture, fixtures, and other	2 - 10	26,340	22,096
Vehicles	2 - 8	8,276	7,975
Internal-use software	4	60,162	53,024
Total		141,045	128,998
Less: Accumulated depreciation		(84,328)	(63,455)
Property and equipment, net		$56,717	$65,543

Note 7 — Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life Remaining (Years)	As of December 31, 2023

		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Homeowner contracts	5	$314,221	$(153,819)	$(46,000)	$114,402
Databases, photos, and property listings	0	26,526	(26,519)	—	7
Trade names	1	9,597	(9,570)	—	27
Other(1)	5	2,903	(2,875)	—	28
Total intangible assets		$353,247	$(192,783)	$(46,000)	$114,464

	Weighted Average Useful Life Remaining (Years)	As of December 31, 2022

		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Homeowner contracts	4	$311,456	$(101,142)	$—	$210,314
Databases, photos, and property listings	1	27,450	(23,661)	—	3,789
Trade names	1	9,942	(9,316)	—	626
Other(1)	2	2,903	(2,781)	—	122
Total intangible assets		$351,751	$(136,900)	$—	$214,851

(1) Other intangible assets consist primarily of non-compete agreements, websites, and domain names.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements

The Company's estimated future amortization of intangible assets as of December 31, 2023 is expected to be as follows (in thousands):

Year Ending December 31:	Amount
2024	$37,983
2025	36,204
2026	21,393
2027	6,660
2028	3,350
Thereafter	8,874
Total	$114,464

The following table summarizes the changes in the Company's goodwill balance (in thousands):

	Year Ended December 31,

	2023	2022
Balance at beginning of period	$585,205	$754,506
Acquisitions	179	69,362
Measurement period adjustments	(2,539)	5,738
Impairment of goodwill	(411,000)	(243,991)
Foreign exchange translation and other	34	(410)
Balance at end of period(1)	$171,879	$585,205

(1) The goodwill balance as of December 31, 2022 is net of accumulated impairment losses of $244.0 million that were recorded to the Company's single reporting unit during the fourth quarter of fiscal 2022. The goodwill balance as of December 31, 2023 is net of accumulated impairment losses of $655.1 million that were recorded to the Company's single reporting unit during the fourth quarter of fiscal 2022 and the third quarter of fiscal 2023.

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group and its eventual disposal (the "recoverability test") when there is a triggering event. The Company determined its long-lived assets represent one asset group for purposes of long-lived asset impairment. Based on the results of the recoverability test, the Company concluded the carrying value of the single asset group was not recoverable. To allocate and recognize the impairment charge, the Company determined the individual fair value of the long-lived assets.

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

Note 8 — Leases

The Company's material operating leases consist of certain corporate and field office facilities with remaining lease terms ranging from one to six years. Some of the Company's operating leases contain renewal options with varying terms and conditions. The lease term includes renewal options only when it is reasonably certain that the Company will exercise that option. As of December 31, 2023, finance lease contracts were not material.

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

The components of lease cost for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,

	2023	2022
Operating lease cost	$13,420	$15,394
Variable lease cost	2,602	1,264
Short-term lease cost	6,618	7,744
Total lease cost	$22,640	$24,402

Of the total lease cost recorded for the year ended December 31, 2023, $3.4 million was recorded in cost of revenue, $14.3 million was recorded in operations and support, and $4.9 million was recorded in general and administrative expense in the consolidated statements of operations.

Of the total lease cost recorded for the year ended December 31, 2022, $4.6 million was recorded in cost of revenue, $13.7 million was recorded in operations and support, and $6.1 million was recorded in general and administrative expense in the consolidated statements of operations.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Amounts recognized in the consolidated balance sheets related to operating leases as of December 31, 2023 and 2022 were as follows (in thousands):

	As of December 31,

	2023	2022
Assets
Other long-term assets	$20,086	$29,332

Liabilities
Accrued expenses and other current liabilities	$8,670	$9,490
Other long-term liabilities	17,196	21,706
Total lease liabilities	$25,866	$31,196

Maturities of operating lease liabilities as of December 31, 2023 were as follows (in thousands):

As of December 31,

2023
2024	$10,061
2025	7,159
2026	4,710
2027	2,991
2028	2,840
Thereafter	1,436
Total lease payments	29,197
Less: Interest	(3,331)
Total lease liabilities	$25,866

Other information related to operating leases as of December 31, 2023 and 2022 were as follows:

	As of December 31,

	2023	2022
Weighted-average remaining lease term (in years)	3.9	4.4
Weighted-average discount rate	6.7%	5.7%

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 9 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,

	2023	2022
Employee-related accruals	$23,834	$25,110
Homeowner reserves	9,198	9,837
Current portion of acquisition liabilities(1)	11,641	25,056
Current portion of operating lease liabilities	8,670	9,490
Other	9,477	16,340
Total accrued expenses and other current liabilities	$62,820	$85,833

(1) The current portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due within one year.

Note 10 — Debt

The Company's debt obligations consisted of the following (in thousands):

	As of December 31,

	2023	2022
Insurance premium financing	$3,300	$4,498
Other long-term debt	—	375
Total debt	3,300	4,873
Less: current maturities(1)	$(3,300)	(4,748)
Long-term portion	$—	$125

(1) Current maturities of debt are recorded within accrued expenses and other current liabilities on the consolidated balance sheets.

Insurance Premium Financing

The Company has entered into short-term agreements to finance certain insurance premiums. The outstanding balance of $3.3 million as of December 31, 2023 is repayable in monthly installments of principal and interest through September 2024, at a weighted-average annual percentage rate of 8.99%.

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

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
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

The obligations of the Borrower and the certain guarantor subsidiaries ("Guarantors") are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors. As of December 31, 2023 and December 31, 2022, there were no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2023, there were letters of credit of $23.4 million issued under the Revolving Credit Facility, and $81.6 million was available for borrowings. As of December 31, 2023, the Company was in compliance with all covenants under the Credit Agreement.

Senior Secured Convertible Notes

On May 21, 2020, the Company issued $108.1 million in aggregate principal amount of senior secured convertible notes ("D-1 Convertible Notes") pursuant to the Note Purchase Agreement ("Purchase Agreement"), dated May 21, 2020. The total net proceeds from the D-1 Convertible Notes offering, after deducting debt issuance costs paid by the Company, was $105.9 million. The proceeds of the D-1 Convertible Notes were used to enhance the Company's liquidity position and for general corporate purposes. The notes were to mature on June 20, 2023, but were converted into approximately 140,392,925 Series D-1 preferred units of Vacasa Holdings immediately prior to the consummation of the Reverse Recapitalization on December 6, 2021 (see Note 3, Reverse Recapitalization). In connection with the conversion, the Company recorded incremental interest expense of $19.6 million in the consolidated statement of operations during the year ended December 31, 2021.

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

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements

Note 11 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of December 31,

	2023	2022
Class G Common Stock (Note 13)	$506	$5,077
Long-term portion of acquisition liabilities(1)	4,682	16,226
Long-term portion of operating lease liabilities	17,196	21,706
Other	10,695	11,978
Total other long-term liabilities	$33,079	$54,987

(1) The long-term portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due after one year.

Note 12 — Income Taxes

For financial reporting purposes, the domestic and foreign components of losses before income taxes were as follows (in thousands):

	Year Ended December 31,

	2023	2022	2021
United States	$(509,088)	$(326,328)	$(145,346)
Foreign	(17,558)	(4,799)	(8,461)
Total	$(526,646)	$(331,127)	$(153,807)

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,

	2023	2022	2021
Current:
Federal U.S.	$—	$1,509	$(14)
State and local	476	1,122	889
Foreign	93	473	(36)
Total current provision for income taxes	569	3,104	839
Deferred and other:
Federal U.S.	763	(763)	—
State and local	254	(254)	—
Foreign	—	(1,065)	(55)
Total deferred expense (benefit) for income taxes	1,017	(2,082)	(55)
Total income tax expense (benefit)	$1,586	$1,022	$784

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Effective Income Tax Rate

The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Year Ended December 31,

	2023	2022	2021
Income tax expense (benefit) at federal statutory rate	21%	21%	21%
Increase (decrease) in tax rate resulting from:
Effect of flow-through entity	—%	—%	(17)%
Noncontrolling Interest	(9)%	(9)%	(2)%
Fair Value Adjustment for Class G Common Stock	—%	—%	2%
Valuation Allowance	(12)%	(12)%	(2)%
Other	—%	—%	(2)%
Income tax expense (benefit)	—%	—%	—%

Our effective tax rates for the years ended December 31, 2023, and 2022 differ from the U.S. federal statutory rate of 21%, primarily due to the effect of the taxable income or loss that is allocated to the non-controlling interest and the Company's valuation allowance.

Our effective tax rate for the year ended December 31, 2021 differs from the U.S. federal statutory rate of 21%, primarily due to the effect of a flow-through entity for which the taxable income or loss is allocated to the members.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Deferred Tax Assets and Liabilities

Deferred income tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,

	2023	2022
Deferred Tax Assets ("DTA"):
Net operating loss and tax credit carryforwards	$55,923	$55,179
Reserves and accruals not currently deductible for tax purposes	46	42
Goodwill and other intangibles - DTA	—	—
ASC 718 Adjustment	7,121	6,817
Property, plant, and equipment	90	121
Investment in Vacasa Holdings, LLC	83,453	20,672
Investment in Subsidiaries	95	140
Intangibles	6,729	3,004
Other - DTA	4,414	1,703
Gross deferred tax assets	157,871	87,678
Less: valuation allowance	(157,610)	(86,451)
Total deferred tax assets	$261	$1,227
Deferred Tax Liabilities ("DTL"):
Accrued Expenses	(67)	—
Property, plant and equipment	—	(14)
Goodwill and other intangibles - DTL	—	—
Other - DTL	(194)	(197)
Total deferred tax liabilities	$(261)	$(211)
Net deferred tax asset (liability)(1)	$—	$1,016

(1) Net deferred tax assets are recorded within other long-term assets on the consolidated balance sheets. Net deferred tax liabilities are recorded primarily within other long-term liabilities on the consolidated balance sheets.

For the year ended December 31, 2023, the change in valuation allowance was $71.2 million. For the year ended December 31, 2022, the change in valuation allowance was $48.1 million.

In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. In assessing the ultimate realizability of its deferred tax assets, the Company considers all available evidence, including cumulative historical and forecasted losses. The Company has had significant cumulative book and tax losses and is currently generating losses, and as such, does not believe it is more likely than not that its U.S. and foreign deferred tax assets will be realized. Accordingly, a full valuation allowance has been established in the U.S. and foreign jurisdictions, and no deferred tax assets and related tax benefit have been recognized in the financial statements.

As of December 31, 2023 and 2022, the Company did not have any unrecognized tax benefits. The Company did not recognize interest or penalties associated with unrecognized tax benefits during any of the periods presented.

Operating Loss and Tax Credit Carryforwards

The Company has federal tax net operating loss ("NOL") carryforwards related to its domestic operations of approximately $218.6 million as of December 31, 2023, of which $9.8 million will begin to expire in 2035, and the remaining of which have an indefinite carryforward.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2023, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2020.

Note 13 — Equity

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

Reverse Stock Split

On October 2, 2023, we completed a 1-for-20 Reverse Stock Split of the Company's outstanding Class A Common Stock, Class B Common Stock, and Class G Common Stock. The Reverse Stock Split had no effect on the number of authorized shares of any class of common stock. Par value remained $0.00001 per share. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. All share and share-related information presented in these consolidated financial statements has been retroactively adjusted for all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split.

Preferred Stock

The Company has been authorized to issue 30,000,000 shares of preferred stock with a par value of $0.00001 per share. Voting and other rights and preferences may be determined from time to time by the Company's Board of Directors. As of December 31, 2023, there were no shares of preferred stock issued and outstanding.

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.00001 per share. As of December 31, 2023, there were 12,730,577 shares of Class A Common Stock outstanding. The holders of the Company's Class A Common Stock are entitled to receive dividends when, as and if declared by the Company's Board out of legally available funds.

Class B Common Stock

The Company is authorized to issue 472,436,863 shares of Class B Common Stock, par value $0.00001 per share, which shares were issued to Existing VH Holders that continued to hold their investment in OpCo Units of Vacasa Holdings in connection with the Reverse Recapitalization, as described in Note 3, Reverse Recapitalization. The holders of the Class B Common Stock hold an equal number of OpCo Units in Vacasa Holdings. From time to time, the Class B Common Stock and OpCo Units held by the Existing VH Holders may be exchanged for one share of Class A Common Stock of the Company or cash (based on the market price for a share of Class A Common Stock) at the election of the Company's Board. As of December 31, 2023, there were 9,340,553 shares of Class B Common Stock outstanding.

Class G Common Stock

The Company is authorized to issue 30,000,000 shares of Class G Common Stock, par value $0.00001 per share. The holders of the Company's Class G Common Stock will not be entitled to vote (except as required by applicable law). As of December 31, 2023, there were 316,666 shares of Class G Common Stock outstanding.

Pursuant to the Certificate of Incorporation, the shares of the Company's Class G Common Stock issued will be automatically converted into shares of the Company's Class A Common Stock to the extent certain triggering events occur prior to the 10th anniversary of the Reverse Recapitalization, including specified strategic transactions and other triggering events based on the shares of the Class A Common Stock closing trading price equaling or exceeding certain price thresholds for any 20 days within a 30 trading-day period. The first price threshold is $250.00 per share, the second price threshold is $300.00 per share, and the third price threshold is $350.00 per share (in each case, as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like). Upon the occurrence of the first price threshold, second price threshold, and third price threshold, the number of shares of the Company's Class A Common Stock that will be issued upon the conversion of the applicable shares of the Company's Class G Common Stock will equal 120,983, 136,105, and 154,253, respectively. Any shares of Class G Common Stock that remain outstanding on the tenth anniversary of the closing date of the Reverse

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Recapitalization will be automatically transferred to the Company for no consideration and will be retired and cancelled in accordance with the Certificate of Incorporation.

The Company's Class G Common Stock is not indexed to the common stock of the Company and, therefore, is accounted for as liability classified instruments in accordance with ASC 815-40, as the events that determine the number of shares of Class G Common Stock required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of the Company's Class A Common Stock. The Class G Common Stock was measured at the Reverse Recapitalization date, and subsequently will be measured at each reporting date until settled, or it meets the criteria for equity classification. Changes in the fair value are recorded as a component of other income, net in the consolidated statements of operations. See Note 5, Fair Value Measurements for further information.

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

Redeemable Noncontrolling Interest

The redeemable noncontrolling interest relates to the economic interest of Vacasa Holdings OpCo Units not owned by the Company. As of December 31, 2023, the Company directly owned approximately 57.7% of the interest in Vacasa Holdings and the redeemable noncontrolling interest was 42.3%. The Existing VH Holders that hold the OpCo Units of Vacasa Holdings own an equal number of shares of Class B Common Stock. Due to the cash redemption and the Existing VH Holders controlling the Board of Directors of the Company, the Company has accounted for the redeemable noncontrolling interest as temporary equity.

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

For the year ended December 31, 2020 and through the year-to-date period ended April 1, 2021, Vacasa Holdings redeemable convertible preferred units were probable of becoming redeemable in the future and were recorded at their maximum redemption amount, which was the greater of the original preferred unit issue price plus an amount equal to the preferred unpaid return or the then current fair value, at each balance sheet date. The Company recorded losses of $426.1 million to remeasure its Redeemable Convertible Preferred Units to their maximum redemption values during the year ended December 31, 2021.

Note 14 — Equity-Based Compensation

In connection with the Reverse Recapitalization, the Company adopted the Vacasa Inc. 2021 Incentive Award Plan (the "2021 Plan") and the Vacasa, Inc. 2021 Non-Qualified Employee Stock Purchase Plan (the "ESPP").

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

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
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

As of December 31, 2023, there were 418,256 shares of the Company's Class A Common Stock reserved for future grants under the 2021 Plan. The number of shares reserved for issuance is subject to an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (a) 3% of the shares of our Class A Common Stock outstanding on the last day of the immediately preceding fiscal year, (b) an amount of additional shares such that the total number of shares available for issuance under the 2021 Plan on such first day of the year, after giving effect to the additional shares, equals 5% of the shares of our Class A Common Stock outstanding on the last day of the immediately preceding fiscal year and (c) such smaller number of shares of our Class A Common Stock as determined by our Board; provided, however, that no more than 25,000,000 shares of our Class A Common Stock may be issued upon the exercise of ISOs. Pursuant to the annual increase provision, an additional 662,134 shares of our Class A Common Stock became reserved for issuance effective January 1, 2024.

ESPP

In connection with the Reverse Recapitalization, the Company adopted the ESPP. The ESPP authorizes the issuance of shares of Class A Common Stock pursuant to purchase rights granted to employees.

As of December 31, 2023, there were 258,858 shares of our Class A Common Stock reserved for future sale to employees under the ESPP. The number of shares reserved for issuance is subject to an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (a) 1% of the shares of our Class A Common Stock outstanding on the last day of the immediately preceding fiscal year, (b) an amount of additional shares such that the total number of shares available for issuance under the ESPP on such first day of the year, after giving effect to the additional shares, equals 2% of the shares of our Class A Common Stock outstanding on the last day of the immediately preceding fiscal year, and (c) such number of shares of our Class A Common Stock as determined by our Board. The shares reserved for issuance under the ESPP may be authorized but unissued shares or reacquired shares. Pursuant to the annual increase provision, an additional 220,711 shares of our Class A Common Stock became reserved for issuance effective January 1, 2024.

SARs and Options

Prior to the Reverse Recapitalization, Vacasa Holdings granted unit appreciation rights ("UARs") to employees, consultants, and board members under the UAR plan. Following the effectiveness of the 2021 Plan at the date of the Reverse Recapitalization, the Company ceased granting UAR awards. In connection with the Reverse Recapitalization, UARs were converted into Company SAR Awards, which entitle the holder to receive a number of shares of the Company's Class A Common Stock, cash or other assets equal to the appreciation in value between the grant date and the exercise date.

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

Prior to the Reverse Recapitalization, Vacasa Holdings recognized equity-based compensation for option awards granted and outstanding under the TurnKey Vacations, Inc., 2014 Equity Incentive Plan, as a result of the TurnKey Acquisition. As a result of the Reverse Recapitalization, stock options outstanding under such plan were converted into 277,663 of Class A stock options of the Company based on the Exchange Ratio determined in accordance with the terms of the Reverse Recapitalization. The exchange of such stock options for stock options of the Company's Class A Common Stock was treated as a modification of the

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
awards. The modification of the stock options did not result in any incremental compensation expense to be recognized at the closing of the Reverse Recapitalization.

Equity-based Award Activities

Restricted Stock Units

A summary of the RSU activity during the periods indicated was as follows :

Activity Type	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	399	109.80
Vested	(71)	133.60
Forfeited	(59)	128.20
Outstanding as of December 31, 2022	269	99.20
Granted	825	19.14
Vested	(161)	75.30
Forfeited	(100)	60.33
Outstanding as of December 31, 2023	833	27.58

As of December 31, 2023, there was unrecognized compensation expense of $20.1 million related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.4 years.

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

A summary of the PSU activity during the periods indicated was as follows :

	Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	179	54.40
Vested	(20)	46.60
Forfeited	(54)	50.60
Outstanding as of December 31, 2022	105	58.00
Granted	150	9.68
Forfeited	(5)	75.82
Outstanding as of December 31, 2023	250	29.40

As of December 31, 2023, there was unrecognized compensation expense of $4.1 million related to unvested PSUs, which is expected to be recognized over a weighted-average period of 1.9 years.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Stock Appreciation Rights

A summary of the SARs activity during the periods indicated was as follows:

	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2021	250	$59.00
Exercised	(137)	53.60
Forfeited	(26)	81.20
Outstanding as of December 31, 2022	87	61.20
Forfeited	(42)	60.91
Outstanding as of December 31, 2023	45	61.54

As of December 31, 2023, there was $0.1 million of unrecognized compensation expense for the Company's SARs that will be recognized over a weighted-average remaining recognition period of 0.6 years. As of December 31, 2023, the Company's outstanding SARs had a weighted-average remaining contractual life of 5.5 years and no intrinsic value.

Stock Options

A summary of the stock options activity during the periods indicated was as follows:

Activity Type	Stock Options (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2021	273	$18.20
Exercised	(23)	9.00
Forfeited	(16)	32.00
Outstanding as of December 31, 2022	234	18.40
Exercised	(49)	9.18
Forfeited	(29)	33.49
Outstanding as of December 31, 2023	156	20.76

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2023 was $0.4 million. As of December 31, 2023, there was $0.1 million of unrecognized compensation expense for the Company's stock options that will be recognized over a weighted-average remaining recognition period of 0.9 years. As of December 31, 2023, the Company's outstanding stock options had a weighted-average remaining contractual life of 4.7 years and an intrinsic value of $0.1 million.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Employee Equity Units

A summary of the Vacasa Employee Holdings LLC employee equity units activity during the periods indicated was as follows:

	Employee Equity Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding as of December 31, 2021	247	$86.80
Vested	(114)	81.00
Forfeited	(32)	29.60
Unvested outstanding as of December 31, 2022	101	112.00
Vested	(26)	98.31
Forfeited	(70)	122.95
Unvested outstanding as of December 31, 2023	5	29.63

As of December 31, 2023, there was $0.1 million of unrecognized compensation expense related to unvested employee equity units, which is expected to be recognized over a weighted-average period of 0.7 years.

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

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 2023, there were 145,148 shares of Class A Common Stock purchased under the ESPP at a weighted-average price of $9.47 per share.

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense for the periods presented in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,

	2023	2022	2021
Cost of revenue	$105	$1,025	$113
Operations and support	1,458	5,931	2,574
Technology and development	2,203	5,733	3,032
Sales and marketing	2,435	5,554	8,270
General and administrative	9,341	15,927	12,989
Total equity-based compensation expense	$15,542	$34,170	$26,978

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

Note 15 — Net Loss Per Share

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

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
The following is a reconciliation of basic and diluted loss per share of Class A Common Stock for the years ended December 31, 2023 and December 31, 2022, and for the period December 6, 2021 through December 31, 2021 (in thousands, except per share data):

	Year Ended December 31,		December 6 - December 31,

	2023	2022	2021
Net loss attributable to Class A Common Stockholders for basic and diluted net loss per share	$(298,703)	$(177,898)	$(12,697)
Weighted-average shares for basic and diluted loss per share(1)(2)	12,202	11,171	10,739
Basic and Diluted loss per share of Class A Common Stock(1)(2)	$(24.48)	$(15.92)	$(1.18)

(1) Basic and diluted weighted-average shares outstanding include restricted stock units that have vested but have not yet settled into shares of Class A Common Stock.

(2) Weighted-average shares outstanding and equity awards used in the computation of basic and diluted loss per share for prior years have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 13 - Equity for additional information.

Shares of the Company's Class B Common Stock and Class G Common Stock do not participate in earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B Common Stock and Class G Common Stock under the two-class method has not been presented.

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share of Class A Common Stock either because their impact would have been antidilutive for the periods presented or because they were contingently issuable upon the satisfaction of certain market conditions (in thousands)(1):

	Year Ended December 31,		December 6- December 31

	2023	2022	2021
OpCo units(2)	9,341	9,872	10,638
Restricted stock units	833	269	—
Performance stock units(3)	250	105	—
Stock appreciation rights	45	87	250
Stock options	156	234	273
Employee equity units	5	101	247
Employee stock purchase plan	200	174	—
Class G Common Stock	411	411	411
Common shares excluded from calculation of diluted net loss per share	11,241	11,253	11,819

(1) The share amounts for prior years have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 13 - Equity for additional information.

(2) These securities are neither dilutive nor anti-dilutive for the period presented as their assumed redemption for shares of Class A Common Stock would cause a proportionate increase to net income (loss) attributable to Class A Common Stockholders, diluted.

(3) PSUs are contingently issuable upon the satisfaction of certain market conditions. As of December 31, 2023, none of the requisite market conditions have been met, and therefore all such contingently issuable shares have been excluded from the calculation of diluted net income (loss) per share of Class A Common Stock.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 16 — Commitments and Contingencies

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

As of December 31, 2023 and December 31, 2022, the Company had an obligation to remit Hospitality and Sales Taxes collected from guests in these jurisdictions totaling $14.7 million and $17.9 million, respectively. These payables are recorded in hospitality and sales taxes payable on the consolidated balance sheets.

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

The Company has estimated liabilities in certain jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company has additional liabilities, and the related amounts can be reasonably estimated. These contingent liabilities primarily arise from the Company's transactions with its homeowners, guests, and service contracts and relate to the applicability of transactional taxes (such as sales, value-added, and similar taxes) to services provided. As of December 31, 2023 and December 31, 2022, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $10.7 million and $11.8 million, respectively. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes of such matters may result in obligations that exceed the estimated liabilities recorded.

The Company has estimated other contingent non-income tax related liabilities related to domestic and foreign taxing authorities. The subject matter of these contingent liabilities arises from transactions with homeowners and the related information reporting requirements and potential back-up withholding on certain homeowner payments. As of December 31, 2023 and December 31, 2022, accrued obligations related to the information reporting requirements, including estimated penalties and interest, totaled $1.9 million and $1.2 million, respectively. With respect to potential back-up withholding on certain homeowner payments, any estimated liability is inherently subjective due to the complexity and uncertainty of this matter; therefore, any reasonably possible loss or range of loss cannot be estimated.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Refer to Note 12, Income Taxes, for further discussion on other income tax matters.

Litigation

The Company has been and is currently involved in litigation and legal proceedings and subject to legal claims in the ordinary course of business. These include legal claims asserting, among other things, commercial, competition, tax, employment, discrimination, wage-and-hour, consumer, personal injury, negligence, and property rights.

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

Indemnification

As a matter of ordinary course, the Company agrees to indemnification clauses in commercial agreements where desirable or appropriate. As a result, the Company may be obligated to indemnify third parties for losses or damages incurred in connection with the Company’s operations or its non-compliance with contractual obligations. Additionally, the Company has entered into indemnification agreements with its officers and directors, and its bylaws contain certain indemnification obligations for officers and directors. It is not possible to determine the aggregate maximum potential loss pursuant to the aforementioned indemnification provisions and obligations due to the unique facts and circumstances involved in each particular situation. As of December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible.

Note 17 — Employee Benefit Plan

The Company maintains the Vacasa 401(k) Plan ("401(k) Plan"), a defined contribution benefit plan, for its employees who satisfy certain eligibility requirements. The 401(k) Plan allows eligible employees to make voluntary contributions at the discretion of the employee, up to the maximum annual contribution subject to Internal Revenue Code limitations. The Company matches contributions made by 401(k) Plan participants equal to 100% of the elective deferrals up to 6% of a participant's annual eligible compensation. Both employee contributions and the Company’s matching contributions are fully vested upon contribution. For the years ended December 31, 2023, 2022, and 2021, the Company recognized matching contribution expense of $9.2 million, $10.5 million, and $7.9 million, respectively.

Note 18 — Workforce Reduction

In January 2023, the Company implemented a workforce reduction plan designed to align the Company’s expected cost base with its 2023 strategic and operating priorities. The2023 workforce reduction included the elimination of approximately 1,300 positions across the Company, in both the Company's local operations teams and central teams, representing approximately 17% of the workforce.

In connection with the 2023 workforce reduction, the Company incurred severance and employee benefits costs of approximately $5.1 million, during the year ended December 31, 2023, which are included in operating costs and expenses in the consolidated statements of operations.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 19 — Subsequent Event

On February 27, 2024, the Board of Directors of the Company approved a workforce reduction plan (the “Plan”) designed to align the Company’s expected cost base with its 2024 strategic and operating priorities and continued achievement of adjusted EBITDA profitability in 2024. The Plan includes the elimination of approximately 320 positions across the Company, in both its local operations teams and central teams, representing approximately 5% of the workforce, or approximately 2% of the local operations teams and approximately 6% of the central team.

The Company expects to incur between $4.0 million and $5.0 million of costs, consisting primarily of employee severance and benefit costs and professional services fees in connection with the Plan, most of which are expected to be incurred in the first and second quarters of 2024. All of these costs will result in future cash expenditures. The foregoing estimated amounts do not include any non-cash charges associated with equity-based compensation. These estimates are subject to a number of assumptions and actual results may differ materially. The Company may also incur charges and expenditures not currently contemplated due to unanticipated events that may occur in connection with the Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was effective at December 31, 2023.

This Annual Report does not include an attestation of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement") to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report:

(1) Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in Part II, Item 8 of this Annual Report.

(3) Exhibits

The documents listed in the Exhibit Index of this Annual Report are herein incorporated by reference or are filed with this Annual Report, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File Number	Date	Exhibit	Filed/Furnished Herewith
2.1	Business Combination Agreement, dated as of July 28, 2021, by and among TPG Pace Solutions Corp., TK Newco, Vacasa Holdings LLC, and certain other parties named therein.	S-4/A	333-258739	10/22/21	Annex A
2.2	Contribution Agreement, dated as of March 7, 2021, by and among TurnKey Vacation Rentals, Inc., Turnkey Vacations, Inc. and Vacasa Holdings LLC.	S-4/A	333-258739	10/22/21	2.2
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41130	12/09/21	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41130	12/09/21	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vacasa, Inc. dated May 23, 2023.	8-K	001-41130	05/25/23	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vacasa, Inc. dated October 2, 2023.	8-K	001-41130	10/02/23	3.1
4.1	Specimen Class A Common Stock Certificate of Vacasa, Inc.	S-4/A	333-258739	10/22/21	4.1
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended.					*
10.1	Stockholders Agreement, dated as of December 6, 2021.	8-K	001-41130	12/09/21	10.1

10.2	Amendment No. 1 to Stockholders Agreement, dated as of August 16, 2022.	10-K	001-41130	03/14/23	10.2
10.3	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Silver Lake Stockholders.	8-K	001-41130	06/08/23	10.1
10.4	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Riverwood Stockholders.	8-K	001-41130	06/08/23	10.2
10.5	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Level Equity Stockholders.	8-K	001-41130	06/08/23	10.3
10.6	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the EB Stockholders.	8-K	001-41130	06/08/23	10.4
10.7	Registration Rights Agreement, dated as of December 6, 2021.	8-K	001-41130	12/09/21	10.2
10.8	Tax Receivable Agreement, dated as of December 6, 2021, by and among Vacasa, Inc., Vacasa Holdings LLC and certain other parties named therein.	8-K	001-41130	12/09/21	10.3
10.9	Fourth Amended and Restated Limited Liability Company Agreement of Vacasa Holdings LLC, dated as of December 6, 2021.	8-K	001-41130	12/09/21	10.4
10.10	Form of Indemnification and Advancement Agreement.	S-4/A	333-258739	11/08/21	10.24
10.11	Revolving Credit Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank.	S-4/A	333-258739	10/22/21	10.19
10.12	Amendment No. 1, dated December 8, 2021, to the Credit Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank.	8-K	001-41130	12/09/21	10.6
10.13	Amendment No. 2 to the Credit Agreement, dated June 20, 2023, between Vacasa Holdings LLC, V-Revolver Sub LLC, and JPMorgan Chase Bank, N.A.	10-Q	001-41130	08/08/23	10.7
10.14	Collateral Agreement, dated as of December 6, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the other grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent.	8-K	001-41130	12/09/21	10.7

10.15	Supplement No. 1, dated as of October 6, 2023, to the Collateral Agreement, dated as of December 6, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the other grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent.	10-Q	001-41130	11/08/23	10.1
10.16	Guarantee Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the subsidiary guarantors identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	S-4/A	333-258739	10/22/21	10.20
10.17	Supplement No. 1, dated as of October 6, 2023, to the Guarantee Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the subsidiary guarantors identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-41130	11/08/23	10.2
10.18#	Vacasa, Inc. Non-Employee Director Compensation Program.	8-K	001-41130	12/09/21	10.8
10.19#	Vacasa, Inc. Non-Employee Director Compensation Program, as amended and restated on May 22, 2023.	10-Q	001-41130	08/08/23	10.8
10.20#	Vacasa, Inc. 2021 Incentive Award Plan, as amended and restated on May 23, 2023.					*
10.21#	Form of Stock Option Grant Notice under the Vacasa, Inc. 2021 Incentive Award Plan.	S-1	333-261922	12/28/21	10.9.1
10.22#	Form of Restricted Stock Unit Award Grant Notice under the Vacasa, Inc. 2021 Incentive Award Plan.	S-1	333-261922	12/28/21	10.9.2
10.23#	Form of Performance Stock Unit Award Grant Notice under the Vacasa, Inc. 2021 Incentive Award Plan.	10-Q	001-41130	11/10/22	10.4
10.24#	Vacasa, Inc. 2021 Nonqualified Employee Stock Purchase Plan, as amended and restated on May 23, 2023.					*
10.25#	TurnKey Vacation Rentals, Inc. 2014 Equity Incentive Plan, as amended.	S-8	333-261693	12/16/21	99.1
10.26#	Vacasa, Inc. 2016 Equity Compensation Incentive Plan.	S-8	333-261693	12/16/21	99.2
10.27#	Offer Letter, dated August 22, 2022, between Vacasa LLC and Robert Greyber.	10-Q	001-41130	11/10/22	10.1
10.28#	Change in Control and Retention Agreement, dated September 6, 2022, between Vacasa LLC and Robert Greyber.	10-Q	001-41130	11/10/22	10.2

10.29#	Offer Letter, dated October 28, 2021, between Vacasa, Inc. and Barbara Messing.	S-4/A	333-258739	11/08/21	10.25
10.30#	Transition Agreement, dated May 3, 2023, between Vacasa LLC and Jamie Cohen.	8-K	001-41130	05/09/23	10.2
10.31#	Offer Letter, dated April 6, 2021, between Vacasa LLC and Craig Smith.	10-K	001-41130	03/21/22	10.20
10.32#^	Change in Control and Retention Agreement, dated April 12, 2021, between Vacasa LLC and Craig Smith.	10-K	001-41130	03/21/22	10.21
10.33#	Separation and Release Agreement, dated February 6, 2023, between Vacasa, LLC and Craig Smith.	10-Q	001-41130	08/08/23	10.4
10.34#	Offer Letter, dated May 3, 2023, between Vacasa, LLC and Bruce Schuman.	8-K	001-41130	08/08/23	10.1
10.35#	Change in Control and Retention Agreement, dated June 1, 2023, between Vacasa, LLC and Bruce Schuman.	10-Q	001-41130	08/08/23	10.2
10.36#	Amended and Restated Offer Letter, dated February 6, 2023, between Vacasa LLC and John Banczak.	10-Q	001-41130	05/09/23	10.1
10.37#	Vacasa LLC Executive Incentive Compensation Plan.	10-K	001-41130	03/21/22	10.23
10.38#	Vacasa Annual Incentive Plan for Executives.	8-K	001-41130	02/16/24	10.1
10.39	Note Purchase Agreement, dated as of May 21, 2020, by and among Vacasa Holdings LLC, the purchasers party thereto and Wilmington Savings Fund Society, FSB, as the Administrative Agent and Collateral Agent, as amended.	S-4/A	333-258739	10/22/21	10.17
10.40	Guarantee and Collateral Agreement, dated as of May 21, 2020, by and among Vacasa Holdings LLC, the other Note Parties identified therein, and Wilmington Savings Fund Society, FSB, as Collateral Agent.	S-4/A	333-258739	10/22/21	10.18
21.1	List of Subsidiaries of Vacasa, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
97.1	Vacasa, Inc. Policy for Recovery of Erroneously Awarded Compensation	*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
^	Certain portions of this exhibit (indicated by “[***]”) have been omitted as we have determined the omitted information is (i) not material and (ii) the type of information that we both customarily and actually treat as private and confidential.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vacasa, Inc.
By:	/s/ Robert Greyber
Robert Greyber
Chief Executive Officer
Date:	March 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2024, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert Greyber	Chief Executive Officer and Director	March 1, 2024
Robert Greyber	(Principal Executive Officer)

/s/ Bruce Schuman	Chief Financial Officer	March 1, 2024
Bruce Schuman	(Principal Financial Officer)

/s/ Tad Larsen	Principal Accounting Officer	March 1, 2024
Tad Larsen	(Principal Accounting Officer)

/s/ Joerg Adams	Director	March 1, 2024
Joerg Adams

/s/ Ryan Bone	Director	March 1, 2024
Ryan Bone

/s/ Chad Cohen	Director	March 1, 2024
Chad Cohen

/s/ Benjamin Levin	Director	March 1, 2024
Benjamin Levin

/s/ Barbara Messing	Director	March 1, 2024
Barbara Messing

/s/ Jeffrey Parks	Chairman of the Board of Directors	March 1, 2024
Jeffrey Parks

/s/ Karl Peterson	Director	March 1, 2024
Karl Peterson

/s/ Chris Terrill	Director	March 1, 2024
Chris Terrill

	Director	March 1, 2024
Kimberly White