Form 10-Q
period 2024-03-31
Vacasa, Inc.
filed 2024-05-10
CIK 1874944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 6, 2024, 14,451,666 shares of the registrant's Class A Common Stock were outstanding, 7,663,011 shares of the registrant's Class B Common Stock were outstanding, and 316,666 shares of the registrant's Class G Common Stock were outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to:

•our ability to execute our business plan and achieve the expected benefits of the Reorganization (as defined below) and other cost saving measures we may take in the future;
•any indebtedness we may incur from time to time and our cash position and our ability to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings and additional financing may not be available on acceptable terms or at all, or could be dilutive to our stockholders or impose additional restrictive debt covenants on our activities;
•our ability to achieve profitability;
•our ability to manage the impacts the Reorganization will have on our systems, process and controls, including our ability to address competitive challenges, manage our employee base, or maintain our corporate culture;
•our past growth may not be indicative of our future prospects;
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
•risks related to the ownership of our Class A Common Stock; and
•those risks, uncertainties, and assumptions identified in Part I, Item 1A. "Risk Factors" and Part I, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report"), in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" in this Quarterly Report, and in our subsequent filings with the Securities and Exchange Commission.

There may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks.

The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, investors are cautioned not to unduly rely upon these statements, and our actual future results, levels of activity, performance, and achievements may be materially different from what we expect.

These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of any new information, future events, or otherwise.

Basis of Presentation

Vacasa, Inc. was incorporated on July 1, 2021 under the laws of the state of Delaware as a wholly owned subsidiary of Vacasa Holdings LLC ("Vacasa Holdings") for the purpose of consummating the business combination described herein. In December 2021, Vacasa, Inc. merged with TPG Pace Solutions Corp. ("TPG Pace"), with Vacasa, Inc. continuing as the surviving entity, following which Vacasa, Inc. consummated a series of reorganization transactions through which Vacasa, Inc. became the sole manager and owner of approximately 50.3% of the outstanding equity interests in, Vacasa Holdings, and Vacasa Holdings cancelled its ownership interest in Vacasa, Inc. The business combination was accounted for as a reverse recapitalization (the "Reverse Recapitalization") in accordance with accounting principles generally accepted in the United States of America ("GAAP"). For the period from inception to December 6, 2021, Vacasa, Inc. had no operations, assets or liabilities. Unless otherwise indicated, the financial information included herein is that of Vacasa Holdings, which, following the business combination, became the business of Vacasa, Inc. and its subsidiaries.

Additionally, unless the context otherwise requires, references herein to the "Company," "we," "us," or "our" refer (a) after December 6, 2021, to Vacasa, Inc. and its consolidated subsidiaries and (b) prior to December 6, 2021, to Vacasa Holdings and its consolidated subsidiaries.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report and in Part I, Item 1A. "Risk Factors" in our 2023 Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•our ability to execute our business plan and achieve the expected benefits of the Reorganization and other cost saving measures we may take in the future;
•any indebtedness we may incur from time to time and our cash position and our ability to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings and additional financing may not be available on acceptable terms or at all, or could be dilutive to our stockholders or impose additional restrictive debt covenants on our activities;
•our ability to achieve profitability;
•our ability to manage the impacts the Reorganization will have on our systems, process and controls, including our ability to address competitive challenges, manager our employee base, or maintain our corporate culture;
•our past growth may not be indicative of our future prospects;
•our ability to appropriately manage the strain to our business brought by its rapid historical growth, and our ability to improve our systems, processes and controls;

•our ability to compete in our industry;
•our ability to attract and retain homeowners and guests;
•our ability to provide high-quality customer service;
•our ability to maintain relationships with distribution partners;
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
•We may incur certain tax liabilities attributable to the Blockers (as defined below) as a result of the Business Combination (as defined below);
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

Vacasa, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	As of March 31,	As of December 31,

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$109,121	$88,049
Restricted cash	202,282	137,788
Accounts receivable, net	11,819	14,242
Prepaid expenses and other current assets	30,871	25,766
Total current assets	354,093	265,845
Property and equipment, net	54,582	56,717
Intangible assets, net	21,105	114,464
Goodwill	171,855	171,879
Other long-term assets	51,631	54,643
Total assets	$653,266	$663,548
Liabilities, Temporary Equity, and Equity
Current liabilities:
Accounts payable	$40,123	$30,353
Funds payable to owners	240,440	178,670
Hospitality and sales taxes payable	60,918	45,179
Deferred revenue	143,003	105,217
Future stay credits	365	584
Accrued expenses and other current liabilities	67,612	62,820
Total current liabilities	552,461	422,823
Other long-term liabilities	31,136	33,079
Total liabilities	$583,597	$455,902
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	52,259	76,593
Equity:
Class A Common Stock, par value $0.00001, 1,000,000,000 shares authorized; 14,496,062 and 12,730,577 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.(1)	3	3
Class B Common Stock, par value $0.00001, 470,756,863 shares authorized; 7,662,397 and 9,340,553 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.(1)	2	2
Additional paid-in capital	1,345,002	1,372,618
Accumulated deficit	(1,326,533)	(1,240,850)
Accumulated other comprehensive loss	(1,064)	(720)
Total equity	17,410	131,053
Total liabilities, temporary equity, and equity	$653,266	$663,548

(1) Common stock shares issued and outstanding have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 11 - Equity and Equity-Based Compensation for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31,

	2024	2023
Revenue	$209,472	$256,854
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	105,738	124,131
Operations and support	59,984	60,813
Technology and development	15,306	14,273
Sales and marketing	49,443	57,504
General and administrative	21,732	25,707
Depreciation	3,806	4,997
Amortization of intangible assets	9,317	15,690
Impairment of long-lived assets	84,000	—
Total operating costs and expenses	349,326	303,115
Loss from operations	(139,854)	(46,261)
Interest income	805	1,578
Interest expense	(525)	(723)
Other income, net	76	2,157
Loss before income taxes	(139,498)	(43,249)
Income tax expense	(1,418)	(363)
Net loss	$(140,916)	$(43,612)
Less: Net loss attributable to redeemable noncontrolling interests	(55,233)	(19,820)
Net loss attributable to Class A Common Stockholders	$(85,683)	$(23,792)
Net loss per share of Class A Common Stock:(1)
Basic and diluted	$(6.36)	$(2.01)
Weighted-average shares of Class A Common Stock used to compute net loss per share(1):
Basic and diluted	13,466	11,846

(1) Weighted-average shares outstanding used in the computation of basic and diluted earnings (loss) per share have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 11 - Equity and Equity-Based Compensation for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2024	2023
Net loss	$(140,916)	$(43,612)
Foreign currency translation adjustments	(186)	(970)
Total comprehensive loss	$(141,102)	$(44,582)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(55,075)	(20,259)
Total comprehensive loss attributable to Class A Common Stockholders	$(86,027)	$(24,323)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2024	2023
Cash from operating activities:
Net loss	$(140,916)	$(43,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Credit loss expense	1,189	1,245
Depreciation	3,806	4,997
Amortization of intangible assets	9,317	15,690
Impairment of long-lived assets	84,000	—
Impairment of right-of-use assets	—	4,240
Future stay credit breakage	(70)	(640)
Reduction in the carrying amount of right-of-use assets	2,325	2,592
Deferred income taxes	—	8
Other gains and losses	145	(214)
Fair value adjustment on derivative liabilities	—	(1,923)
Non-cash interest expense	54	53
Equity-based compensation expense	3,070	4,141
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	1,224	451
Prepaid expenses and other assets	(1,121)	12,792
Accounts payable	9,779	5,600
Funds payable to owners	61,928	76,533
Hospitality and sales taxes payable	15,780	20,236
Deferred revenue and future stay credits	37,718	55,530
Operating lease obligations	(2,382)	(2,614)
Accrued expenses and other liabilities	6,981	3,531
Net cash provided by operating activities	92,827	158,636
Cash from investing activities:
Purchases of property and equipment	(530)	(1,144)
Cash paid for internally developed software	(1,429)	(2,573)
Cash paid for business combinations, net of cash and restricted cash acquired	—	(587)
Net cash used in investing activities	(1,959)	(4,304)
Cash from financing activities:
Cash paid for business combinations	(3,385)	(7,911)
Payments of long-term debt	—	(125)
Proceeds from exercise of stock options	55	66
Proceeds from Employee Stock Purchase Program, net of refunds	(42)	483
Proceeds from borrowings on revolving credit facility	—	1,000
Repayment of borrowings on revolving credit facility	—	(1,000)
Repayment of financed insurance premiums	(1,658)	(1,676)
Other financing activities	(16)	(40)
Net cash used in financing activities	(5,046)	(9,203)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(256)	(534)
Net increase in cash, cash equivalents and restricted cash	85,566	144,595
Cash, cash equivalents and restricted cash, beginning of period	225,837	319,660
Cash, cash equivalents and restricted cash, end of period	$311,403	$464,255

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$72	$2,700
Cash paid for interest	559	498
Cash paid for operating lease liabilities	2,860	3,057

Supplemental disclosures of non-cash activities:
Financed insurance premiums	113	186
Lease liabilities exchanged for right-of-use assets	3,350	814

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$109,121	$218,052
Restricted cash	202,282	246,203
Total cash, cash equivalents and restricted cash	$311,403	$464,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands, except share and unit data)
(unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Shares(1)	Amount	Shares(1)	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2023	$76,593	12,730,577	$3	9,340,553	$2	$1,372,618	$(1,240,850)	$(720)	$131,053
Vesting of employee equity units	8			1,844		(8)			(8)
Vesting of restricted stock units	(180)	67,322				182		(2)	180
Exercise of equity-based awards	(49)	18,163				104			104
Redemption of OpCo units and retirement of Class B Common Stock	(10,685)	1,680,000		(1,680,000)		10,905		(220)	10,685
Equity-based compensation	55					3,015			3,015
Foreign currency translation adjustments	(64)							(122)	(122)
Net loss	(55,233)						(85,683)		(85,683)
Adjustment of redeemable noncontrolling interest to redemption amount	41,814					(41,814)			(41,814)
Balance as of March 31, 2024	$52,259	14,496,062	$3	7,662,397	$2	$1,345,002	$(1,326,533)	$(1,064)	$17,410

Balance as of December 31, 2022	$306,943	11,819,511	$2	9,872,261	$2	$1,355,141	$(942,147)	$2	$413,000
Vesting of employee equity units	197			11,593		(197)			(197)
Vesting of restricted stock units	(484)	34,297				484			484
Exercise of equity-based awards	(96)	6,812				162			162
Redemption of OpCo units and retirement of Class B Common Stock	(1,915)	61,605		(61,605)		1,915			1,915
Equity-based compensation	1,007					3,134			3,134
Foreign currency translation adjustments	(439)							(531)	(531)
Net loss	(19,820)						(23,792)		(23,792)
Balance as of March 31, 2023	$285,393	11,922,225	$2	9,822,249	$2	$1,360,639	$(965,939)	$(529)	$394,175

(1) Common stock shares outstanding have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 11 - Equity and Equity-Based Compensation for additional information.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the Securities and Exchange Commission ("SEC"). These condensed consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries, and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. The financial information as of December 31, 2023 contained in this Quarterly Report is derived from the audited consolidated financial statements and notes included in the Company's 2023 Annual Report, which should be read in conjunction with these condensed consolidated financial statements. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with GAAP. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year.

As of March 31, 2024, the Company held 14,496,062 units of Vacasa Holdings ("OpCo Units"), which represented an ownership interest of approximately 65%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through redeemable noncontrolling interests in the condensed consolidated balance sheets and net loss attributable to redeemable noncontrolling interests in the condensed consolidated statements of operations.

The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), which permits the Company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As of January 1, 2022, the Company elected to irrevocably opt out of the extended transition period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment and intangible assets, allowance for credit losses, valuation of assets acquired and liabilities assumed in business acquisitions and related contingent consideration, valuation of Class G Common Stock, valuation of redeemable convertible preferred units, valuation of equity-based compensation, valuation of goodwill, and valuation of long-lived assets. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

Risks and Uncertainties

Liquidity
Since the Company's founding, its principal sources of liquidity have been from proceeds received through the issuance of equity and debt financing. The Company has incurred significant operating losses and generated negative cash flows from operations as it has invested to support the growth of the business. To execute on its strategic initiatives, the Company has and will continue to incur operating losses and generate negative cash flows from operations on an annual basis now and in the future, and as a result, will require and continue to need additional capital resources.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2024, we had cash and cash equivalents of $109.1 million and $81.6 million was available for borrowing under our Revolving Credit Facility, which is discussed in more detail in Note 8, Debt. During the three months ended March 31, 2024, the Company experienced more variability in demand than is typical during its first quarter, as well as fewer close-to-stay bookings than anticipated in the last few weeks of the quarter, and, as a result, our cash position did not build as expected in the period.

On May 7, 2024, the Board of Directors of the Company approved a workforce reduction and reorganization plan (the “Reorganization”), see Note 15, Subsequent Events, which is intended to, among other things, reduce certain fixed costs in the business, promote greater efficiency, and realign its business and strategic priorities as a way to accelerate the transformation of the business to a model focused more on local market accountability and execution. This plan will involve significant structural changes to the way the Company runs its business, including a significant reduction in our corporate personnel and functions. Although the Company believes the Reorganization and associated operational changes will improve the long-term efficacy of its business model by empowering the local markets, streamlining corporate functions, and better position it for profitability and to generate free cash flow over the long term, the implementation and execution of the Reorganization measures are subject to significant risks and uncertainties, including whether the Company has targeted the appropriate areas for its cost-saving efforts and at the appropriate scale. If the Reorganization plan is not successful, the Company may not realize all or any of the anticipated benefits, which could adversely affect the business, financial condition, and results of operations, including its liquidity position and ability to raise additional capital.

The Company’s primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures, and other general corporate purposes. As a result of the significant fluctuations in the Company's cash position, continued decreases in the number of homes on our platform, lower guest demand, changes in booking patterns, and the potential impact of the Reorganization on the business, on May 8, 2024, the Company elected to draw $81.0 million under the Revolving Credit Facility, which is subject to financial covenants (see Note 15, Subsequent Events). The Company continues to assess its liquidity position and opportunities for additional capital, which may be obtained through additional equity offerings, which would dilute the ownership of the Company's existing stockholders, or additional debt financings, which may contain covenants that restrict the operations of the business or otherwise contain terms unfavorable or dilutive to the business and its existing stockholders. In the event that additional financing is required from outside sources, the Company may not be able to raise the financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, its business, financial condition, and results of operations could be adversely affected.

The Company expects to continue to fund operations primarily through use of its cash and cash equivalents, debt financing, and equity offerings. The Company believes its existing sources of liquidity will be sufficient to fund operations, working capital requirements, capital expenditures, and service debt obligations for at least the next 12 months as of the date of this filing.

Significant Accounting Policies

Except as identified below, there were no changes to the accounting policies disclosed in Note 2, Significant Accounting Policies of the Company's 2023 Annual Report that had a material impact on the Company's condensed consolidated financial statements and related notes.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparing the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group, including upon its eventual disposal, when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved and based on assumptions representative of market participants. During the first quarter of 2024, the Company recorded long-lived asset impairment charges of $84.0 million. There were no long-lived asset impairment charges recorded during the first quarter of 2023. Refer to Note 6, Intangible Assets, Net and Goodwill, for additional information.

Accounting Pronouncements Adopted in Fiscal 2024

The Company has not adopted any recent accounting pronouncements that have had a material impact on the Company's financial position, results of operations, or cash flows in fiscal 2024.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that modifies the disclosure and presentation requirements of reportable segments. The new guidance requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statement disclosures.

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

Note 3 - Revenue

Revenue Disaggregation

A disaggregation of the Company’s revenues by nature of the Company’s performance obligations are as follows (in thousands):

	Three Months Ended March 31,

	2024	2023
Vacation rental platform	$203,968	$248,228
Other services	5,504	8,626
Total	$209,472	$256,854

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

Costs to Obtain a Contract

The Company capitalizes certain costs it incurs to obtain new homeowner contracts when those costs are expected to be recovered through revenue generated from that contract. Capitalized amounts are amortized on a straight-line basis over the estimated life of the customer through sales and marketing expenses in the condensed consolidated statement of operations. Costs to obtain a contract capitalized as of March 31, 2024 and December 31, 2023 were $34.8 million and $34.8 million, respectively, and were recorded as a component of prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets. The amount of amortization recorded for the three months ended March 31, 2024 and 2023 was $3.7 million and $1.8 million, respectively.

Allowance for Credit Losses

As of March 31, 2024 and December 31, 2023, the Company’s allowance for credit losses related to accounts receivable was $12.1 million and $11.7 million, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

credit loss expense of $1.2 million and $1.2 million, respectively, which were recorded as a component of general and administrative expense in the condensed consolidated statements of operations.

Note 4 - Fair Value Measurements

The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of March 31, 2024

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$6,489	$6,489
Class G Common Stock(1)	—	—	506	506

	As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$8,043	$8,043
Class G Common Stock(1)	—	—	506	506

(1) For more information, see Note 13, Equity of our 2023 Annual Report.

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

Contingent Consideration

The contingent consideration obligations are recorded in accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. The fair value of the contingent consideration is estimated utilizing an income approach and based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets at the acquisition date. The Company assesses the fair value of these obligations at each reporting date thereafter with any changes reflected as gains and losses in general and administrative expenses in the condensed consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the three months ended March 31, 2024 and 2023.

Class G Common Stock

The contingent earnout share consideration represented by the Company's Class G Common Stock is recorded in other long-term liabilities on the condensed consolidated balance sheets. The fair value of the Class G Common Stock is estimated on a recurring basis using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the remaining term of the shares. Pursuant to the Amended and Restated Certificate of Incorporation, the Class G Common Stock is automatically converted to Class A shares at certain conversion ratios upon the occurrence of their respective triggering events. Inputs used to determine the estimated fair value of the Class G Common Stock include the remaining contractual term of the shares, the risk-free rate, the volatility of comparable companies over the remaining term, and the price of the Company's Class A Common Stock. The Company assesses the fair value of the Class G Common Stock at each reporting date with any changes reflected within other income, net in the condensed consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the three months ended March 31, 2024 and 2023.

Impairment of Long-Lived Assets

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the first quarter of 2024, the Company recorded long-lived asset impairment charges of $84.0 million. The fair value estimate of the Company's homeowner contract assets was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using Company-specific information. For more information on the impairment of long-lived assets, refer to Note 6, Intangible Assets, Net and Goodwill.

Impairment of Right-of-Use Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the three months ended March 31, 2023, the Company took substantive action to negotiate certain sublease agreements for portions of the Company's leased corporate office space in Portland, Oregon and Boise, Idaho. Based on the sublease negotiations, the Company determined that the respective right-of-use assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair value of the asset groups based on their discounted cash flows. The carrying values of the asset groups exceeded their fair values and, as a result, the Company recorded right-of-use asset impairments of $4.2 million. The impairment charges are recorded within general and administrative expenses in the condensed consolidated statements of operations. No similar impairment charges were recorded as of March 31, 2024.

Note 5 - Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of March 31,	As of December 31,

	2024	2023
Land	$13,394	$13,394
Buildings and building improvements	12,331	12,474
Leasehold improvements	6,519	6,526
Computer equipment	13,938	13,873
Furniture, fixtures, and other	26,744	26,340
Vehicles	8,293	8,276
Internal-use software	61,043	60,162
Total	142,262	141,045
Less: Accumulated depreciation	(87,680)	(84,328)
Property and equipment, net	$54,582	$56,717

Note 6 - Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life Remaining (in years)	As of March 31, 2024

		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Homeowner contracts(1)	3	$314,117	$(163,059)	$(130,000)	$21,058
Databases, photos, and property listings	0	26,501	(26,501)	—	—
Trade names	1	9,588	(9,566)	—	22
Other(2)	5	2,902	(2,877)	—	25
Total intangible assets		$353,108	$(202,003)	$(130,000)	$21,105

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Weighted Average Useful Life Remaining (in years)	As of December 31, 2023

		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Homeowner contracts(1)	5	$314,221	$(153,819)	$(46,000)	$114,402
Databases, photos, and property listings	0	26,526	(26,519)	—	7
Trade names	1	9,597	(9,570)	—	27
Other(2)	5	2,903	(2,875)	—	28
Total intangible assets		$353,247	$(192,783)	$(46,000)	$114,464

(1) The homeowner contracts balance as of March 31, 2024 is net accumulated impairment losses of $130.0 million that were recorded during the third quarter of fiscal year 2023 and the first quarter of fiscal year 2024. The homeowner contracts balance as of December 31, 2023 is net accumulated impairment losses of $46.0 million that were recorded during the third quarter of fiscal year 2023.
(2) Other intangible assets consist primarily of non-compete agreements, websites, and domain names.

The Company's estimated future amortization of intangible assets as of March 31, 2024 is expected to be as follows (in thousands):

Year Ending December 31:	Amount
Remainder of 2024	$5,872
2025	7,233
2026	4,257
2027	1,794
2028	1,462
Thereafter	487
Total	$21,105

The following table summarizes the changes in the Company's goodwill balance (in thousands):

Three Months Ended March 31,

2024
Balance at beginning of period(1)	$171,879
Foreign exchange translation and other	(24)
Balance at end of period(1)	$171,855

(1) Goodwill is net of accumulated impairment losses of $655.0 million that were recorded to the Company's single reporting unit in prior periods.

Impairment

During the first quarter of 2024, the Company saw significant declines in Gross Booking Value ("GBV") and Nights Sold. The declines are attributable to volatile guest demand and guest bookings. Further, the Company continued to experience a sustained decline in stock price. Based on these factors, the Company concluded the events and changes in circumstances indicated an impairment may exist (the "triggering event") and conducted quantitative impairment assessments of long-lived assets and goodwill as of March 31, 2024.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparing the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group, including upon its eventual disposal (the "recoverability test"), when there is a triggering event. The Company determined its long-lived assets represent one asset group for purposes of long-lived asset impairment. Based on the results of the recoverability test, the

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Company concluded the carrying value of the single asset group was not recoverable. To allocate and recognize the impairment charge, the Company determined the individual fair value of the long-lived assets.

The carrying value of the Company's homeowner contracts exceeded the fair value, resulting in a long-lived asset impairment charge of $84.0 million. No impairment was recognized on the remaining long-lived assets, as their carrying values did not exceed their fair values. The Company estimated the fair value of the homeowner contracts based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of future revenue and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and changes in the reporting unit's projected cash flows.

Impairment of Goodwill

The Company reviews goodwill for impairment annually, as of the first day of the fourth quarter, and more frequently if events or changes in circumstances indicate an impairment may exist. Based on the triggering event identified above, the Company conducted a quantitative goodwill impairment assessment as of March 31, 2024. The goodwill impairment assessment did not result in goodwill impairment charges as of March 31, 2024 as the fair value estimate of the Company's single reporting unit exceeded its carrying amount. The fair value estimate of the Company's single reporting unit was derived from a combination of an income approach and a market approach. Under the income approach, the Company estimated the fair value of the reporting unit based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of future revenue and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and changes in the reporting unit's projected cash flows. Under the market approach, the Company estimated the fair value of the reporting unit based on revenue market multiples derived from comparable publicly traded companies with similar characteristics as the reporting unit, as well as an estimated control premium.

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

Note 7 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,

	2024	2023
Employee-related accruals	$28,116	$23,834
Homeowner reserves	9,200	9,198
Current portion of acquisition liabilities(1)	10,954	11,641
Current portion of operating lease liabilities	8,890	8,670
Other	10,452	9,477
Total accrued expenses and other current liabilities	$67,612	$62,820

(1) The current portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due within one year.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Debt

The Company's debt obligations consisted of the following (in thousands):

	As of March 31,	As of December 31,

	2024	2023
Insurance premium financing	$2,154	$3,300
Total debt	2,154	3,300
Less: current maturities(1)	(2,154)	(3,300)
Long-term portion	$—	$—

(1) Current maturities of debt are recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Insurance Premium Financing

The Company has entered into short-term agreements to finance certain insurance premiums. The outstanding balance of $2.2 million as of March 31, 2024 is repayable in monthly installments of principal and interest through September 2024, at a weighted-average annual percentage rate of 8.99%.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The obligations of the Borrower and the certain guarantor subsidiaries ("Guarantors") are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors. As of March 31, 2024 and December 31, 2023, there were no borrowings outstanding under the Revolving Credit Facility. As of March 31, 2024, there were letters of credit of $23.4 million issued under the Revolving Credit Facility, and $81.6 million was available for borrowings.

On May 8, 2024, the Company drew $81.0 million under the Revolving Credit Facility to supplement its cash position.

Note 9 - Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,

	2024	2023
Class G Common Stock(1)	$506	$506
Long-term portion of acquisition liabilities(2)	1,973	4,682
Long-term portion of operating lease liabilities	17,964	17,196
Other	10,693	10,695
Total other long-term liabilities	$31,136	$33,079

(1) For more information, see Note 13, Equity of our 2023 Annual Report.

(2) The long-term portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due after one year.

Note 10 - Income Taxes

The effective tax rate was a 1% expense on pre-tax loss for the three months ended March 31, 2024 compared to a 1% expense on pre-tax loss for the three months ended March 31, 2023. The effective tax rate differs from our statutory rate in both periods due to the effect of flow-through entity income and losses for which the taxable income or loss is allocated to the Vacasa Holdings, LLC members and due to valuation allowance considerations.

Note 11 - Equity and Equity-Based Compensation

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

share and share-related information presented in these condensed consolidated financial statements has been retroactively adjusted for all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split.

Equity-Based Award Activities

Restricted Stock Units

A summary of the restricted stock units ("RSUs") activity during the period indicated was as follows :

Activity Type	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	833	$27.58
Granted	14	8.06
Vested	(69)	34.74
Forfeited	(67)	34.75
Outstanding as of March 31, 2024	711	27.50

As of March 31, 2024, there was unrecognized compensation expense of $15.8 million related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.3 years.

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

A summary of the PSU activity during the period indicated was as follows :

Activity Type	Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	250	$29.40
Forfeited	(21)	21.03
Outstanding as of March 31, 2024	229	30.17

As of March 31, 2024, there was unrecognized compensation expense of $3.3 million related to unvested PSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Appreciation Rights

A summary of the stock appreciation rights ("SARs") activity during the period indicated was as follows:

Activity Type	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2023	45	$61.54
Forfeited	(3)	62.44
Outstanding as of March 31, 2024	42	61.49

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2024, there was less than $0.1 million of unrecognized compensation expense for the Company's SARs that will be recognized over a weighted-average remaining recognition period of 0.5 years. As of March 31, 2024, the Company's outstanding SARs had a weighted-average remaining contractual life of 4.9 years and no intrinsic value.

Stock Options

A summary of the stock options activity during the period indicated was as follows:

Activity Type	Stock Options (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2023	156	$20.76
Exercised	(18)	3.03
Forfeited	(2)	34.46
Outstanding as of March 31, 2024	136	22.90

As of March 31, 2024, there was less than $0.1 million of unrecognized compensation expense for the Company's stock options that will be recognized over a weighted-average remaining recognition period of 0.7 years. As of March 31, 2024, the Company's outstanding stock options had a weighted-average remaining contractual life of 4.1 years and an intrinsic value of less than $0.1 million.

Employee Equity Units

A summary of the Vacasa Employee Holdings LLC employee equity units activity during the period indicated was as follows:

	Employee Equity Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding as of December 31, 2023	5	$29.63
Vested	(2)	29.63
Unvested outstanding as of March 31, 2024	3	29.63

As of March 31, 2024, there was $0.1 million of unrecognized compensation expense related to unvested employee equity units, which is expected to be recognized over a weighted-average period of 0.5 years.

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

During the three months ended March 31, 2024, there were no shares of Class A Common Stock purchased under the ESPP. During March 2024, the Company suspended further contributions to the ESPP and refunded all contributions remaining in the plan. Accordingly, there were no ESPP options outstanding as of March 31, 2024.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense for the periods presented in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,

	2024	2023
Cost of revenue	$20	$44
Operations and support	84	366
Technology and development	612	394
Sales and marketing	481	1,011
General and administrative	1,873	2,326
Total equity-based compensation expense	$3,070	$4,141

Note 12 - Net Loss Per Share

The Company calculates net loss per share of Class A Common Stock in accordance with ASC 260, Earnings Per Share, which requires the presentation of basic and diluted net income (loss) per share. Basic net loss per share is calculated by dividing net loss attributable to Vacasa, Inc. by the weighted-average shares of Class A Common Stock outstanding without the consideration for potentially dilutive shares of common stock. Diluted net loss per share represents basic net loss per share adjusted to include the potentially dilutive effect of RSUs, PSUs, SARs, stock options, employee equity units, shares expected to be purchased under the ESPP, and Class G Common Stock. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of Class A Common Stock equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. During periods of net loss, diluted loss per share is equal to basic net loss per share because the antidilutive effect of potential shares of common stock is disregarded.

The following is a reconciliation of basic and diluted loss per Class A common share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,

	2024	2023
Net loss attributable to Class A Common Stockholders for basic and diluted net loss per share	$(85,683)	$(23,792)
Weighted-average shares for basic and diluted loss per share(1)(2)	13,466	11,846
Basic and diluted net loss per share of Class A Common Stock(1)(2)	$(6.36)	$(2.01)

(1) Basic and diluted weighted-average shares outstanding include restricted stock units that have vested but have not yet settled into shares of Class A Common Stock.

(2) Weighted-average shares outstanding and equity awards used in the computation of basic and diluted loss per share for prior years have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 11 - Equity and Equity-Based Compensation for additional information.

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
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share of Class A Common Stock either because their impact would have been antidilutive for the periods presented or because they were contingently issuable upon the satisfaction of certain market conditions (in thousands)(1):

	Three Months Ended March 31,

	2024	2023
OpCo units(2)	7,662	9,822
Restricted stock units	711	547
Performance stock units(3)	229	204
Stock appreciation rights	42	71
Stock options	136	227
Employee equity units	3	41
Employee stock purchase plan	—	149
Class G Common Stock	411	411
Common shares excluded from calculation of diluted net loss per share	9,194	11,472

(1) The share amounts for prior years have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 11 - Equity and Equity-Based Compensation for additional information.

(2) These securities are neither dilutive nor anti-dilutive for the period presented as their assumed redemption for shares of Class A Common Stock would cause a proportionate change to net income (loss) attributable to Class A Common Stockholders, diluted.

(3) PSUs are contingently issuable upon the satisfaction of certain market conditions. As of March 31, 2024, none of the requisite market conditions have been met, and therefore all such contingently issuable shares have been excluded from the calculation of diluted net income (loss) per share of Class A Common Stock.

Note 13 – Commitments and Contingencies

Leases

The Company leases real estate and equipment under various non-cancelable operating leases. There have been no material changes to the Company's operating lease commitments during the three months ended March 31, 2024. For additional information, refer to Note 8, Leases, of the Company's 2023 Annual Report.

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

Tax Matters

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As of March 31, 2024 and December 31, 2023, the Company had an obligation to remit Hospitality and Sales Taxes collected from guests in these jurisdictions totaling $21.8 million and $14.7 million, respectively. These payables are recorded in hospitality and sales taxes payable on the condensed consolidated balance sheets.

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

The Company has estimated liabilities in certain jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company has additional liabilities, and the related amounts can be reasonably estimated. These contingent liabilities primarily arise from the Company's transactions with its homeowners, guests, and service contracts and relate to the applicability of transactional taxes (such as sales, value-added and similar taxes) to services provided. As of March 31, 2024 and December 31, 2023, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $8.9 million and $10.7 million, respectively. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes of such matters may result in obligations that exceed the estimated liabilities recorded.

The Company has estimated other contingent non-income tax related liabilities related to domestic and foreign taxing authorities. The subject matter of these contingent liabilities arises from transactions with homeowners and the related information reporting requirements and potential back-up withholding on certain homeowner payments. As of March 31, 2024 and December 31, 2023, accrued obligations related to the information reporting requirements, including estimated penalties and interest, totaled $1.8 million and $1.9 million, respectively. With respect to potential back-up withholding on certain homeowner payments, any estimated liability is inherently subjective due to the complexity and uncertainty of this matter; therefore, any reasonably possible loss or range of loss cannot be estimated.

Refer to Note 10, Income Taxes, for further discussion on other income tax matters.

Litigation

The Company has been and is currently involved in litigation and legal proceedings and subject to legal claims in the ordinary course of business. These include legal claims asserting, among other things, commercial, competition, tax, employment, discrimination, wage-and-hour, consumer, personal injury, negligence, and property rights.

Harry Ramsey III, Administrator of the Estates of Katrina Ramsey, Zoey Ramsey, and Emma Ramsey v. Vacasa LLC, W-Acq. Vacation Rentals North America LLC, Hatteras Realty, LLC, and Vacasa North Carolina LLC, Case No. 23-CVS-26, Dare County Superior Court, North Carolina (filed Jan. 19, 2023)
In January 2023, the Company was served with a complaint filed against multiple subsidiaries of the Company alleging, among other things, wrongful death relating to a fire in 2020 at rental units managed by a subsidiary of the Company. The complaint was filed in Dare County Superior Court in the State of North Carolina and seeks damages related to the deaths of three individuals. The Company believes it has meritorious defenses to the allegations in the complaint and will vigorously contest the allegations. The Company has accrued an immaterial amount related to this claim and management does not believe this matter will have a material adverse effect on the Company’s condensed consolidated financial statements.

Jon Torerk v. Vacasa LLC et al., No.230901578, Third District Court for Salt Lake City, Utah (served May 12, 2023)
In March 2023, Jon Torerk filed a complaint alleging the Company was liable for his injuries sustained from a "slip and fall" accident while at a vacation home managed by the Company, as a result of the Company's alleged duties owed to Mr. Torerk as a business invitee, and seeking damages for his injuries. The Company believes it has meritorious defenses to the allegations in the complaint and will vigorously contest the allegations. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

A.F., by and through her guardian ad litem, et al. v. Vacasa Seasonals LLC et al., CGC-23-609513, Superior Court San Francisco County, California (filed Oct. 3, 2023)

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In October 2023, a woman brought a premises liability claim on behalf of herself and her child, alleging that a "slip and fall" accident that occurred while at a vacation home managed by the Company caused premature labor. The Company believes it has meritorious defenses to the allegations in the complaint and will vigorously contest the allegations. Based on the nature of the proceedings in this case, the outcome of this matter remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

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

Note 14 - Workforce Reductions

2024 Plan

On February 27, 2024, the Board of Directors of the Company approved a workforce reduction plan (the “2024 Plan”) designed to align the Company’s expected cost base with its 2024 strategic and operating priorities. The 2024 Plan included the elimination of approximately 320 positions across the Company, in both its local operations teams and central teams, representing approximately 5% of the workforce, or approximately 2% of the local operations teams and approximately 6% of the central team.

The Company expects to incur between $4.0 million and $5.0 million of costs, consisting primarily of employee severance and benefit costs and professional services fees in connection with the 2024 Plan, most of which are expected to be incurred in the first and second quarters of 2024. During the three months ended March 31, 2024, the Company incurred severance and employee benefits costs of approximately $2.0 million, which are included in operating costs and expenses in the condensed consolidated statement of operations. The Company expects the reduction in force to be substantially complete by the end of the second quarter of 2024.

2023 Plan

In January 2023, the Company implemented a workforce reduction plan (the "2023 Plan") designed to align the Company’s expected cost base with its 2023 strategic and operating priorities. The 2023 Plan included the elimination of approximately 1,300 positions across the Company, in both the Company's local operations teams and central teams, representing approximately 17% of the workforce.

In connection with the 2023 Plan, the Company incurred severance and employee benefits costs of approximately $5.1 million during the three months ended March 31, 2023, which are included in operating costs and expenses in the condensed consolidated statements of operations.

Note 15 - Subsequent Events

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Reorganization

On May 7, 2024, the Board of Directors of the Company approved a workforce reduction and reorganization plan (the “Reorganization”). These changes will implement a reorganization of the Company’s operations, to further equip its field teams to locally manage, and be accountable for, their markets, while significantly reducing the Company’s central corporate footprint. The Reorganization includes the elimination of approximately 800 positions across the Company, in both its local operations teams and central teams, representing approximately 13% of the workforce, or approximately 6% of our field teams and approximately 40% of our corporate and central operations teams.

The Company expects to incur between $8.0 million and $9.0 million of costs, consisting primarily of employee severance and benefit costs and professional services fees in connection with the Reorganization, most of which are expected to be incurred in the second and third quarters of 2024. All of these costs will result in future cash expenditures. The foregoing estimated amounts do not include any non-cash charges associated with equity-based compensation. These estimates are subject to a number of assumptions and actual results may differ materially. The Company may also incur charges and expenditures not currently contemplated due to unanticipated events that may occur in connection with the Reorganization.

Revolving Credit Facility

On May 8, 2024, the Company elected to draw $81.0 million under the Revolving Credit Facility (see Note 8 - Debt for a description of the credit facility) to supplement its cash position. The remaining borrowing capacity under the Revolving Credit Facility was $0.6 million following the draw.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements and notes thereto included in our 2023 Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections and elsewhere in our 2023 Annual Report and in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Recent Developments

Guest Demand

We saw significant variability and deviations from historical guest booking and demand patterns in the three months ended March 31, 2024, including more fluctuations in demand than is typical, resulting in lower overall levels of bookings for future periods, as well as fewer close-to-stay bookings than normal in the last few weeks of the quarter. As a result, our revenue and our cash position did not build as expected in the period. A significant portion of our field costs and expenses are fixed, and are not variable with the level of guest reservations. We expect continued softness and variability in guest bookings, which will likely have an adverse impact on our business, financial condition, and results of operations.

Workforce Reduction Plans

Reorganization

As discussed above, during the three months ended March 31, 2024, we experienced significant variability in historical guest booking and demand patterns, adversely impacting our revenue and cash position for the period. The first and second quarters of the fiscal year are typically our strongest booking and cash generating quarters. We believe that the recent weakness experienced in guest demand is likely to persist through at least the second quarter, and potentially through the remainder of the year. Accordingly, on May 7, 2024, the Board of Directors of the Company approved a workforce reduction and reorganization plan (the "Reorganization"), which is expected to reduce the Company's corporate cost base and better enable it to respond to and navigate further variability in guest demand. Additionally, the Reorganization is expected to more closely align the Company's resources with its operations, prioritizing investments in our local operations teams, and further harmonizing the work our local operations teams do with the support they receive from our corporate support functions.

The Reorganization includes the elimination of approximately 800 positions across the Company, in both its local operations teams and central teams, representing approximately 13% of the workforce, or approximately 6% of our field teams and approximately 40% of our corporate and central operations teams.

The Company expects to incur between $8 million and $9 million of costs, consisting primarily of employee severance and benefit costs and professional services fees in connection with the Reorganization, most of which are expected to be incurred in the second and third quarters of 2024. All of these costs will result in future cash expenditures. The foregoing estimated amounts do not include any non-cash charges associated with equity-based compensation. These estimates are subject to a number of assumptions and actual results may differ materially. The Company may also incur charges and expenditures not currently contemplated due to unanticipated events that may occur in connection with the Reorganization.

2024 Plan

On February 27, 2024, the Board of Directors of the Company approved a workforce reduction plan (the “2024 Plan”) designed to align the Company’s expected cost base with its 2024 strategic and operating priorities. The 2024 Plan includes the elimination of approximately 320 positions across the Company, in both its local operations teams and central teams, representing approximately 5% of the workforce, or approximately 2% of the local operations teams and approximately 6% of the central team.

The Company expects to incur between $4.0 million and $5.0 million of costs, consisting primarily of employee severance and benefit costs and professional services fees in connection with the 2024 Plan, most of which are expected to be incurred in the first and second quarters of 2024. During the three months ended March 31, 2024, the Company incurred severance and employee benefits costs of approximately $2.0 million, which are included in operating costs and expenses in the condensed consolidated statement of operations. The Company expects the reduction in force to be substantially complete by the end of the second quarter of 2024.

The remaining estimated costs will result in future cash expenditures. The foregoing estimated amounts do not include any non-cash charges associated with equity-based compensation. These estimates are subject to a number of assumptions and actual results may differ materially. The Company may also incur charges and expenditures not currently contemplated due to unanticipated events that may occur in connection with the Plan.

2023 Plan

On January 23, 2023, the Board of Directors of the Company approved a workforce reduction (the "2023 Plan") designed to align the Company’s expected cost base with its 2023 strategic and operating priorities. The 2023 Plan included the elimination of approximately 1,300 positions across the Company, in both its local operations teams and central teams, representing approximately 17% of the workforce. The Company incurred severance and employee benefits costs of approximately $5.1 million during 2023, which are included in operating costs and expenses in the condensed consolidated statement of operations.

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

Seasonality

Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate may have its own seasonality, events, and weather that can increase or decrease demand for our offerings. Certain holidays, and the timing of those holidays, can have an impact on our revenue by increasing or decreasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, the first and second quarters of the fiscal year are our strongest booking and cash generating quarters, while our second and third quarters have higher revenue due to increased Nights Sold. Our Gross Booking Value ("GBV") typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our staffing to handle increased activity on our platform and service the homes we manage in those periods. See additional information about GBV and Nights Sold under the "Key Business Metrics and Non-GAAP Financial Measures" heading below.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for these periods. The period to period comparisons of our historical results are not necessarily indicative of our results that may be expected in the future.

	Three Months Ended March 31,

	2024	2023
	(in thousands)
Revenue	$209,472	$256,854
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below(1)	105,738	124,131
Operations and support(1)	59,984	60,813
Technology and development(1)	15,306	14,273
Sales and marketing(1)	49,443	57,504
General and administrative(1)	21,732	25,707
Depreciation	3,806	4,997
Amortization of intangible assets	9,317	15,690
Impairment of long-lived assets	84,000	—
Total operating costs and expenses	349,326	303,115
Loss from operations	(139,854)	(46,261)
Interest income	805	1,578
Interest expense	(525)	(723)
Other income, net	76	2,157
Loss before income taxes	(139,498)	(43,249)
Income tax expense	(1,418)	(363)
Net loss	$(140,916)	$(43,612)

(1) Includes equity-based compensation expense as follows:

	Three Months Ended March 31,

	2024	2023
	(in thousands)
Cost of revenue	$20	$44
Operations and support	84	366
Technology and development	612	394
Sales and marketing	481	1,011
General and administrative	1,873	2,326
Total equity-based compensation expense	$3,070	$4,141

	Three Months Ended March 31,

	2024	2023
Revenue	100%	100%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	50%	48%
Operations and support	29%	24%
Technology and development	7%	6%
Sales and marketing	24%	22%
General and administrative	10%	10%
Depreciation	2%	2%
Amortization of intangible assets	4%	6%
Impairment of long-lived assets	40%	—%
Total operating costs and expenses	167%	118%
Loss from operations	(67)%	(18)%
Interest income	—%	1%
Interest expense	—%	—%
Other income, net	—%	1%
Loss before income taxes	(67)%	(17)%
Income tax expense	(1)%	—%
Net loss	(67)%	(17)%

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

	Three Months Ended March 31,

	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$209,472	$256,854	$(47,382)	(18)%

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

In addition to our vacation rental platform, we provide other offerings such as residential management services to community and homeowner associations. The purpose of these services is to attract and retain homeowners as customers of our vacation rental platform. We completed the wind down of our separate real estate buy/sell brokerage services during 2023. We will continue to retain real estate brokerage licenses, where required, in order to facilitate our vacation rental management services.

Booking Patterns

We continue to experience evolving guest booking and travel demand patterns. We have seen, and continue to see, increased homeowner concerns around their levels of rental income, relative to prior years. These factors increase the difficulty of accurately forecasting our results of operations and, we believe, are continuing to have a negative effect on homeowner retention, relative to our historical experience. The first quarter and part of the second quarter of the year is typically our highest reservation building period in the year and, is therefore, one of our highest cash generating periods in the year. We experienced significant variations in this historical demand pattern in the three months ended March 31, 2024, including more variable demand than is typical, as well as fewer close-to-stay bookings than normal in the last few weeks of the quarter. Volatile demand and guest bookings in the three months ended March 31, 2024 resulted in our revenue and our cash position not building as expected in the period.

Revenue decreased by $47.4 million, or 18%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, driven by a $44.3 million decrease in revenue from our vacation rental platform and a $2.9 million decrease in revenue from our real estate buy/sell brokerage services, as a result of our wind down of these services. The decrease in vacation rental platform revenue was mostly driven by decreased GBV per Night Sold, as discussed in more detail below under Key Business Metrics. Nights Sold decreased 12%, primarily due to the decrease in the number of homes added to our platform through our individual sales approach, lower guest demand, and, we believe, increased supply in the market.

Cost of revenue

	Three Months Ended March 31,

	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$105,738	$124,131	$(18,393)	(15)%
Percentage of revenue	50%	48%

Cost of revenue, exclusive of depreciation and amortization, consists primarily of employee compensation costs, which include wages, benefits, and payroll taxes and outside service costs for housekeeping, home maintenance, payment processing fees for merchant fees and chargebacks, laundry expenses, and housekeeping supplies, as well as fixed rent payments on certain owner contracts. Cost of revenue also includes costs associated with our residential management services to community and homeowner associations and also included real estate brokerage services. We completed the wind down of our real estate buy/sell brokerage services during 2023.

Cost of revenue decreased by $18.4 million, or 15%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a $6.3 million decrease in personnel-related expenses related to housekeeping, a $4.8 million decrease in expenses related to our home care solutions and home supplies, a $3.8 million decrease in payment processing costs, and a $2.6 million decrease in costs related to real estate brokerage services, as a result of the wind down of these services.

We expect that cost of revenue as a percentage of revenue may fluctuate from period to period depending on the number of Nights Sold (as defined below under Key Business Metrics), GBV per Night Sold, and our ability to realize operational efficiencies and scale our expenses with changes in revenue.

Operations and support

	Three Months Ended March 31,

	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Operations and support	$59,984	$60,813	$(829)	(1)%
Percentage of revenue	29%	24%

Operations and support costs consist primarily of compensation costs, which include wages, benefits, payroll taxes, and equity-based compensation for employees that support our local operations. The costs also include the cost of call center customer support, rent expense for local operations, and the allocation of facilities and certain corporate overhead costs.

Operations and support costs decreased by $0.8 million, or 1%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to a $0.9 million decrease in personnel-related expenses in our field operations, central operations, and customer experience teams, primarily driven by decreased headcount. Operations and support costs as a percentage of revenue increased by 5 percentage points for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 due to the proportion of fixed costs in our field operations, central operations, and customer support.

We expect that operations and support costs as a percent of revenue may fluctuate from period to period depending on the number of homes we manage and the number of destinations we operate in, the number of Nights Sold, and our ability to realize operational efficiencies and scale our expenses with changes in revenue.

Technology and development

	Three Months Ended March 31,

	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Technology and development	$15,306	$14,273	$1,033	7%
Percentage of revenue	7%	6%

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

Technology and development expenses increased by $1.0 million, or 7%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a $1.6 million increase in personnel-related expenses, partially offset by a $0.6 million decrease in computer hardware and software costs.

We expect that, on an absolute dollar basis, changes in technology and development expenses will be primarily driven by headcount and software spend, which may fluctuate from period to period based on our business priorities.

Sales and marketing

	Three Months Ended March 31,

	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$49,443	$57,504	$(8,061)	(14)%
Percentage of revenue	24%	22%

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

Sales and marketing expenses decreased by $8.1 million, or 14%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to a $3.6 million decrease in listing fees paid to our distribution partners, a $3.5 million decrease in personnel-related expenses driven by decreased sales force headcount, and a $0.8 million decrease in homeowner and brand advertising.

We expect that, on an absolute dollar basis, changes in sales and marketing expenses will be primarily driven by headcount and advertising expense, which may fluctuate from period to period based on our business priorities, and payments to distribution partners for guest reservations, which will vary from period to period based on GBV generated through our distribution partners.

General and administrative

	Three Months Ended March 31,

	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$21,732	$25,707	$(3,975)	(15)%
Percentage of revenue	10%	10%

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

General and administrative expenses decreased by $4.0 million, or 15%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to a $5.2 million decrease in other expenses, primarily driven by certain right-of-use asset impairment costs related to the Company's leased corporate office space during the first quarter of 2023, partially offset by a $1.2 million increase in professional service fees.

We expect that, on an absolute dollar basis, changes in general and administrative expenses will be primarily driven by headcount and professional fees, which may fluctuate from period to period depending on our business needs and priorities.

Depreciation and Amortization of intangible assets

	Three Months Ended March 31,

	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Depreciation	$3,806	$4,997	$(1,191)	(24)%
Percentage of revenue	2%	2%
Amortization of intangible assets	$9,317	$15,690	$(6,373)	(41)%
Percentage of revenue	4%	6%

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

Depreciation expense decreased by $1.2 million, or 24%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to decreased capital spending.

Amortization of intangible assets decreased by $6.4 million, or 41%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the lower carrying value of the Company's homeowner contracts following the impairment charge recorded during the third quarter of 2023.

Depreciation and amortization expenses will vary both on an absolute dollar basis and as a percentage of revenue depending on our level of investment in property and equipment and the rate at which we complete portfolio transactions and strategic acquisitions to support the growth of our business. We currently expect our depreciation and amortization expenses to start to decline.

Impairment of Long-lived Assets

Impairment of long-lived assets represents a non-cash impairment charge of $84.0 million recorded during the first quarter of fiscal year 2024, as it was determined that the fair value of our homeowner contracts asset was below the carrying amount of the asset. There were no long-lived asset impairment charges recorded during the first quarter of 2023. Refer to Note 6, Intangible Assets, Net and Goodwill to the condensed consolidated financial statements for more information.

Interest income, Interest expense and Other expense, net

	Three Months Ended March 31,

	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Interest income	$805	$1,578	$(773)	(49)%
Percentage of revenue	—%	1%
Interest expense	$(525)	$(723)	$198	(27)%
Percentage of revenue	—%	—%
Other income, net	$76	$2,157	$(2,081)	(96)%
Percentage of revenue	—%	1%

Interest income consists primarily of interest earned on our cash and cash equivalents. Interest income decreased by $0.8 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Interest expense consists primarily of interest payable and the amortization of deferred financing costs related to our outstanding debt arrangements. Interest expense decreased by $0.2 million, or 27%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Other income, net, consists primarily of the change in fair value of the contingent earnout share consideration represented by our Class G Common Stock, the change in fair value of Vacasa Holdings warrant derivative liabilities, and foreign currency exchange gains and losses. Other income, net decreased by $2.1 million, or 96%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in other income, net, was primarily due to no change in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the three months ended March 31, 2024, compared to a $1.9 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the three months ended March 31, 2023.

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

	Three Months Ended March 31,

	2024	2023
	(in thousands, except GBV per Night Sold)
Gross Booking Value ("GBV")	$427,272	$521,331
Nights Sold	1,258	1,432
GBV per Night Sold	$340	$364

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

For the three months ended March 31, 2024, GBV decreased by 18% to $427.3 million, compared to the same period in 2023. The decrease was primarily driven by a decrease in the number of homes on our platform, lower guest demand, and, we believe, increased supply in the market.

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

For the three months ended March 31, 2024, Nights Sold decreased by 12% to 1.3 million, compared to the same period in 2023. The decrease in Nights Sold was primarily due to a decrease in the number of homes on our platform, lower guest demand, and, we believe, increased supply in the market.

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

For the three months ended March 31, 2024, GBV per Night Sold decreased by 7% to $340, compared to the same period in 2023. The decrease in GBV per Night Sold was primarily due to a decrease in the number of homes on our platform, lower guest demand, and, we believe, increased supply in the market.

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

In the three months ended March 31, 2024, Adjusted EBITDA was $(36.3) million, compared to $(12.0) million for the same period in 2023. The unfavorable change in Adjusted EBITDA is a reflection of the changes in our revenue, operating costs, and expenses, as discussed above. Adjusted EBITDA as a percentage of Revenue was (17)% for the three months ended March 31, 2024, compared to (5)% for the three months ended March 31, 2023.

The following table reconciles net loss to Adjusted EBITDA:

	Three Months Ended March 31,

	2024	2023
	(in thousands, except percentages)
Net loss	$(140,916)	$(43,612)
Add back:
Depreciation and amortization of intangible assets	13,123	20,687
Impairment of long-lived assets	84,000	—
Interest income	(805)	(1,578)
Interest expense	525	723
Other expense, net	(76)	(2,157)
Income tax expense	1,418	363
Equity-based compensation	3,070	4,141
Business combination costs(1)	60	59
Restructuring(2)	3,281	9,366
Adjusted EBITDA	$(36,320)	$(12,008)
Adjusted EBITDA as a percentage of Revenue	(17)%	(5)%

(1) Represents certain insurance costs from the strategic acquisition of TurnKey that are expected to be amortized through the first quarter of 2027.

(2) Represents costs associated with workforce reductions, consulting costs associated with our restructuring efforts, and certain right-of-use asset impairment costs related to the Company's leased corporate office space in Portland, Oregon and Boise, Idaho.

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

	Three Months Ended March 31,

	2024	2023
	(in thousands)
Cost of revenue	$105,738	$124,131
Less: equity-based compensation	(20)	(44)
Less: restructuring(1)	(96)	(776)
Non-GAAP cost of revenue	$105,622	$123,311

Operations and support	$59,984	$60,813
Less: equity-based compensation	(84)	(366)
Less: restructuring(1)	(563)	(1,879)
Non-GAAP operations and support	$59,337	$58,568

Technology and development	$15,306	$14,273
Less: equity-based compensation	(612)	(394)
Less: restructuring(1)	—	(177)
Non-GAAP technology and development	$14,694	$13,702

Sales and marketing	$49,443	$57,504
Less: equity-based compensation	(481)	(1,011)
Less: restructuring(1)	(905)	(1,674)
Non-GAAP sales and marketing	$48,057	$54,819

General and administrative	$21,732	$25,707
Less: equity-based compensation	(1,873)	(2,326)
Less: business combination costs(2)	(60)	(59)
Less: restructuring(1)	(1,717)	(4,860)
Non-GAAP general and administrative	$18,082	$18,462

(1) Represents costs associated with workforce reductions, consulting costs associated with our restructuring efforts, and certain right-of-use asset impairment costs related to the Company's leased corporate office space in Portland, Oregon and Boise, Idaho.

(2) Represents certain insurance costs from the strategic acquisition of TurnKey that are expected to be amortized through the first quarter of 2027.

Liquidity and Capital Resources

Since our founding, our principal sources of liquidity have been from proceeds we have received through the issuance of equity and debt financing. We have incurred significant operating losses and generated negative cash flows from operations as we have invested to support the growth of our business. To execute on our strategic initiatives and our Reorganization, on an annual basis, we have incurred and will continue to incur operating losses and generate negative cash flows from operations now and in the future, and as a result, we require and will continue to need additional capital resources. These capital resources may be obtained through drawing on our existing Revolving Credit Facility, which is discussed in more detail below, additional equity offerings, which would dilute the ownership of our existing stockholders, or additional debt financings, which may contain covenants that restrict the operations of our business. In the event that additional financing is required from outside sources, we may not be able to raise the financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

As of March 31, 2024, we had cash and cash equivalents of $109.1 million. We experienced more variable demand than is typical in the three months ended March 31, 2024, as well as fewer close-to-stay bookings than normal in the last few weeks of the quarter, and, as a result, our cash position did not build as expected in the period. As of March 31, 2024, $81.6 million was available for borrowing under our Revolving Credit Facility (as defined below). Our primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures and other general corporate purposes. On May 8, 2024, the Company drew $81.0 million under the Revolving Credit Facility to supplement our cash position. Refer to Note 15, “Subsequent Events” for further details. Significant fluctuations in our cash position, continued decreases in the number of homes on our platform, lower guest demand and variable booking patterns, the impact of the Reorganization on our business and other adverse changes impacting the Company may result in us seeking additional financing opportunities as the Company continues to evaluate its liquidity needs. In the future, we expect to need cash to make payments under our tax receivable agreement with the holders of Vacasa Holdings' equity prior to the business combination (the "Tax Receivable Agreement"). However, until the Company achieves profitability, significant amounts are unlikely to become payable under the Tax Receivable Agreement. For more details regarding the Tax Receivable Agreement, see our 2023 Annual Report. We expect our operations will continue to be financed primarily by equity offerings, debt financing, and cash and cash equivalents. We believe our existing sources of liquidity will be sufficient to fund operations, working capital requirements, capital expenditures, and debt service obligations for at least the next 12 months.

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain new homeowners and guests that utilize our services, guest demand and booking patterns, the impact of the Reorganization on our business, the continuing market acceptance of our offerings, the timing and extent of spending to enhance our technology, and the expansion of sales and marketing activities. Further, we may enter into arrangements to acquire or invest in businesses, products, services, and technologies in the future.

Revolving Credit Facility

In October 2021, we entered into a credit agreement, which, as subsequently amended in December 2021 and June 2023 (as amended, the "Credit Agreement"), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million ("Revolving Credit Facility"). The Revolving Credit Facility includes a sub-facility for letters of credit in an aggregate face amount of $40.0 million, which reduces borrowing availability under the Revolving Credit Facility. As of March 31, 2024, there were no borrowings outstanding under the Revolving Credit Facility. As of March 31, 2024, $23.4 million of letters of credit were issued under the Revolving Credit Facility, and $81.6 million was available for borrowings. Following the May 8, 2024 draw, the remaining borrowing capacity under the Revolving Credit Facility was $0.6 million.

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

See Note 8, Debt to our condensed consolidated financial statements for additional information.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,

	2024	2023
	(in thousands)
Net cash provided by operating activities	$92,827	$158,636
Net cash used in investing activities	(1,959)	(4,304)
Net cash used in financing activities	(5,046)	(9,203)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(256)	(534)
Net increase in cash, cash equivalents and restricted cash	$85,566	$144,595

Operating Activities

Net cash provided by operating activities was $92.8 million for the three months ended March 31, 2024, primarily due to a net loss of $140.9 million, offset by $103.8 million of non-cash items including credit loss expense, depreciation, amortization of intangible assets, impairment of long-lived assets, reduction in the carrying amount of operating lease right-of-use assets, and equity-based compensation expense. Additional sources of cash flows resulted from changes in working capital, including a $61.9 million increase in funds payable to owners, a $37.7 million increase in deferred revenue and future stay credits, a $15.8 million increase in hospitality and sales taxes payable, and a $9.8 million increase in accounts payable.

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

Investing Activities

Net cash used in investing activities was $2.0 million for the three months ended March 31, 2024, due to $1.4 million of cash paid for capitalized internally developed software costs and $0.5 million of cash paid for purchases of property and equipment.

Net cash used in investing activities was $4.3 million for the three months ended March 31, 2023, primarily due to $2.6 million of cash paid for capitalized internally developed software costs and $1.1 million of cash paid for purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $5.0 million for the three months ended March 31, 2024, primarily due to $3.4 million of cash payments for business combinations and $1.7 million of repayment of financed insurance premiums.

Net cash used in financing activities was $9.2 million for the three months ended March 31, 2023, primarily due to $7.9 million of cash payments for business combinations and $1.7 million of repayment of financed insurance premiums.

Material Cash Requirements from Contractual and Other Obligations

As of March 31, 2024, there were no material changes outside the ordinary course of business to the contractual obligations from the information disclosed in our 2023 Annual Report.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies and estimates from those disclosed in our 2023 Annual Report. For a description of our critical accounting policies, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2023 Annual Report.

Impairment of Long-lived Assets

Description

As discussed in Note 6, Intangible Assets, Net and Goodwill to our condensed consolidated financial statements, we performed a long-lived impairment assessment as of March 31, 2024, which resulted in homeowner contract asset impairment charges of $84.0 million. The fair value estimate of our homeowner contracts was based on the income approach calculated using the present value of estimated future cash flows. We prepared cash flow projections based on management's estimates of future revenue and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. We based the discount rate on the weighted-average cost of capital considering company-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows.

Judgments and Uncertainties

Future revenue, homeowner retention, and the discount rate applied were the significant assumptions used in the income approach used to determine the fair value of our homeowner contract assets. The fair value calculation is highly sensitive to changes in these assumptions.

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

Impairment of Goodwill

Description

As discussed in Note 6, Intangible Assets, Net and Goodwill to our condensed consolidated financial statements, we performed a quantitative goodwill impairment assessment as of March 31, 2024. The goodwill impairment assessment did not result in goodwill impairment charges as of March 31, 2024 as the fair value estimate of the Company's single reporting unit exceeded its carrying amount. The fair value estimate of our single reporting unit was derived from a combination of an income approach and a market approach. Under the income approach, we estimated the fair value of the reporting unit based on the present value of estimated future cash flows. We prepared cash flow projections based on management's estimates of future revenue and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. We based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimated the fair value of the reporting unit based on revenue market multiples derived from comparable publicly traded companies with similar characteristics as the reporting unit, as well as an estimated control premium.

Judgments and Uncertainties

Future revenue, operating profit margins, and the discount rate applied were the significant assumptions used in the income approach used to determine the fair value of our single reporting unit. The forecasted revenue, comparable publicly traded companies selected, and estimated control premium were the significant assumptions used in the market approach. The concluded fair value of our single reporting unit, based on a combination of the income and market approach, was reconciled to our market capitalization. The excess of the concluded fair value over our market capitalization represents an implied control premium, which we reviewed for reasonableness by comparison to observed transaction premiums, premium studies, and consideration of specific attributes of the Company. The fair value conclusion is highly sensitive to changes in these assumptions. Changes in the significant assumptions used to determine the fair value of our homeowner contracts assets would also impact the carrying value of our single reporting unit and the resulting goodwill impairment charge.

Effect if Actual Results Differ from Assumptions

If the actual results are not consistent with the assumptions and judgments we have made in determining the fair value of our single reporting unit, an impairment loss may result. In the event that our estimates vary from actual results, we may record impairment losses, which could be material to our results of operations.

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

Interest Rate Fluctuation Risk

We are exposed to interest rate risk related primarily to our investment portfolio and in connection with borrowings under our Revolving Credit Facility. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities, along with interest expense and interest payments made pursuant to our Revolving Credit Facility.

On May 8, 2024, the Company drew $81.0 million under the Revolving Credit Facility, which is susceptible to interest rate risk, to supplement our cash position. If we engage in additional financing opportunities, such financing may also expose the Company to interest rate risk.

Our cash and cash equivalents primarily consist of cash deposits and marketable securities. We do not enter into investments for trading or speculative purposes. Because our cash equivalents generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates in connection with our investments. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of March 31, 2024.

As we did not have any borrowings under our Revolving Credit Facility as of March 31, 2024, we were not exposed to the risk related to fluctuations in interest rates under our Revolving Credit Facility.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 13, Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report, is incorporated herein by reference.

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

Risks Related to Our Business and Industry

We may not successfully execute or achieve the expected benefits of the Reorganization and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or negatively impact our cash flows and profitability and adversely affect our business.

In May 2024, we announced the Reorganization, which is intended to, among other things, reduce certain fixed costs in our business, accelerate the transformation of our business to a model focused more on local market accountability and execution, and promote greater efficiency and realign our business and strategic priorities, and will involve significant structural changes to the way we run our business, including a significant reduction in our corporate and central operations personnel and functions. The Reorganization will result in our local operations teams assuming more of the management and business responsibilities of their markets, including marketing and unit acquisition, which will be new or more significant responsibilities for these teams. Our local operations teams may not be successful in managing and growing their markets, or in retaining homeowners and attracting guests to the platform. Additionally, our local operations teams may have difficulty attracting and retaining the personnel needed to run the necessary operations. Such implementation risks could materially adversely affect our business, results of operations, and financial condition. As a result of the Reorganization, we are significantly reducing the size of our central sales team, and reorganizing the sales force to more closely align with individual markets. Similarly, we are reducing and realigning other central office support teams, including product and technology, finance and accounting, legal, human resources and marketing. The Reorganization will also result in more targeted sales and marketing efforts, and a shift in technology strategy from only proprietary in-house development to consideration of third-party off-the-shelf solutions along with targeted proprietary development of differentiating technology. The implementation and execution of the Reorganization measures are subject to significant risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale. As such, the Reorganization may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Implementation of the Reorganization may be costly and disruptive to our business; we may not realize the expected benefits from our change in technology strategy; the expected costs and charges may be greater than we have forecasted; and the estimated cost savings may be lower than we have forecasted. If we are unable to successfully implement our Reorganization, we may not realize all or any of the anticipated benefits thereof, which could adversely affect our business, financial condition, and results of operations, including our profitability, cash flow and liquidity needs and availability.

Additionally, certain aspects of the Reorganization, such as severance costs associated with reducing our headcount, could negatively impact our cash flows. Our initiatives have resulted, and could in the future result in, personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees, any of which could adversely impact our business, results of operations, and financial condition. Unfavorable publicity about us or any of our strategic initiatives, including our Reorganization, could result in reputational harm and could diminish confidence in, and the use of, our products and services, which could adversely affect our business, financial condition and results of operations. For example. the Reorganization may result in negative perceptions among homeowners and our distribution partners regarding our business and financial condition, See “— Maintaining and enhancing our brand and reputation is critical to our future growth, and negative publicity could damage our brand and thereby harm our ability to compete effectively, and could materially adversely affect our business, results of operations, and financial condition.” The Reorganization has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments—Workforce Reduction Plans.”

Any indebtedness we may incur from time to time could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

As described elsewhere in this Quarterly Report under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility,” in October 2021, we entered into a Revolving Credit Facility, which, as subsequently amended in December 2021 and June 2023, provides for senior secured borrowings in an aggregate principal amount of up to $105.0 million, which amount may be borrowed and repaid from time to time. As of March 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility. As of March 31, 2024, $23.4 million of letters of credit were issued under the Revolving Credit Facility, and $81.6 million was available for borrowings. On May 8, 2024, the Company drew $81.0 million under the Revolving Credit Facility to supplement our cash position. Refer to Note 15, “Subsequent Events” for further details.

If we cannot generate sufficient cash flows from operations to service the amounts we borrow under the Revolving Credit Facility or to maintain our ongoing operations, we may need to refinance, dispose of assets, issue equity to obtain necessary funds, or seek additional sources of liquidity. We do not know whether we will be able to do any of this on a timely basis, on terms satisfactory to us, or at all. In addition, indebtedness could have important consequences, including, but not limited to:

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

The agreement governing the Revolving Credit Facility also contains, and any agreements evidencing or governing other future indebtedness may also contain, certain financial covenants and financial reporting and other requirements, as described elsewhere in this Quarterly Report under Part I, Item 2. under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility.” Our ability to comply with these covenants and requirements may be affected by events and factors beyond our control. We may not be able to generate sufficient revenue or maintain sufficient liquidity to meet the financial covenants (at such time as we are required to do so) or pay any principal and interest due under the Revolving Credit Facility when required. If we fail to make payments or otherwise experience an event of default thereunder, the lending banks would be permitted to take certain actions, including terminating all outstanding commitments and declaring all amounts to be immediately due and payable and would have the right to proceed against the collateral granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition. Furthermore, future working capital, borrowings, or equity financing could be unavailable to repay or refinance amounts borrowed under the Revolving Credit Facility. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our Class A Common Stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

We have incurred net losses in each year since inception, and we may not be able to achieve profitability.

We incurred net losses of $528.2 million, $332.1 million, and $154.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. Historically, we have invested significantly in efforts to grow our homeowner base, both through our individual and portfolio strategies, as well as through strategic acquisitions, to grow our guest community and to improve our platform technology.

As a result of the Reorganization, we are significantly reducing the size of our central sales team, and reorganizing the sales force to more closely align with individual markets. Similarly, we are reducing and realigning other central office support teams, including product and technology, finance and accounting, legal, human resources and marketing. While these actions are expected to reduce the Company's total operating expenses, if our revenue continues to decline, it may not be enough to offset our current and future operating expenses, we will not achieve profitability in future periods and our net losses may increase. Additionally, the reduction in the size of our sales force may reduce the number of units onboarded to our platform, which may slow potential growth in revenue.

Revenue may continue to decline for a number of possible reasons, many of which are beyond our control, including slowing demand for our offerings, listing growth constraints, increasing competition, changing travel patterns or any of the other factors discussed in this “Risk Factors” section and the "Risk Factors" section of the 2023 Annual Report. Certain types of homes and certain regions in which we operate result in listings with lower commission rates and/or lower service fees, which could have a materially negative impact on our overall operating margins. We have experienced, and in the future may experience, fluctuations and high volatility in operating costs and expenses. We incurred operating costs and expenses of $1,655.3 million, $1,578.9 million and $1,014.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. In addition, we have changed, and may in the future reduce, our commission rates and service fees for strategic or competitive reasons. Failure to increase our revenue or manage the increase in our operating expenses could prevent us from achieving or sustaining profitability as measured by net income, operating income, or Adjusted EBITDA at all or on a consistent basis, or could significantly impair our future outlook or cash position, which would cause our business, results of operations and financial condition to suffer and the market price of our Class A Common Stock to decline.

Our business and operations experienced rapid historical growth, which strained our resources, and the Reorganization may further limit our ability to improve our systems, processes and controls, which could adversely affect our business, results of operations, financial condition and prospects.

The rapid historical growth and expansion of our business has placed a continuous and significant strain on our management, operational, financial and other resources. As part of the Reorganization, we are reducing and realigning our central corporate teams, which may limit our ability to continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our customer service and support capabilities, our relationships with various distribution partners and other third parties, and our ability to manage operations, headcount and processes.

We may not be able to sustain the pace of improvements to our platform and services, or successfully develop and introduce new offerings or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage our business and to forecast our revenue, expenses, and net income (loss) accurately, or to prevent losses.

In addition, we may find it difficult to maintain our corporate culture while managing our workforce. Any failure to manage our workforce or organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives. Additionally, our productivity and the quality of our offerings may be adversely affected if we do not integrate and train our new employees quickly and effectively. Failure to manage our historical growth, and any future growth, effectively could result in increased costs, negatively affect homeowner and guest satisfaction and adversely affect our business, results of operations, financial condition and growth prospects.

Our past growth may not be indicative of our future prospects, and revenue has decreased and may continue to decrease in the future. Our historical growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful.

Our past growth may not be indicative of our future prospects, and revenue has decreased and may continue to decrease in the future. Our past growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful. Our total revenue for the three months ended March 31, 2024 and 2023 was $209.5 million and $256.9 million, respectively, representing a decrease in revenue of 18% Our ability to avoid further declines in our revenue depends on maintaining our existing homes on our platform, the growth of supply of new homes for our platform and demand for vacation rentals on our and our distribution partners platforms. Our business is also affected by general economic and business conditions worldwide, as well as trends in the global travel and hospitality industries, all of which can adversely impact our growth. In addition, we believe that our revenue growth depends upon a number of additional factors, including other risks described elsewhere in this Quarterly Report and the 2023 Annual Report.

A softening of demand for our offerings or our accommodations category, whether caused by events outside of our control, such as a pandemic, epidemic or outbreak of infectious disease, changes in homeowner and guest preferences, any of the other factors described elsewhere in this Quarterly Report and the 2023 Annual Report or otherwise, may impair our ability to grow our revenue. If our revenue continues to decline, or our growth rates do not meet expectations, we may not achieve profitability, and our business, results of operations, and financial condition could be materially adversely affected.

In addition, our historical growth has made and may continue to make it difficult to evaluate our current business and future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in changing industries that may prevent us from achieving the objectives discussed elsewhere in this Quarterly Report and the 2023 Annual Report. If we fail to achieve the necessary level of efficiency in our organization, or if we are not able to accurately forecast future growth or decline, our business would be adversely affected. Moreover, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our industry and the markets in which we operate, or if we are unable to maintain consistent revenue or revenue growth, the market price of our Class A Common Stock may continue to be volatile, and it may be difficult to achieve and maintain profitability.

The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment and face significant competition in attracting and retaining homeowners and guests.

Homeowners primarily choose between self-managing their homes or using a local vacation rental management business to list and care for their homes and in some cases adopt a hybrid approach using a third-party provider to help with guest demand generation, pricing, booking and support, while the owner takes care of the home. Homeowners who self-manage are able to list on third-party sites such as Airbnb, Booking.com, Evolve, and Vrbo and may choose to leverage additional third-party software tools to handle aspects of the process such as pricing or scheduling, or homeowners may fully self-manage. We compete for homeowners based on many factors, including the volume and pricing of bookings generated by guests on our platform and those of our distribution partners; ease of onboarding onto our platform; the service fees and commissions we charge; the owner protections we offer, such as our accommodation protection programs; our cancellation policies; and the strength of our brand. We also compete to retain homeowners who are currently using our platform, as homeowners can choose to discontinue their contractual arrangements with us at any time.

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

As a publicly traded company, we are required to make certain public disclosures about our business, strategy, and financial results that other property managers are not required to make, and which may provide them with insights into our business and our strategy that would not otherwise be available to them. This may, in turn, allow them to compete more effectively against us for homeowners. Additionally, such disclosures may result in negative perceptions among homeowners regarding our business and financial condition, which may make it more difficult for us to retain homeowners than for our competitors who are not required to make similar disclosures.

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

Our business depends on our ability to maintain our market share, attract new vacation rental homeowners to our platform, maintain relationships with our existing homeowner base, and on homeowners allowing us to make their homes available for rent through our service. If our sales personnel are unable to accurately identify and convert a sufficient number of prospective homeowners, if they fail to accurately predict the rental revenue of these homeowners’ properties on our platform, or if our sales and marketing efforts are otherwise unsuccessful, our revenue and growth prospects could be materially and adversely affected. Such risks may be exacerbated as a result of the Reorganization. Our company and the broader vacation rental industry have seen elevated levels of homeowners changing property managers or moving to self-management in recent periods. We have also recently seen an increase in the supply of rental units available, in a number of markets, which have reduced and can continue to reduce demand for the units we manage and put pressure on our revenue per available night. The number of homes we manage on our platform decreased by approximately 5% during the year ended December 31, 2023. If we do not maintain existing homeowners and the availability of their homes on our platform, and maintain or increase our market share, our revenue and growth prospects could be materially and adversely affected. Homeowners can also limit the number of nights available through our services, and these practices are outside of our direct control. If homeowners do not establish or maintain availability of their vacation rentals, or if the number of Nights Sold declines for a particular period, then our revenue would decline and our business, results of operations, and financial condition would be materially adversely affected.

In addition, homeowners may, at any time, elect to terminate their contractual arrangements with us, if we cannot attract prospective guests to our platform, generate sufficient guest bookings and create attractive returns to homeowners. If we are unable to retain or add homeowners, we may be unable to offer a sufficient supply of properties to attract guests to our platform. If we are unable to attract and retain individual homeowners in a cost-effective manner, or at all, our business, results of operations, and financial condition and cash flows would be materially adversely affected. The announced Reorganization may also impact service levels or perceived service levels, from local and or corporate functions, which may further impact our ability to attract and retain homeowners.

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
•the occurrence of events beyond our control, such as a pandemic, epidemic or outbreak of infectious disease, increased or continuing restrictions on travel and immigration, trade disputes, economic downturns or recession, significant labor shortages, political, civil or social unrest, and the impact of climate change on travel (including fires, floods, severe weather and other natural disasters) and seasonal destinations; and
•other risks described elsewhere in this Quarterly Report.

In addition, for guests who book directly with us, if our platform is not easy to navigate, guests have an unsatisfactory experience on our platform, the listings and other content provided on our platform are not displayed effectively to guests, we fail to make our brand known to guests during their rental experience or we fail to provide a rental experience in a manner that meets rapidly changing demand, each of which may be exacerbated as a result of the Reorganization, then we could fail to convert first-time guests into repeat customers, which would materially adversely affect our business, results of operations, and financial condition.

Our customer support function is critical to the success of our platform, and any failure to provide high-quality service could affect our ability to retain our existing homeowners and guests and attract new ones.

Our ability to provide high-quality support to our homeowners and guests is important for the growth of our business and any failure to maintain such standards of customer support, or any perception that we do not provide high-quality service, could adversely affect our ability to retain and attract homeowners and guests. Meeting the customer support expectations of our homeowners and guests requires a substantial customer support team and significant investment in staffing, technology, including automation and machine learning to improve efficiency, infrastructure, policies, and customer support tools. The failure to develop or invest in the appropriate technology, infrastructure, policies, and customer support tools, or to manage or properly train our local operations or customer support teams, could compromise our ability to resolve questions and complaints quickly and effectively. Growth in the number of homeowners and guests using our platform will put additional pressure on our customer support and on our technology organizations. Our service is staffed based on business forecasts. Any volatility in those forecasts could lead to staffing gaps that could impact the quality of our service. We have in the past experienced and may in the future experience substantial delays or other issues in responding to requests for customer support, which may reduce our ability to effectively retain homeowners and guests.

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

When a homeowner or guest has a poor experience on our platform or with our service, we may issue refunds or future stay credits, or make other payments, such as in respect of lost or damaged property, all of which reduce our revenue. A robust customer support effort is costly, and we expect such costs to continue to rise in the future. If we incur such increases in costs without a corresponding increase in revenue, this could materially adversely affect our business, results of operations, and financial condition.

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

The growth of our business depends, in part, on our ability to maintain our relationships with our existing distribution partners and to identify, develop, and maintain strategic relationships with additional distribution partners, particularly as we continue to grow our brand recognition and our own booking platform. For the years ended December 31, 2023, 2022 and 2021, we generated approximately 60%, 70%, and 70%, respectively, of our GBV through our distribution partners. The impairment or termination of any of these relationships, the failure of our distribution partners to effectively market our listings and provide satisfactory user experiences, or service disruptions, outages, and other technical performance problems experienced by our distribution partners or on their platforms could materially and adversely affect our business, results of operations and financial condition. Our agreements with our existing distribution partners are non-exclusive, meaning our distribution partners can and do provide guests looking for vacation rentals with access to listings other than ours. Our distribution partners are not required to continue to market our listings, and may take actions that promote their or other third-party listings above ours. Additionally, our relationships with, or presentation of our units by our distribution partners may be adversely affected due to negative perceptions of our business or financial condition, or of the homes we manage. In addition, certain of these companies are now, or may in the future become, competitors of ours. While we view our distribution partners more as partners than competitors and believe our relationships with these parties are mutually beneficial, we cannot guarantee that our distribution partners will continue to share this view. If our distribution partners view us as competitive, they could limit our access to their platforms, allow access only at an unsustainable cost, or make changes to their platforms that make our listings less desirable to users or harder to access.

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

We believe that awareness of our brand among potential homeowners and guests is an important aspect of our efforts to increase traffic on our platform and grow our revenue. We have historically invested considerable resources to drive homeowner and guest acquisition and increase awareness regarding our brand; however, following the Reorganization, we expect to reduce our investment in sales and marketing activities, in favor of allowing local operations teams to drive more sales and marketing in their respective markets. Our changes to our marketing efforts may not be cost-effective or successful. If our competitors spend more on marketing efforts or are more effective in such efforts, we may not be able to maintain or grow traffic to our platform. Accordingly, our brand awareness and traffic on our platform may suffer and our revenue may be adversely impacted.

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

Any incident, whether actual or rumored, involving the safety or security of vacation rental homes, homeowners, guests, or other members of the public, fraudulent transactions, or incidents that are mistakenly attributed to Vacasa, and any resulting media coverage, could create a negative public perception of our platform, which would adversely impact our ability to attract homeowners and guests. In addition, when homeowners cancel reservations or if we fail to provide timely refunds to guests in connection with cancellations, guest perception of the value of our platform is adversely impacted and may cause guests to not use our platform in the future. The impact of these issues may be more pronounced if we are seen to have failed to provide prompt and appropriate customer support or if our platform policies are perceived to be too permissive or restrictive, or as providing homeowners and/or guests with unsatisfactory resolutions, each of which may be exacerbated as a result of the Restructuring. We have been the subject of media reports, social media posts, blog posts, and content in other forums that contain allegations about our business or activity on our platform that create negative publicity. As a result of these complaints and negative publicity, some homeowners have refrained from, and may in the future refrain from, listing with us, and some guests have refrained from, and may in the future refrain from, using our platform, which could materially adversely affect our business, results of operations, and financial condition.

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

We have incurred significant operating losses and generated negative cash flows from operations as we have been investing to support our business, and expect to continue to do so in the future as we execute on our strategic initiatives to return to growth in our business. Our future capital requirements and needs for additional financing will depend on many factors, including, but not limited to, our ability to execute on our Reorganization plan, our growth, our ability to attract and retain new homeowners and guests that utilize our services, the extent and profitability of any strategic transactions we enter into, the continuing market acceptance of our offerings, the timing and extent of spending to enhance our technology, the extent of our sales and marketing activities, and our cash flows, cash position and liquidity requirements. Our need for additional financing may also be impacted by the seasonality of our business. Our cash and working capital tends to be highest in the second quarter and lowest in the fourth quarter of the year. On May 8, 2024, the Company drew $81.0 million under the Revolving Credit Facility to supplement our cash position and the Company continues to evaluate its liquidity needs in light of market conditions and expected cash flows. If our working capital reserves are inadequate, we may be required to evaluate additional financing opportunities, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time. Additional financing may not be available to us on acceptable terms when required, or at all. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. In addition, our stockholders will experience additional dilution when stock appreciation rights holders and option holders exercise their rights to purchase our Class A Common Stock under our equity incentive plans, any restricted stock units or performance stock units we may grant from time to time vest and settle, we issue equity awards to our employees under our equity incentive plans, or we otherwise issue additional equity interests.

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

We cannot guarantee that we will be able to attract and retain the personnel we need. Our business requires highly skilled personnel, including executive-level employees, who are in high demand and are often subject to competing offers.

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

To attract and retain key personnel, we use various measures, including both cash and equity incentive programs. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our programs or by future arrangements may not be effective. We have a number of current employees who hold equity in our company. It may be difficult for us to continue to retain and motivate these employees, and the value of their holdings could affect their decisions about whether or not they continue to work for us. Our ability to attract, retain, and motivate employees may be adversely affected by declines in our stock price. If we issue significant equity to attract employees or to retain our existing employees, we would incur substantial additional equity-based compensation expense and the ownership of our existing stockholders would be further diluted.

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

Potential indicators of impairment include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. If one or more of these impairment indicators occur or intensify, this could result in an impairment of long-lived assets or further impairment of goodwill. The Company performed a quantitative impairment assessment as of September 30, 2023, which resulted in long-lived asset and goodwill impairment charges of $46.0 million and $411.0 million, respectively. Additionally, the Company performed a quantitative impairment assessment as of March 31, 2024, which resulted in long-lived asset impairment charges of $84.0 million. No other material impairment charges were taken as of March 31, 2024.

Future impairment of our long-lived assets or goodwill could be material and could adversely affect our results of operations and financial condition.

We may experience significant fluctuations in our results of operations from quarter to quarter and year to year as a result of seasonality and other factors, which make it difficult to forecast our future results.

Our results of operations may vary significantly from quarter to quarter and year to year and are not an indication of our future performance. Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate has unique seasonality, events, and weather that can increase or decrease demand for our offerings. Certain holidays can have an impact on our revenue by increasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, our second and third quarters have higher revenue due to increased Nights

Sold. Our GBV typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our hourly staffing to handle increased activity on our platform in those periods. Our business is also subject to fluctuations in available working capital. Our cash and working capital tends to be highest in the second quarter and lowest in the fourth quarter of the year. Fluctuations or changes in these seasonal patterns may adversely affect our financial results and business condition, including our position. On May 8, 2024, the Company drew $81.0 million under the Revolving Credit Facility to supplement our cash position. If our working capital reserves are inadequate, we may be required to seek additional sources of capital, which may not be available or may come with undesirable terms. In such event, our ability to support our business and return our operations to growth, respond to business challenges and opportunities, and execute our growth strategy would be significantly limited, and our business, results of operations, and financial condition would be materially adversely affected.

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
•the impacts of the Reorganization and our ability to execute on this plan;
•our ability to grow our business and effectively manage that growth;
•increased competition;
•our ability to expand our operations in new and existing regions;
•changes in governmental or other regulations affecting our business;
•changes to our internal policies or strategies;
•harm to our brand or reputation; and
•other risks described elsewhere in this Quarterly Report and the 2023 Annual Report.

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

If we fail to invest adequate resources into the payment processing infrastructure on our platform, or if our investment efforts are unsuccessful or unreliable, our payments activities may not function properly or keep pace with competitive offerings, which could adversely impact their usage. Further, our ability to expand our payments activities into additional countries is dependent upon the third-party providers we use to support these activities. If we expand the availability of our payments activities to additional geographic regions or begin to offer new payment methods to our homeowners and guests in the future, we may become subject to additional regulations and compliance requirements, and exposed to heightened fraud risk, which could lead to an increase in our operating expenses.

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

The tax regimes we are subject to or operate under, including income and non-income (including indirect) taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially adversely affect our results of operations and financial condition. For example, the Organization for Economic Co-Operation and Development ("OECD") has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which has been, is being or may be implemented in many jurisdictions. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes applicable to us. We cannot predict whether the U.S. Congress or any other governmental body, whether in the United States or in other jurisdictions, will enact new tax legislation (including increases to tax rates), whether the U.S. Internal Revenue Service or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have. However, changes to existing laws and regulations could adversely affect our business, results of operations and financial condition.

In addition, we are subject to a variety of taxes and tax collection obligations in the United States (federal, state, and local) and numerous foreign jurisdictions. A number of jurisdictions have proposed or implemented new tax laws or interpreted existing laws to explicitly apply various taxes to businesses like ours, and are increasing their enforcement actions with respect to such laws. Laws and regulations relating to taxes vary greatly among jurisdictions, and it is difficult or impossible to predict how such laws and regulations will be applied. The application of indirect taxes to activities such as ours is a complex and evolving issue, and responding to tax audits and other tax-related inquiries can be time consuming and expensive.

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

On December 6, 2021, we consummated the business combination (the "Business Combination") contemplated by that certain business combination agreement, dated as of July 28, 2021 (as amended, the "Business Combination Agreement"), by and among TPG Pace, Vacasa Holdings, Turnkey Vacations, Inc., a Vacasa Holdings equity holder ("TK Newco"), certain other Vacasa Holdings equity holders (together with TK Newco, the "Blockers"), us, and certain other parties, pursuant to which, among other things, TPG Pace merged with and into us, following which the separate corporate existence of TPG Pace ceased, and we became the surviving corporation. As the successor to these merged entities, Vacasa, Inc. has generally succeeded to and is responsible for any outstanding or historical tax liabilities of the merged entities, including any liabilities that might be incurred as a result of the mergers described in the previous sentence. The pre-Business Combination owners of the Blockers will not indemnify Vacasa, Inc. for any such liabilities, and such liabilities could have an adverse effect on our liquidity and financial condition.

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

We have entered into the tax receivable agreement (the "Tax Receivable Agreement") with the Existing VH Holders (other than the holders of Vacasa Holdings unit appreciation rights and other than holders of options to purchase shares of TK Newco common stock, but including, for this purpose, current and former members of management that hold interests in Vacasa Holdings indirectly through a management holding vehicle), which we refer to in this Quarterly Report collectively as the “TRA Parties,” that provides for the payment by Vacasa, Inc. to such TRA Parties (or their transferees or assignees) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Vacasa, Inc. realizes (determined by using certain assumptions) in periods after the Business Combination as a result of (i) certain increases in tax basis that occur as a result of (A) any acquisition of OpCo Units from certain Existing VH Holders in the Business Combination, (B) exercises of the redemption rights under the OpCo LLC Agreement (the "Redemption Rights") by certain OpCo Unitholders to exchange their OpCo Units for shares of Class A Common Stock of or cash, and (C) payments made under the Tax Receivable Agreement; (ii) any net operating losses or certain other tax attributes that become available to Vacasa, Inc. to offset income or gain realized after the Blocker Mergers; (iii) any existing tax basis associated with assets of OpCo or its subsidiaries, the benefit of which is allocable to Vacasa, Inc. as a result of the exchanges of OpCo Units for Class A Common Stock of Vacasa, Inc. or cash; and (iv) tax benefits related to imputed interest deemed to be paid by Vacasa, Inc. as a result of any payments that Vacasa, Inc. makes under the Tax Receivable Agreement. The Tax Receivable Agreement makes certain simplifying assumptions regarding the determination of the cash savings that Vacasa, Inc. realizes or is deemed to realize from the covered tax attributes, which may result in payments pursuant to the Tax Receivable Agreement in excess of those that would result if such assumptions were not made.

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

Additionally, any adoption or amendments to any rules, regulations or laws requiring the Company to modify its guest fee structure or the way it presents its fees to guests could be difficult or costly to implement, and such implementation could negatively impact our site conversion rate, and those of our distribution partners, and, therefore, our revenue.

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

We have been, and expect to continue to be, a party to various legal and regulatory claims, litigation or pre-litigation disputes, and proceedings arising in the normal course of business, and as a result of actions such as the Reorganization. The number and significance of these claims, disputes, and proceedings have increased as our company has grown larger, the number of bookings has increased, awareness of our brand has grown, our presence on well-known platforms has increased, and the scope and complexity of our business has expanded, and we expect the number and significance of these claims, disputes and proceedings will continue to increase in the future.

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

Legal claims have been asserted against us for alleged discriminatory conduct undertaken by homeowners against certain guests (such as conduct relating to acceptance of service animals), and for our own platform policies or business practices. Changes to the interpretation of the applicability of fair housing, civil rights or other statutes to our business or the conduct of our users could materially adversely impact our business, results of operations, and financial condition. We may also become more vulnerable to third-party claims as U.S. laws such as the Digital Millennium Copyright Act ("DMCA") and the Stored Communications Act, and non-U.S. laws such as the European E-Commerce Directive, are interpreted by the courts or otherwise modified or amended, as our platform and services to our homeowners and guests continue to expand, and if we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable.

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

Adverse results in any regulatory audit, inquiry, litigation, legal proceedings, or claims may include awards of potentially significant monetary damages, including statutory damages for certain causes of action in certain jurisdictions, penalties, fines, injunctive relief, royalty or licensing agreements, or orders preventing us from offering certain services in a region or state. Moreover, many regulatory audits, inquiries, litigation, legal proceedings, or claims are resolved by settlements that can include both monetary and non-monetary components. Adverse results or settlements may result in changes in our business practices in significant ways, increased operating and compliance costs, and a loss of revenue. In addition, any litigation or pre-litigation claims against us, whether or not meritorious, are time consuming, require substantial expense, and could result in the diversion of significant operational resources. We use various software platforms that, in some instances, have limited functionality, which may impede our ability to retrieve records in the context of a governmental audit, inquiry or litigation. In addition, our insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. We expect regulatory audits, inquiries, litigation, legal proceedings, and other claims will continue to consume significant company resources and adverse results in future matters could materially adversely affect our business, results of operations, and financial condition.

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

We believe that focusing on the long-term best interests of our company and our consideration of all of our stakeholders, including our stockholders, homeowners, guests, employees, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term stockholder value. Therefore, we have made decisions, and may in the future make decisions, that we believe are in the long-term best interests of our company and our stockholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our Class A Common Stock. Our commitment to pursuing long-term value for the company and its stockholders, potentially at the expense of short- or medium-term performance, may materially adversely affect the trading price of our Class A Common Stock, including by making owning our Class A Common Stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term stockholder value, which may include changes to our platform to enhance the experience of our homeowners, guests, and the communities in which we operate, including by improving the trust and safety of our platform, changes in the manner in which we deliver customer support, investing in our relationships with our homeowners, guests, and employees, investing in and introducing new products and services, or changes in our approach to working with local or national jurisdictions on laws and regulations governing our business, or the Reorganization, may not result in the long-term benefits that we expect, in which case our business, results of operations, and financial condition, as well as the trading price of our Class A Common Stock, could be materially adversely affected.

Our principal stockholders have significant influence over us, including over decisions that require the approval of stockholders, and their interests may conflict with the interests of other stockholders.

On June 7, 2023, we entered into four individual director designation agreements (collectively, the "Director Designation Agreements" and each a "Director Designation Agreement") with (i) SLP Venice Holdings, L.P. and SLP V Venice Feeder I, L.P. (together with their affiliates, the "Silver Lake Stockholders"); ; (ii) RW Vacasa AIV LP, RW Industrious Blocker LP, Riverwood Capital Partners II (Parallel-B) L.P., RCP III Vacasa AIV, L.P., RCP III Blocker Feeder LP, Riverwood Capital Partners III (Parallel-B) L.P., RCP III (A) Blocker Feeder LP and RCP III (A) Vacasa AIV L.P. (together with their affiliates, the “Riverwood Stockholders”); (iii) LEGP I VCS, LLC, LEGP II VCS, LLC, Level Equity Opportunities Fund 2015, L.P., Level Equity Opportunities Fund 2018, L.P., Level Equity - VCS Investors, LLC and LEGP II AIV(B), L.P. (together with their affiliates, the “Level Equity Stockholders”); and (iv) Mossytree Inc. (together with its affiliates, the “EB Stockholders”). The Director Designation Agreement with the EB Stockholders terminated on February 15, 2024 in accordance with its terms, as the EB Stockholders ceased to beneficially own the requisite amount of Shares (as defined therein).

In the aggregate, as of March 31, 2024, the Silver Lake Stockholders, the Riverwood Stockholders, and the Level Equity Stockholders controlled approximately 46.6% of the combined voting power of our Common Stock as a result of their ownership of Class A Common Stock and Class B Common Stock. The Director Designation Agreements contain director nominations rights so long as each holder continues to hold prescribed amounts of our Common Stock. As a result, these stockholders and their affiliates have significant influence over the management and affairs of our company and, if they were to decide to act together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of one or more of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of other stockholders.

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
•investors’ general perception of our company and our business, including as a result of the Reorganization;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation
S-K.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report are herein incorporated by reference or are filed with this Quarterly Report, in each case as indicated herein.

Exhibit Index

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File Number	Date	Exhibit	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41130	12/9/21	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41130	12/9/21	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vacasa, Inc. dated May 23, 2023.	8-K	001-41130	05/25/23	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vacasa, Inc. dated October 2, 2023.	8-K	001-41130	10/02/23	3.1
10.1#	Transition Agreement, dated February 24, 2024, between Vacasa LLC and John Banczak.					*
10.2#	Vacasa Annual Incentive Plan for Executives.	8-K	001-41130	02/16/24	10.1
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacasa, Inc.
(Registrant)

May 10, 2024	By:	/s/ Robert Greyber
(Date)	Name:	Robert Greyber
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 10, 2024	By:	/s/ Bruce Schuman
(Date)	Name:	Bruce Schuman
	Title:	Chief Financial Officer
(Principal Financial Officer)