Form 10-Q
period 2024-06-30
Vacasa, Inc.
filed 2024-08-09
CIK 1874944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 5, 2024, 15,514,987 shares of the registrant's Class A Common Stock were outstanding, 6,749,244 shares of the registrant's Class B Common Stock were outstanding, and 316,666 shares of the registrant's Class G Common Stock were outstanding.

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
•any indebtedness we may incur from time to time (including the Convertible Notes (as defined below)), our cash position, and our ability to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings, including that additional financing (including any Convertible Notes) may not be available on acceptable terms or at all, or could be dilutive to our stockholders or impose additional restrictive debt covenants on our activities;
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
•our ability to maintain and enhance relationships with distribution partners;
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
•any undetected errors on our platform;
•reliance on third-party service providers in connection with key aspects of our platform and operations;
•our ability to adapt to changes in technology and the evolving demands of homeowners and guests;
•our ability to protect our intellectual property and our data;
•our use of "open source" software;
•our use of artificial intelligence, or AI, in our business and risks related to cyberattacks, data security breaches, or other security incidents;
•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in the United States and internationally and our expectations regarding the impact of various laws, regulations, and restrictions that relate to our business;
•risks related to the ownership of our Class A Common Stock, including the significant influence our principal stockholders and holders of our Convertible Notes have over the Company; and
•those risks, uncertainties, and assumptions identified in Part I, Item 1A. "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report"), in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 ("Q1 2024 Quarterly Report") and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" in this Quarterly Report, and in our subsequent filings with the Securities and Exchange Commission.

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
•any indebtedness we may incur from time to time (including the Convertible Notes (as defined below)), our cash position, and our ability to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings, including that additional financing may not be available on acceptable terms or at all, or could be dilutive to our stockholders or impose additional restrictive debt covenants on our activities;
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
•our ability to maintain and enhance relationships with distribution partners;
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
•significant fluctuations in our results of operations from period to period, as a result of seasonality and other factors;
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
•Vacasa, Inc. will be required to pay the TRA Parties (as defined below) for certain tax benefits it may claim (or is deemed to realize) in the future;
•our ability to comply with federal, state, and foreign laws relating to privacy and data protection;
•risks related to cyberattacks, data security breaches, or other security incidents;
•our reliance primarily on Amazon Web Services to host and deliver our platform and on a number of other third-party service providers in connection with other key aspects of our platform and operations;
•any undetected errors in our platform, system capacity constraints, system or operational failures, or denial-of-service or other attacks;
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
•risks related to governmental economic and trade sanctions laws and regulations; and violation of anti-corruption laws;
•our Certificate of Incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our subsidiaries;
•our focus on the long-term best interests of our company and our consideration of all of our stakeholders;
•our principal stockholders and holders of our Convertible Notes have significant influence over us;
•volatility in the trading price of the shares of our Class A Common Stock;
•future sales of our Class A Common Stock in the public market, including as a result of any conversion of the Convertible Notes;
•our status as an “emerging growth company” within the meaning of the Securities Act; and
•our expectation not to pay any cash dividends on our Class A Common Stock in the foreseeable future.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

Vacasa, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	As of June 30,	As of December 31,

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$186,717	$88,049
Restricted cash	268,370	137,788
Accounts receivable, net	19,740	14,242
Prepaid expenses and other current assets	26,097	25,766
Total current assets	500,924	265,845
Property and equipment, net	52,603	56,717
Intangible assets, net	19,296	114,464
Goodwill	171,843	171,879
Other long-term assets	49,676	54,643
Total assets	$794,342	$663,548
Liabilities, Temporary Equity, and Equity
Current liabilities:
Accounts payable	$44,278	$30,353
Funds payable to owners	291,101	178,670
Hospitality and sales taxes payable	68,254	45,179
Deferred revenue	157,396	105,217
Future stay credits	246	584
Accrued expenses and other current liabilities	65,256	62,820
Total current liabilities	626,531	422,823
Long-term debt, net of current portion	81,000	—
Other long-term liabilities	28,942	33,079
Total liabilities	$736,473	$455,902
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	32,881	76,593
Equity:
Class A Common Stock, par value $0.00001, 1,000,000,000 shares authorized; 15,547,082 and 12,730,577 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.(1)	3	3
Class B Common Stock, par value $0.00001, 469,844,106 shares authorized; 6,751,481 and 9,340,553 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.(1)	2	2
Additional paid-in capital	1,362,061	1,372,618
Accumulated deficit	(1,335,384)	(1,240,850)
Accumulated other comprehensive loss	(1,694)	(720)
Total equity	24,988	131,053
Total liabilities, temporary equity, and equity	$794,342	$663,548
(1) Common stock shares issued and outstanding have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 11, Equity and Equity-Based Compensation for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Revenue	$248,976	$304,579	$458,448	$561,433
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	119,330	142,126	225,068	266,257
Operations and support	57,494	61,851	117,478	122,664
Technology and development	16,635	15,601	31,941	29,874
Sales and marketing	43,143	56,397	92,586	113,901
General and administrative	20,790	16,367	42,522	42,074
Depreciation	3,607	5,396	7,413	10,393
Amortization of intangible assets	1,781	15,187	11,098	30,877
Impairment of long-lived assets	—	—	$84,000	$—
Total operating costs and expenses	262,780	312,925	612,106	616,040
Loss from operations	(13,804)	(8,346)	(153,658)	(54,607)
Interest income	1,162	2,095	1,967	3,673
Interest expense	(428)	(589)	(953)	(1,312)
Other income, net	119	1,617	195	3,774
Loss before income taxes	(12,951)	(5,223)	(152,449)	(48,472)
Income tax expense	(147)	(419)	(1,565)	(782)
Net loss	$(13,098)	$(5,642)	$(154,014)	$(49,254)
Less: Net loss attributable to redeemable noncontrolling interests	(4,247)	(2,521)	(59,480)	(22,341)
Net loss attributable to Class A Common Stockholders	$(8,851)	$(3,121)	$(94,534)	$(26,913)
Net loss per share of Class A Common Stock(1):
Basic and diluted	$(0.59)	$(0.26)	$(6.64)	$(2.25)
Weighted-average shares of Class A Common Stock used to compute net loss per share(1):
Basic and diluted	15,017	12,054	14,229	11,950

(1) Weighted-average shares outstanding used in the computation of basic and diluted loss per share reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 11, Equity and Equity-Based Compensation for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Net loss	$(13,098)	$(5,642)	$(154,014)	$(49,254)
Foreign currency translation adjustments	(814)	(29)	(1,001)	(999)
Total comprehensive loss	$(13,912)	$(5,671)	$(155,015)	$(50,253)
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	(4,431)	(2,543)	(59,507)	(22,802)
Total comprehensive loss attributable to Class A Common Stockholders	$(9,481)	$(3,128)	$(95,508)	$(27,451)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2024	2023
Cash from operating activities:
Net loss	$(154,014)	$(49,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Credit loss expense	2,087	1,789
Depreciation	7,413	10,393
Amortization of intangible assets	11,098	30,877
Impairment of long-lived assets	84,000	—
Impairment of right-of-use assets	—	4,240
Future stay credit breakage	(105)	(955)
Reduction in the carrying amount of right-of-use assets	4,700	5,254
Deferred income taxes	—	(6)
Other gains and losses	816	(592)
Fair value adjustment on derivative liabilities	—	(3,364)
Non-cash interest expense	108	107
Equity-based compensation expense	5,179	8,031
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(7,570)	447
Prepaid expenses and other assets	6,137	13,874
Accounts payable	13,883	13,816
Funds payable to owners	112,216	161,159
Hospitality and sales taxes payable	23,023	35,680
Deferred revenue and future stay credits	51,778	85,932
Operating lease obligations	(4,955)	(5,367)
Accrued expenses and other liabilities	7,780	(2,995)
Net cash provided by operating activities	163,574	309,066
Cash from investing activities:
Purchases of property and equipment	(1,426)	(2,930)
Cash paid for internally developed software	(2,666)	(4,074)
Cash paid for business combinations, net of cash and restricted cash acquired	—	(735)
Net cash used in investing activities	(4,092)	(7,739)
Cash from financing activities:
Cash paid for business combinations	(7,644)	(16,394)
Payments of long-term debt	(125)	(250)
Proceeds from exercise of stock options	59	101
Proceeds from (payments to) Employee Stock Purchase Program, net of refunds	(44)	719
Proceeds from borrowings on revolving credit facility	81,000	2,000
Repayment of borrowings on revolving credit facility	—	(2,000)
Repayment of financed insurance premiums	(3,068)	(3,104)
Other financing activities	(28)	(96)
Net cash provided by (used in) financing activities	70,150	(19,024)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(382)	(466)
Net increase in cash, cash equivalents and restricted cash	229,250	281,837
Cash, cash equivalents and restricted cash, beginning of period	225,837	319,660
Cash, cash equivalents and restricted cash, end of period	$455,087	$601,497

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$630	$1,694
Cash paid for interest	1,073	1,309
Cash paid for operating lease liabilities	2,977	3,105

Supplemental disclosures of non-cash activities:
Financed insurance premiums	113	186
Lease liabilities exchanged for right-of-use assets	1,688	478

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$186,717	$280,758
Restricted cash	268,370	320,739
Total cash, cash equivalents and restricted cash	$455,087	$601,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands, except share and unit data)
(unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Shares(1)	Amount	Shares(1)	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2023	$76,593	12,730,577	$3	9,340,553	$2	$1,372,618	$(1,240,850)	$(720)	$131,053
Vesting of employee equity units	7			3,685		(7)			(7)
Vesting of restricted stock units	(139)	204,400				144		(5)	139
Exercise of equity-based awards	(48)	19,348				107			107
Redemption of OpCo units and retirement of Class B Common Stock	(9,881)	2,592,757		(2,592,757)		10,160		(279)	9,881
Equity-based compensation	109					5,070			5,070
Foreign currency translation adjustments	(311)							(690)	(690)
Net loss	(59,480)						(94,534)		(94,534)
Adjustment of redeemable noncontrolling interest to redemption amount	26,031					(26,031)			(26,031)
Balance as of June 30, 2024	$32,881	15,547,082	$3	6,751,481	$2	$1,362,061	$(1,335,384)	$(1,694)	$24,988

Balance as of March 31, 2024	$52,259	14,496,062	$3	7,662,397	$2	$1,345,002	$(1,326,533)	$(1,064)	$17,410
Vesting of employee equity units	(1)			1,841		1			1
Vesting of restricted stock units	41	137,078				(38)		(3)	(41)
Exercise of equity-based awards	—	1,185				3			3
Redemption of OpCo units and retirement of Class B Common Stock	803	912,757		(912,757)		(744)		(59)	(803)
Equity-based compensation	54					2,055			2,055
Foreign currency translation adjustments	(246)							(568)	(568)
Net loss	(4,247)						(8,851)		(8,851)
Adjustment of redeemable noncontrolling interest to redemption amount	(15,782)					15,782			15,782
Balance as of June 30, 2024	$32,881	15,547,082	$3	6,751,481	$2	$1,362,061	$(1,335,384)	$(1,694)	$24,988

(1) Common stock shares outstanding reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 11, Equity and Equity-Based Compensation for additional information.

Vacasa, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands, except share and unit data)
(unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Shares(1)	Amount	Shares(1)	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2022	$306,943	11,819,511	$2	9,872,261	$2	$1,355,141	$(942,147)	$2	$413,000
Vesting of employee equity units	289			17,301		(289)			(289)
Vesting of restricted stock units	(1,038)	76,572				1,037		1	1,038
Exercise of equity-based awards	(163)	11,918				265			265
Purchase of shares under the ESPP	(820)	62,813				1,636			1,636
Redemption of OpCo units and retirement of Class B Common Stock	(7,339)	220,493		(220,493)		7,330		9	7,339
Equity-based compensation	1,533					6,498			6,498
Foreign currency translation adjustments	(451)							(548)	(548)
Net loss	(22,341)						(26,913)		(26,913)
Balance as of June 30, 2023	$276,613	12,191,307	$2	9,669,069	$2	$1,371,618	$(969,060)	$(536)	$402,026

Balance as of March 31, 2023	$285,393	11,922,225	$2	9,822,249	$2	$1,360,639	$(965,939)	$(529)	$394,175
Vesting of employee equity units	92			5,708		(92)			(92)
Vesting of restricted stock units	(554)	42,276				553		1	554
Exercise of equity-based awards	(67)	5,105				103			103
Purchase of shares under the ESPP	(820)	62,813				1,636			1,636
Redemption of OpCo units and retirement of Class B Common Stock	(5,424)	158,888		(158,888)		5,415		9	5,424
Equity-based compensation	526					3,364			3,364
Foreign currency translation adjustments	(12)							(17)	(17)
Net loss	(2,521)						(3,121)		(3,121)
Balance as of June 30, 2023	$276,613	12,191,307	$2	9,669,069	$2	$1,371,618	$(969,060)	$(536)	$402,026

(1) Common stock shares outstanding reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 11, Equity and Equity-Based Compensation for additional information.

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

As of June 30, 2024, the Company held 15,547,082 units of Vacasa Holdings ("OpCo Units"), which represented an ownership interest of approximately 70%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through redeemable noncontrolling interests in the condensed consolidated balance sheets and net loss attributable to redeemable noncontrolling interests in the condensed consolidated statements of operations.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment and intangible assets, allowance for credit losses, valuation of assets acquired and liabilities assumed in business acquisitions and related contingent consideration, valuation of redeemable convertible preferred units, valuation of equity-based compensation, valuation of goodwill, and valuation of long-lived assets. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2024, we had cash and cash equivalents of $186.7 million. We experienced more variable and generally weaker demand than is typical in the six months ended June 30, 2024 and, as a result, our cash position did not build as expected in the period.

On May 7, 2024, the Board of Directors of the Company approved a workforce reduction and reorganization plan (the “Reorganization”), see Note 14, Workforce Reductions, which is intended to, among other things, reduce certain fixed costs in the business, promote greater efficiency, and realign its business and strategic priorities as a way to accelerate the transformation of the business to a model focused more on local market accountability and execution. This plan involves significant structural changes to the way the Company runs its business, including a significant reduction in our corporate personnel and functions. Although the Company believes the Reorganization and associated operational changes will improve the long-term efficacy of its business model by empowering the local markets, streamlining corporate functions, and better position it for profitability and to generate free cash flow over the long term, the implementation and execution of the Reorganization measures are subject to significant risks and uncertainties, including whether the Company has targeted the appropriate areas for its cost-saving efforts and at the appropriate scale. If the Reorganization plan is not successful, the Company may not realize all or any of the anticipated benefits, which could adversely affect the business, financial condition, and results of operations, including its liquidity position and ability to raise additional capital.

The Company’s primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures, and other general corporate purposes. As a result of the significant fluctuations in the Company's cash position, continued decreases in the number of homes on our platform, lower guest demand, changes in booking patterns, and the potential impact of the Reorganization on the business, the Company sought opportunities for additional capital. On May 8, 2024, the Company drew $81.0 million under the Revolving Credit Facility (defined in Note 8, Debt), which is subject to financial covenants (see Note 8, Debt). On August 7, 2024, a subsidiary of the Company issued $30.0 million of Convertible Notes (as defined in Note 15, Subsequent Event below) to supplement our cash position.

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparing the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group, including upon its eventual disposal, when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved and based on assumptions representative of market participants. During the first six months of 2024, the Company recorded long-lived asset impairment charges of $84.0 million. There were no long-lived asset impairment charges recorded during the first six months of 2023. Refer to Note 6, Intangible Assets, Net and Goodwill, for additional information.

Accounting Pronouncements Adopted in Fiscal 2024

The Company has not adopted any recent accounting pronouncements that have had a material impact on the Company's financial position, results of operations, or cash flows in fiscal 2024.

Accounting Pronouncements Not Yet Adopted

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

Note 3 - Revenue

Revenue Disaggregation

A disaggregation of the Company’s revenues by nature of the Company’s performance obligations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Vacation rental platform	$243,234	$297,110	$447,202	$545,337
Other services	5,742	7,469	11,246	16,096
Total	$248,976	$304,579	$458,448	$561,433

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

Costs to Obtain a Contract

The Company capitalizes certain costs it incurs to obtain new homeowner contracts when those costs are expected to be recovered through revenue generated from that contract. Capitalized amounts are amortized on a straight-line basis over the estimated life of the customer through sales and marketing expenses in the condensed consolidated statements of operations. Costs to obtain a contract capitalized as of June 30, 2024 and December 31, 2023 were $33.5 million and $34.8 million, respectively, and were recorded as a component of prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets. The amount of amortization recorded for the three and six months ended June 30, 2024 was $3.7 million and $7.4 million, respectively. The amount of amortization recorded for the three and six months ended June 30, 2023 was $2.0 million and $3.8 million, respectively.

Allowance for Credit Losses

As of June 30, 2024 and December 31, 2023, the Company’s allowance for credit losses related to accounts receivable was $12.4 million and $11.7 million, respectively. For the three and six months ended June 30, 2024, the Company recognized credit loss expense of $0.9 million and $2.1 million, respectively, which was recorded as a component of general and administrative expense in the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Company recognized credit loss expense of $0.5 million and $1.8 million, respectively, which was recorded as a component of general and administrative expense in the condensed consolidated statements of operations.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 - Fair Value Measurements

The following tables set forth the Company's financial liabilities that were measured at fair value on a recurring basis (in thousands):

	As of June 30, 2024

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$4,027	$4,027
Class G Common Stock(1)	—	—	506	506

	As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$8,043	$8,043
Class G Common Stock(1)	—	—	506	506

(1) For more information, see Note 13, Equity of our 2023 Annual Report.

The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable, and borrowings under our Revolving Credit Facility (defined in Note 8, Debt) approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Level 3 instruments consist of contingent consideration obligations related to acquired businesses and the liabilities for contingent earnout share consideration represented by the Company's Class G Common Stock.

Contingent Consideration

The contingent consideration obligations are recorded in accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. The fair value of the contingent consideration is estimated utilizing an income approach and based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets at the acquisition date. The Company assesses the fair value of these obligations at each reporting date thereafter with any changes reflected as gains and losses in general and administrative expenses in the condensed consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the three and six months ended June 30, 2024 and 2023.

Class G Common Stock

The contingent earnout share consideration represented by the Company's Class G Common Stock is recorded in other long-term liabilities on the condensed consolidated balance sheets. The fair value of the Class G Common Stock is estimated on a recurring basis using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the remaining term of the shares. Pursuant to the Amended and Restated Certificate of Incorporation, the Class G Common Stock is automatically converted to Class A shares at certain conversion ratios upon the occurrence of their respective triggering events. Inputs used to determine the estimated fair value of the Class G Common Stock include the remaining contractual term of the shares, the risk-free rate, the volatility of comparable companies over the remaining term, and the price of the Company's Class A Common Stock. The Company assesses the fair value of the Class G Common Stock at each reporting date with any changes reflected within other income, net in the condensed consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the three and six months ended June 30, 2024 and 2023.

Impairment of Long-Lived Assets

During the six months ended June 30, 2024, the Company recorded long-lived asset impairment charges of $84.0 million. The fair value estimate of the Company's homeowner contract assets was classified in Level 3 of the fair value hierarchy due to the

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

significance of unobservable inputs developed using Company-specific information. For more information on the impairment of long-lived assets, refer to Note 6, Intangible Assets, Net and Goodwill.

Impairment of Right-of-Use Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the three months ended March 31, 2023, the Company took substantive action to negotiate certain sublease agreements for portions of the Company's leased corporate office space in Portland, Oregon and Boise, Idaho. Based on the sublease negotiations, the Company determined that the respective right-of-use assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair value of the asset groups based on their discounted cash flows. The carrying values of the asset groups exceeded their fair values and, as a result, the Company recorded right-of-use asset impairments of $4.2 million. The impairment charges are recorded within general and administrative expenses in the condensed consolidated statements of operations. No similar impairment charges were recorded for the three and six months ended June 30, 2024.

Note 5 - Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of June 30,	As of December 31,

	2024	2023
Land	$13,394	$13,394
Buildings and building improvements	12,350	12,474
Leasehold improvements	6,521	6,526
Computer equipment	14,057	13,873
Furniture, fixtures, and other	27,453	26,340
Vehicles	8,127	8,276
Internal-use software	57,991	60,162
Total	139,893	141,045
Less: Accumulated depreciation	(87,290)	(84,328)
Property and equipment, net	$52,603	$56,717

Note 6 - Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life Remaining (in years)	As of June 30, 2024

		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Homeowner contracts(1)	3	$314,066	$(164,809)	$(130,000)	$19,257
Databases, photos, and property listings	0	26,489	(26,489)	—	—
Trade names	1	9,583	(9,566)	—	17
Other(2)	4	2,902	(2,880)	—	22
Total intangible assets		$353,040	$(203,744)	$(130,000)	$19,296

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

(1) The homeowner contracts balance as of June 30, 2024 is net of accumulated impairment losses of $130.0 million that were recorded during the third quarter of fiscal year 2023 and the first quarter of fiscal year 2024. The homeowner contracts balance as of December 31, 2023 is net of accumulated impairment losses of $46.0 million that were recorded during the third quarter of fiscal year 2023.

(2) Other intangible assets consist primarily of non-compete agreements, websites, and domain names.

The Company's estimated future amortization of intangible assets as of June 30, 2024 is expected to be as follows (in thousands):

Year Ending December 31:	Amount
Remainder of 2024	$4,452
2025	7,541
2026	4,582
2027	1,539
2028	947
Thereafter	235
Total	$19,296

The following table summarizes the changes in the Company's goodwill balance (in thousands):

Six Months Ended June 30,

2024
Balance at beginning of period(1)	$171,879
Foreign exchange translation and other	(36)
Balance at end of period(1)	$171,843

(1) Goodwill is net of accumulated impairment losses of $655.0 million that were recorded to the Company's single reporting unit in prior periods.

Impairment

During the first quarter of 2024, the Company saw significant declines in Gross Booking Value ("GBV") and Nights Sold. The declines are attributable to volatile guest demand and guest bookings. Further, the Company continued to experience a sustained decline in stock price. Based on these factors, the Company concluded the events and changes in circumstances indicated an impairment may exist (the "triggering event") and conducted quantitative impairment assessments of long-lived assets and goodwill as of March 31, 2024. No triggering event was identified as of June 30, 2024.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparing the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group, including upon its eventual disposal (the "recoverability test"), when there is a triggering event. The Company determined its long-lived assets represent one asset group for purposes of long-lived asset impairment. Based on the results of the recoverability test as of

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

March 31, 2024, the Company concluded the carrying value of the single asset group was not recoverable. To allocate and recognize the impairment charge, the Company determined the individual fair value of the long-lived assets.

As of March 31, 2024, the carrying value of the Company's homeowner contracts exceeded the fair value, resulting in a long-lived asset impairment charge of $84.0 million. No impairment was recognized on the remaining long-lived assets, as their carrying values did not exceed their fair values. The Company estimated the fair value of the homeowner contracts based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of future revenue and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and changes in the reporting unit's projected cash flows.

Impairment of Goodwill

The Company reviews goodwill for impairment annually, as of the first day of the fourth quarter, and more frequently if events or changes in circumstances indicate an impairment may exist. Based on the triggering event identified above, the Company conducted a quantitative goodwill impairment assessment as of March 31, 2024. The goodwill impairment assessment did not result in goodwill impairment charges as of March 31, 2024 as the fair value estimate of the Company's single reporting unit exceeded its carrying amount. The fair value estimate of the Company's single reporting unit was derived from a combination of an income approach and a market approach. Under the income approach, the Company estimated the fair value of the reporting unit based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of future revenue and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and changes in the reporting unit's projected cash flows. Under the market approach, the Company estimated the fair value of the reporting unit based on revenue market multiples derived from comparable publicly traded companies with similar characteristics as the reporting unit, as well as an estimated control premium. No triggering event was identified as of June 30, 2024.

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

Note 7 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,

	2024	2023
Employee-related accruals	$23,718	$23,834
Homeowner reserves	9,183	9,198
Current portion of acquisition liabilities(1)	9,123	11,641
Current portion of operating lease liabilities	8,975	8,670
Other	14,258	9,477
Total accrued expenses and other current liabilities	$65,256	$62,820

(1) The current portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due within one year.

Note 8 – Debt

The Company's debt obligations consisted of the following (in thousands):

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of June 30,	As of December 31,

	2024	2023
Insurance premium financing	$878	$3,300
Other long-term debt	81,000	—
Total debt	81,878	3,300
Less: current maturities(1)	(878)	(3,300)
Long-term portion	$81,000	$—

(1) Current maturities of debt are recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Insurance Premium Financing

The Company has entered into short-term agreements to finance certain insurance premiums. The outstanding balance of $0.9 million as of June 30, 2024 is repayable in monthly installments of principal and interest through September 2024, at a weighted-average annual percentage rate of 8.99%.

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

The obligations of the Borrower and certain guarantor subsidiaries (the "Guarantors") are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors. As of June 30, 2024, there were $81.0 million in borrowings outstanding under the Revolving Credit Facility. As of December 31, 2023, there were no borrowings outstanding under the Revolving Credit Facility. As of June 30, 2024, there were $23.4 million of letters of credit issued under the Revolving Credit Facility, and $0.6 million was available for borrowings.

Note 9 - Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,

	2024	2023
Class G Common Stock(1)	$506	$506
Long-term portion of acquisition liabilities(2)	594	4,682
Long-term portion of operating lease liabilities	17,138	17,196
Other	10,704	10,695
Total other long-term liabilities	$28,942	$33,079

(1) For more information, see Note 13, Equity of our 2023 Annual Report.

(2) The long-term portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due after one year.

Note 10 - Income Taxes

The Company's effective tax rate was a 1% expense on pre-tax loss for the three months ended June 30, 2024 and an 8% expense on pre-tax loss for the three months ended June 30, 2023. The Company's effective tax rate was a 1% expense on pre-tax loss for the six months ended June 30, 2024 and a 2% expense on pre-tax loss for the six months ended June 30, 2023. The effective tax rate differs from our statutory rate in both periods due to the effect of flow-through entity income and losses for which the taxable income or loss is allocated to the Vacasa Holdings, LLC members and due to valuation allowance considerations.

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

Equity-Based Award Activities

Restricted Stock Units

A summary of the Restricted Stock Unit ("RSU") activity was as follows during the period indicated:

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Activity Type	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	833	$27.58
Granted	215	5.48
Vested	(206)	25.78
Forfeited	(227)	27.88
Outstanding as of June 30, 2024	615	22.27

As of June 30, 2024, there was unrecognized compensation expense of $11.9 million related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.

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

A summary of the PSU activity was as follows during the period indicated:

Activity Type	Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	250	$29.40
Forfeited	(35)	17.03
Outstanding as of June 30, 2024	215	30.65

As of June 30, 2024, there was unrecognized compensation expense of $2.6 million related to unvested PSUs, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Appreciation Rights

A summary of the Stock Appreciation Rights ("SARs") activity was as follows during the period indicated:

Activity Type	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2023	45	$61.54
Forfeited	(5)	62.03
Outstanding as of June 30, 2024	40	61.47

As of June 30, 2024, there was less than $0.1 million of unrecognized compensation expense for the Company's SARs that will be recognized over a weighted-average remaining recognition period of 0.4 years. As of June 30, 2024, the Company's outstanding SARs had a weighted-average remaining contractual life of 2.8 years and no intrinsic value.

Stock Options

A summary of the stock options activity was as follows during the period indicated:

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Activity Type	Stock Options (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2023	156	$20.76
Exercised	(19)	3.03
Forfeited	(16)	27.25
Outstanding as of June 30, 2024	121	22.73

As of June 30, 2024, there was less than $0.1 million of unrecognized compensation expense for the Company's stock options that will be recognized over a weighted-average remaining recognition period of 0.5 years. As of June 30, 2024, the Company's outstanding stock options had a weighted-average remaining contractual life of 2.8 years and an intrinsic value of less than $0.1 million.

Employee Equity Units

A summary of the Vacasa Employee Holdings LLC employee equity units is as follows:

	Employee Equity Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding as of December 31, 2023	5	$29.63
Vested	(4)	29.63
Unvested outstanding as of June 30, 2024	1	29.63

As of June 30, 2024, there was less than $0.1 million of unrecognized compensation expense related to unvested employee equity units, which is expected to be recognized over a weighted-average period of 0.3 years.

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

During both the three and six months ended June 30, 2024, there were no shares of Class A Common Stock purchased under the ESPP. During March 2024, the Company suspended further contributions to the ESPP and refunded all contributions remaining in the plan. Accordingly, there were no ESPP options outstanding as of June 30, 2024.

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense for the periods presented in the condensed consolidated statements of operations as follows (in thousands):

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Cost of revenue	$9	$18	$29	$62
Operations and support	123	361	207	727
Technology and development	465	509	1,077	903
Sales and marketing	6	533	487	1,544
General and administrative	1,506	2,469	3,379	4,795
Total equity-based compensation expense	$2,109	$3,890	$5,179	$8,031

Note 12 - Net Loss Per Share

The Company calculates net loss per share of Class A Common Stock in accordance with ASC 260, Earnings Per Share, which requires the presentation of basic and diluted net loss per share. Basic net loss per share is calculated by dividing net loss attributable to Vacasa, Inc. by the weighted-average shares of Class A Common Stock outstanding without the consideration for potentially dilutive shares of common stock. Diluted net loss per share represents basic net loss per share adjusted to include the potentially dilutive effect of RSUs, PSUs, SARs, stock options, employee equity units, and Class G Common Stock. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of Class A Common Stock equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. During periods of net loss, diluted loss per share is equal to basic net loss per share because the antidilutive effect of potential shares of common stock is disregarded.

The following is a reconciliation of basic and diluted loss per share of Class A Common Stock for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Basic and diluted net loss per share of Class A Common Stock:
Net loss attributable to Class A Common Stockholders for basic and diluted net loss per share	$(8,851)	$(3,121)	$(94,534)	$(26,913)
Weighted-average shares for basic and diluted loss per share(1)(2)	15,017	12,054	14,229	11,950
Basic and diluted net loss per share of Class A Common Stock(1)(2)	$(0.59)	$(0.26)	$(6.64)	$(2.25)

(1) Basic and diluted weighted-average shares outstanding include restricted stock units that have vested but have not yet settled into shares of Class A Common Stock.

(2) Weighted-average shares outstanding and equity awards used in the computation of basic and diluted loss per share for prior years reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 11, Equity and Equity-Based Compensation for additional information.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
OpCo units(2)	6,751	9,669	6,751	9,669
Restricted stock units	615	590	615	590
Performance stock units(3)	215	237	215	237
Stock appreciation rights	40	60	40	60
Stock options	121	221	121	221
Employee equity units	1	35	1	35
Employee stock purchase plan	—	173	—	173
Class G Common Stock	411	411	411	411
Common shares excluded from calculation of diluted net loss per share	8,154	11,396	8,154	11,396

(1) The share amounts for prior years have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 11, Equity and Equity-Based Compensation for additional information.

(2) These securities are neither dilutive nor anti-dilutive for the period presented as their assumed redemption for shares of Class A Common Stock would cause a proportionate change to net loss attributable to Class A Common Stockholders, diluted.

(3) PSUs are contingently issuable upon the satisfaction of certain market conditions. As of June 30, 2024, none of the requisite market conditions have been met, and therefore all such contingently issuable shares have been excluded from the calculation of diluted net loss per share of Class A Common Stock.

Note 13 – Commitments and Contingencies

Leases

The Company leases real estate and equipment under various non-cancelable operating leases. In the ordinary course of business, we enter into renewal periods under these leases, at which time the commitments typically increase to match then current market rental rates. For additional information, refer to Note 8, Leases, of the Company's 2023 Annual Report.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

and Sales Taxes collected from guests on behalf of its homeowners. Such Hospitality and Sales Taxes are generally remitted to tax jurisdictions within a 30-day period following the end of each month, quarter, or year end.

As of June 30, 2024 and December 31, 2023, the Company had an obligation to remit Hospitality and Sales Taxes collected from guests in these jurisdictions totaling $26.9 million and $14.7 million, respectively. These payables are recorded in hospitality and sales taxes payable on the condensed consolidated balance sheets.

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

The Company has estimated liabilities in certain jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company has additional liabilities, and the related amounts can be reasonably estimated. These contingent liabilities primarily arise from the Company's transactions with its homeowners, guests, and service contracts and relate to the applicability of transactional taxes (such as sales, value-added and similar taxes) to services provided. As of June 30, 2024 and December 31, 2023, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $9.0 million and $10.7 million, respectively. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes of such matters may result in obligations that exceed the estimated liabilities recorded.

The Company has estimated other contingent non-income tax related liabilities related to domestic and foreign taxing authorities. The subject matter of these contingent liabilities arises from transactions with homeowners and the related information reporting requirements and potential back-up withholding on certain homeowner payments. As of June 30, 2024 and December 31, 2023, accrued obligations related to the information reporting requirements, including estimated penalties and interest, totaled $1.7 million and $1.9 million, respectively. With respect to potential back-up withholding on certain homeowner payments, any estimated liability is inherently subjective due to the complexity and uncertainty of this matter; therefore, any reasonably possible loss or range of loss cannot be estimated.

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

A.F., by and through her guardian ad litem, et al. v. Vacasa Seasonals LLC et al., CGC-23-609513, Superior Court San Francisco County, California (filed Oct. 3, 2023)
In October 2023, a woman brought a premises liability claim on behalf of herself and her child, alleging that a "slip and fall" accident that occurred while at a vacation home managed by the Company caused premature labor. In June 2024, the parties

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

reached an agreement in principle to settle the case and executed a Stipulation of Settlement. As a result, the Company recorded a net impact of $1.0 million in its financial statements for the period ended June 30, 2024. The net charge represents the Company's gross liability of $6.3 million offset by an insurance receivable of $5.3 million. The gross liability amount is recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheet. The insurance receivable is recorded within accounts receivable on the condensed consolidated balance sheet.

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

During the periods presented, other than as disclosed above, no material amounts have been accrued or disclosed in the accompanying condensed consolidated financial statements with respect to loss contingencies associated with any regulatory matter or legal proceeding. These matters are subject to many uncertainties, and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the regulatory matters and legal proceedings described above will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 14 – Workforce Reductions

Reorganization

On May 7, 2024, the Board of Directors of the Company (the "Board") approved a workforce reduction and reorganization plan (the “Reorganization”). These changes implemented a reorganization of the Company’s operations to further equip its field teams to locally manage, and be accountable for, their markets, while significantly reducing the Company’s central corporate footprint. The Reorganization included the elimination of approximately 800 positions across the Company, in both its local operations teams and central teams, representing approximately 13% of the workforce, or approximately 6% of our field teams and approximately 40% of our corporate and central operations teams.

The Company expects to incur between $8.0 million and $9.0 million of restructuring costs, consisting primarily of employee severance and benefit costs and professional services fees, in connection with the Reorganization, most of which are expected to be incurred in the second and third quarters of 2024. During the three and six months ended June 30, 2024, the Company incurred restructuring costs of approximately $6.0 million, which are included in operating costs and expenses in the condensed consolidated statement of operations. The Company expects the Reorganization to be substantially complete by the end of the third quarter of 2024.

2024 Plan

On February 27, 2024, the Board approved a workforce reduction plan (the “2024 Plan”) designed to align the Company’s expected cost base with its 2024 strategic and operating priorities. The 2024 Plan included the elimination of approximately 320 positions across the Company, in both its local operations teams and central teams, representing approximately 5% of the workforce, or approximately 2% of the local operations teams and approximately 6% of the central team.

In connection with the 2024 Plan, during the three and six months ended June 30, 2024, the Company incurred restructuring costs of approximately $0.4 million and $3.5 million, respectively, which are included in operating costs and expenses in the condensed consolidated statement of operations. The 2024 Plan was substantially complete as of June 30, 2024.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 15 – Subsequent Event

Note Purchase Agreement, Convertible Notes

On August 7, 2024, Vacasa, Inc. entered into a note purchase agreement (the “Note Purchase Agreement”) by and among Vacasa Inc., its subsidiaries Vacasa Holdings LLC, a Delaware limited liability company (“Holdings”), as guarantor, and V-Revolver Sub LLC (“Borrower”), a Delaware limited liability company, as borrower, DK VSCA Lender LLC (“DK”), an affiliate of Davidson Kempner Capital Management LP and certain existing holders of the Company’s Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”), as purchaser, the other purchasers from time to time thereto, and Acquiom Agency Services LLC, as administrative agent and collateral agent, providing for the issuance and sale of up to $75.0 million aggregate principal amount of first lien senior secured convertible notes due 2029 (the “Convertible Notes”) to DK. The Convertible Notes are comprised of: (i)$30.0 million of notes (the "Initial Notes") issued on August 7, 2024 (the “Funding Date”); (ii) up to $20.0 million of notes to be issued pursuant to an option granted by the Borrower to DK, which is exercisable at DK’s option within six months after the Funding Date, on the same terms and conditions as the Initial Notes (the “DK Option Notes”); and (iii) up to $25.0 million of notes to be issued pursuant to the mutual agreement of the Borrower and DK any time after the Funding Date, but before the Maturity Date (as defined below), on the same terms and conditions as the Initial Notes (the “Mutual Option Notes” and together with the DK Option Notes, the “Additional Notes”). In the event DK does not exercise its option to purchase the DK Option Notes, then the Borrower may issue the DK Option Notes to a third-party purchaser pursuant to the terms of the Note Purchase Agreement. Simultaneously with and pursuant to the Note Purchase Agreement, the Borrower and each guarantor thereunder also entered into a collateral agreement (the “Collateral Agreement”) establishing a first priority lien on substantially all of the assets of Holdings, the Borrower and the guarantors, and entered into a guarantee agreement (the “Guarantee Agreement”) guaranteeing the Notes. The liens established under the Collateral Agreement are pari passu in priority with the liens under the Borrower’s existing senior secured revolving credit facility.

The Convertible Notes will bear interest at an annual rate of 11.25%, which is payable in kind for the first three years, by adding the amount of such accrued interest to the principal amount of the Convertible Notes; provided that, at the Borrower’s election, interest may be paid in cash at an annual rate of 9.75%. Beginning on August 7, 2027, the Convertible Notes will bear interest at an annual rate equal to 9.75% payable in cash. The Convertible Notes will mature on August 7, 2029 (the “Maturity Date”), unless earlier repurchased, redeemed or converted. The Convertible Notes are guaranteed by Holdings and certain other current and future subsidiaries of the Company, and are secured by a first priority lien on substantially all of their respective assets (other than certain excluded assets).

The Convertible Notes will be convertible, in whole and not in part (subject to certain limitations described below), into shares of the Company’s Class A Common Stock, at the option of DK; provided, however, that in the event that any conversion of the Convertible Notes would trigger the Change of Control Rules (as defined in the Convertible Notes), then the Convertible Notes shall be converted in part, at the maximum amount permitted without triggering such Change of Control Rules. The initial conversion price of the Convertible Notes is $4.16 (the “Conversion Price”), which is subject to customary anti-dilution adjustments.

From and after August 7, 2027, the Borrower may redeem the Convertible Notes, in whole or in part, at a redemption price equal to 102% of the aggregate principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. In addition, from and after August 7, 2027, if the closing price per share of the Class A Common Stock exceeds 225% of the Conversion Price for 20 out of 30 consecutive trading days, the Borrower may redeem all, but not less than all, of the Convertible Notes at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest. Upon the consummation of a Major Transaction (as defined in the Note Purchase Agreement), the Borrower may also redeem all, but not less than all, of the Convertible Notes then outstanding in an amount equal to 130% of the initial principal amount of the Convertible Notes to be redeemed, less all accrued interest previously paid in cash.

The Note Purchase Agreement includes customary negative covenants, subject to specified exceptions, including limits on the ability of the Borrower to incur additional debt. The Note Purchase Agreement also includes customary events of default, the occurrence of which may result in the acceleration of the maturity of the Convertible Notes. In addition, the Borrower may not permit (i) the Liquidity (as defined in the Note Purchase Agreement) to be less than $15.0 million as of the last day of any Test Period (as defined in the Note Purchase Agreement), commencing with the Test Period ending on September 30, 2024 and (ii) the Consolidated EBITDA (as defined in the Note Purchase Agreement) of the Borrower and its subsidiaries to be less than $15.0 million as of the last day of any Test Period, commencing with the Test Period ending on December 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements and notes thereto included in our 2023 Annual Report. This discussion contains predictions, estimates and forward-looking statements that involve risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management's judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission (the "SEC"). All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading "Risk Factors" below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Overview

We are the leading vacation rental management platform in North America. Our integrated technology and operations platform is designed to optimize vacation rental income and home care for homeowners, offer guests a seamless, reliable and high-quality experience, and provide distribution partners with a variety of home listings.

As a vertically integrated vacation rental manager, we act as an agent on behalf of our homeowners, which allows us to avoid the capital requirements and limitations of owning the underlying real estate. We are equipped to manage all aspects of the vacation rental experience for homeowners, from listing creation and multi-channel distribution to pricing, marketing optimization and end-to-end property care. We collect nightly rent on behalf of homeowners and earn the majority of our revenue from homeowner commissions and service fees paid by guests and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website or app or through our distribution partners. We also earn revenue from home care solutions offered directly to our homeowners, such as home improvement and repair services for a separately agreed upon fee and from providing real estate brokerage services and residential management services to community and homeowner associations. We are typically the exclusive vacation rental manager for the homes on our platform, and we are able to capture nearly all of the booking for those properties through our direct channel or through our channel distribution partners.

Recent Developments

Guest Demand

We continued to see significant variability and deviations from historical guest booking and demand patterns in the three and six months ended June 30, 2024, including more fluctuations in demand than is typical, resulting in fewer Nights Sold (as defined within Key Business Metrics) per home in the six months ended June 30, 2024 compared to the corresponding prior year period and lower overall levels of bookings for future periods. As a result, our revenue and our cash position did not build as expected in the period. A significant portion of our field costs and expenses are fixed, and are not variable with the level of guest reservations. We expect continued softness and variability in guest bookings, which will likely have an adverse impact on our business, financial condition, and results of operations.

Workforce Reduction Plans

Reorganization

As discussed above, during the three and six months ended June 30, 2024, we experienced significant variability in historical guest booking and demand patterns, adversely impacting our revenue and cash position for the periods. The first and second quarters of the fiscal year are typically our strongest booking and cash generating quarters. We believed that the recent weakness experienced in guest demand was likely to persist through at least the second quarter, and potentially through the remainder of the year. Accordingly, on May 7, 2024, the Board of Directors of the Company (the "Board") approved a workforce reduction and reorganization plan (the "Reorganization"), which is expected to reduce the Company's corporate cost base and better enable it to respond to and navigate further variability in guest demand. Additionally, the Reorganization was designed to more closely align the Company's resources with its operations, prioritizing investments in our local operations teams, and further harmonizing the work our local operations teams do with the support they receive from our corporate support functions.

The Reorganization included the elimination of approximately 800 positions across the Company, in both its local operations teams and central teams, representing approximately 13% of the workforce, or approximately 6% of our field teams and approximately 40% of our corporate and central operations teams.

The Company expects to incur between $8.0 million and $9.0 million of restructuring costs, consisting primarily of employee severance and benefit costs and professional services fees, in connection with the Reorganization, most of which are expected to be incurred in the second and third quarters of 2024. During the three and six months ended June 30, 2024, the Company incurred restructuring costs of approximately $6.0 million, which are included in operating costs and expenses in the condensed consolidated statement of operations. The Company expects the Reorganization to be substantially complete by the end of the third quarter of 2024.

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

2024 Plan

On February 27, 2024, the Board approved a workforce reduction plan (the “2024 Plan”) designed to align the Company’s expected cost base with its 2024 strategic and operating priorities. The 2024 Plan includes the elimination of approximately 320 positions across the Company, in both its local operations teams and central teams, representing approximately 5% of the workforce, or approximately 2% of the local operations teams and approximately 6% of the central team.

In connection with the 2024 Plan, during the three and six months ended June 30, 2024, the Company incurred restructuring costs of approximately $0.4 million and $3.5 million, respectively, which are included in operating costs and expenses in the condensed consolidated statement of operations. The 2024 Plan was substantially complete as of June 30, 2024.

2023 Plan

On January 23, 2023, the Board approved a workforce reduction (the "2023 Plan") designed to align the Company’s expected cost base with its 2023 strategic and operating priorities. The 2023 Plan included the elimination of approximately 1,300 positions across the Company, in both its local operations teams and central teams, representing approximately 17% of the workforce. The Company incurred severance and employee benefits costs of approximately $5.1 million during six months ended June 30, 2024, which are included in operating costs and expenses in the condensed consolidated statement of operations.

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

Seasonality

Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate may have its own seasonality, local events, and weather that can increase or decrease demand for our offerings. Certain holidays, and the timing of those holidays, can have an impact on our revenue by increasing or decreasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, the first and second quarters of the fiscal year are our strongest booking and cash generating quarters, while our second and third quarters have higher revenue due to increased Nights Sold. Our Gross Booking Value ("GBV") typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our staffing to handle increased activity on our platform and service the homes we manage in those periods. See additional information about GBV and Nights Sold under the "Key Business Metrics and Non-GAAP Financial Measures" heading below.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for these periods. The period-to-period comparisons of our historical results are not necessarily indicative of our future results.

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(in thousands)
Revenue	$248,976	$304,579	$458,448	$561,433
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below(1)	119,330	142,126	225,068	266,257
Operations and support(1)	57,494	61,851	117,478	122,664
Technology and development(1)	16,635	15,601	31,941	29,874
Sales and marketing(1)	43,143	56,397	92,586	113,901
General and administrative(1)	20,790	16,367	42,522	42,074
Depreciation	3,607	5,396	7,413	10,393
Amortization of intangible assets	1,781	15,187	11,098	30,877
Impairment of long-lived assets	—	—	84,000	—
Total operating costs and expenses	262,780	312,925	612,106	616,040
Loss from operations	(13,804)	(8,346)	(153,658)	(54,607)
Interest income	1,162	2,095	1,967	3,673
Interest expense	(428)	(589)	(953)	(1,312)
Other income, net	119	1,617	195	3,774
Loss before income taxes	(12,951)	(5,223)	(152,449)	(48,472)
Income tax expense	(147)	(419)	(1,565)	(782)
Net loss	$(13,098)	$(5,642)	$(154,014)	$(49,254)

(1) Includes equity-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$9	$18	$29	$62
Operations and support	123	361	207	727
Technology and development	465	509	1,077	903
Sales and marketing	6	533	487	1,544
General and administrative	1,506	2,469	3,379	4,795
Total equity-based compensation expense	$2,109	$3,890	$5,179	$8,031

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	48%	47%	49%	47%
Operations and support	23%	20%	26%	22%
Technology and development	7%	5%	7%	5%
Sales and marketing	17%	19%	20%	20%
General and administrative	8%	5%	9%	7%
Depreciation	1%	2%	2%	2%
Amortization of intangible assets	1%	5%	2%	5%
Impairment of long-lived assets	—%	—%	18%	—%
Total operating costs and expenses	106%	103%	134%	110%
Loss from operations	(6)%	(3)%	(34)%	(10)%
Interest income	—%	1%	—%	1%
Interest expense	—%	—%	—%	—%
Other income, net	—%	1%	—%	1%
Loss before income taxes	(5)%	(2)%	(33)%	(9)%
Income tax expense	—%	—%	—%	—%
Net loss	(5)%	(2)%	(34)%	(9)%

Comparison of the Three Months and Six Months ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$248,976	$304,579	$(55,603)	(18)%	$458,448	$561,433	$(102,985)	(18)%

Our revenue is primarily generated from our vacation rental platform and through our channel distribution partners, where we generally act as the exclusive agent on the homeowners’ behalf to facilitate the reservation transactions between guests and homeowners. We and our channel distribution partners collect nightly rent from guests on behalf of homeowners, and we earn the majority of our revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website, app, or through our distribution partners. We also earn revenue from home care solutions provided directly to our homeowners, such as home maintenance and improvement services, linen and towel supply programs, supplemental housekeeping services, and other related services, for a separately agreed-upon fee.

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

In addition to our vacation rental platform, we provide other offerings such as residential management services to community and homeowner associations. The purpose of these services is to attract and retain homeowners in those associations as customers of our vacation rental platform.

We previously also operated a separate real estate buy/sell brokerage services, which we wound down during 2023. We continue to retain real estate brokerage licenses, where required, in order to facilitate our vacation rental management services.

Booking Patterns

We continue to experience evolving and variable guest booking and travel demand patterns. This increases the difficulty of accurately forecasting bookings for our owners and, therefore, our results of operations. We have also seen, and continue to see, increased homeowner concerns around their levels of rental income, relative to prior years. We believe these factors are continuing to have a negative effect on homeowner retention, relative to our historical experience. The first quarter and part of the second quarter of the year is typically our highest reservation building period in the year and is therefore, one of our highest cash generating periods in the year. We experienced significant deviations from this historical demand pattern in the six months ended June 30, 2024, including weaker demand than is typical. Fewer guest bookings in the six months ended June 30, 2024 resulted in our revenue and our cash position not building as expected, relative to the comparative period in the prior year.

Three Months Ended June 30, 2024 Compared with the Same Period in 2023

Revenue decreased by $55.6 million, or 18%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, driven by a $53.9 million decrease in revenue from our vacation rental platform and a $1.5 million decrease in revenue from our real estate buy/sell brokerage services, as a result of our wind down of these services. The decrease in vacation rental platform revenue was primarily driven by a 17% decrease in Nights Sold (as defined below in Key Business Metrics), primarily due to lower guest demand, a decrease in the number of homes added to our platform in the period, and, we believe, increased supply in the market.

Six Months Ended June 30, 2024 Compared with the Same Period in 2023

Revenue decreased by $103.0 million, or 18%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, driven by a $98.1 million decrease in revenue from our vacation rental platform and a $4.4 million decrease in revenue from our real estate buy/sell brokerage services, as a result of our wind down of these services. The decrease in vacation rental platform revenue was mostly driven by decreased GBV per Night Sold, as discussed in more detail below under Key Business Metrics. In addition, Nights Sold decreased 15%, primarily due to lower guest demand, a decrease in the number of homes added to our platform in the period, and, we believe, increased supply in the market.

Cost of revenue

	Three Months Ended June 30,				Six Months Ended June 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$119,330	$142,126	$(22,796)	(16)%	$225,068	$266,257	$(41,189)	(15)%
Percentage of revenue	48%	47%			49%	47%

Cost of revenue, exclusive of depreciation and amortization, consists primarily of employee compensation costs, which include wages, benefits, and payroll taxes and outside service costs for housekeeping, home maintenance, payment processing fees for merchant fees and chargebacks, laundry expenses, and housekeeping supplies, as well as fixed rent payments on certain owner contracts. Cost of revenue also includes costs associated with our residential management services to community and homeowner associations and, during 2023, also included real estate brokerage services.

Three Months Ended June 30, 2024 Compared with the Same Period in 2023

Cost of revenue decreased by $22.8 million, or 16%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to an $8.7 million decrease in personnel-related expenses related to housekeeping, a $7.8 million decrease in expenses related to our home care solutions and home supplies, and a $4.0 million decrease in payment processing costs all largely as a result of fewer Nights Sold in the period.

Six Months Ended June 30, 2024 Compared with the Same Period in 2023

Cost of revenue decreased by $41.2 million, or 15%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to a $15.0 million decrease in personnel-related expenses related to housekeeping, a $12.6 million decrease in expenses related to our home care solutions and home supplies, a $7.8 million decrease in payment processing costs, all largely as a result of fewer Nights Sold in the period. We also experienced a $2.6 million decrease in costs related to real estate buy/sell brokerage services for the six months ended June 30, 2024 compared to the corresponding prior year period, as a result of the wind down of these services.

We expect that cost of revenue as a percentage of revenue may fluctuate from period to period, depending on the number of Nights Sold, Gross Booking Value per Night Sold, and our ability to realize operational efficiencies.

Operations and support

	Three Months Ended June 30,				Six Months Ended June 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Operations and support	$57,494	$61,851	$(4,357)	(7)%	$117,478	$122,664	$(5,186)	(4)%
Percentage of revenue	23%	20%			26%	22%

Operations and support costs consist primarily of compensation costs, which include wages, benefits, payroll taxes, and equity-based compensation for employees that support our local operations. The costs also include the cost of call center customer support, rent expense for local operations, and the allocation of facilities and certain corporate overhead costs.

Three Months Ended June 30, 2024 Compared with the Same Period in 2023

Operations and support costs decreased by $4.4 million, or 7%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily due to a $1.7 million decrease in facility-related expenses and a $1.4 million decrease in personnel-related expenses in our field operations, central operations, and customer experience teams, largely driven by decreased headcount.

Six Months Ended June 30, 2024 Compared with the Same Period in 2023

Operations and support costs decreased by $5.2 million, or 4%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily due to a $2.3 million decrease in personnel-related expenses in our field operations, central operations, and customer experience teams, largely due to decreased headcount and a $2.0 million decrease in facility-related expenses.

We expect that operations and support costs as a percent of revenue may fluctuate from period to period depending on the number of homes we manage and the number of destinations we operate in, the number of Nights Sold, and our ability to realize operational efficiencies.

Technology and development

	Three Months Ended June 30,				Six Months Ended June 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Technology and development	$16,635	$15,601	$1,034	7%	$31,941	$29,874	$2,067	7%
Percentage of revenue	7%	5%			7%	5%

Technology and development expenses consist primarily of cloud computing, software licensing and maintenance expense, and costs to support infrastructure, applications and overall monitoring and security of our platform and networks. Technology and development expenses also include wages, benefits, payroll taxes, and equity-based compensation for salaried employees as well as payments to contractors, net of capitalized expenses, engaged in the design, development, maintenance and testing of our platform, including our websites, mobile applications, and other products. Capitalized costs are recorded as a reduction of our technology and development expenses and are capitalized as internal-use software within property and equipment on the condensed consolidated balance sheets. These assets are depreciated over their estimated useful lives and are reported in depreciation on our condensed consolidated statements of operations.

Three Months Ended June 30, 2024 Compared with the Same Period in 2023

Technology and development expenses increased by $1.0 million, or 7%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to a $1.9 million increase in personnel-related expenses, principally due to severance expense resulting from the Reorganization, partially offset by a $1.2 million decrease in software license and maintenance costs.

Six Months Ended June 30, 2024 Compared with the Same Period in 2023

Technology and development expenses increased by $2.1 million, or 7%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to a $3.4 million increase in personnel-related expenses, principally due to severance expense resulting from the Reorganization, partially offset by a $1.6 million decrease in software license and maintenance costs.

We expect that, on an absolute dollar basis, changes in technology and development expenses will be primarily driven by headcount and software spend, which may fluctuate from period to period based on our business priorities and technology investment decisions.

Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$43,143	$56,397	$(13,254)	(24)%	$92,586	$113,901	$(21,315)	(19)%
Percentage of revenue	17%	19%			20%	20%

Sales and marketing expenses consist primarily of compensation costs, which include wages, sales commissions, benefits, payroll taxes, and equity-based compensation for our sales force and marketing personnel, payments to channel distribution partners for guest reservations, costs for digital and mail-based advertising to homeowners, advertising costs for search engine marketing and other digital guest advertising, and brand marketing. We capitalize certain costs incurred to obtain new homeowner contracts, such as sales commissions, when those costs are expected to be recovered through revenue generated from that contract. Capitalized amounts are amortized on a straight-line basis over the estimated life of the customer through sales and marketing expenses in the condensed consolidated statements of operations.

Three Months Ended June 30, 2024 Compared with the Same Period in 2023

Sales and marketing expenses decreased by $13.3 million, or 24%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily due to a $4.5 million decrease in personnel-related expenses, primarily driven by decreased sales force headcount, a $4.5 million decrease in listing fees for our distribution partners, primarily as a result of fewer Nights Sold in the period. We also experienced a $3.7 million decrease in homeowner and brand advertising for the three months ended June 30, 2024 compared to the corresponding prior year period, largely as a result of changes in marketing strategy following the Reorganization.

Six Months Ended June 30, 2024 Compared with the Same Period in 2023

Sales and marketing expenses decreased by $21.3 million, or 19%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily due to an $8.0 million decrease in personnel-related expenses, primarily driven by decreased sales force headcount as a result of the Reorganization, an $8.1 million decrease in listing fees paid to our distribution partners, primarily as a result of fewer Nights Sold in the period, as well as channel mix. We also experienced a $4.5 million decrease in homeowner and brand advertising for the six months ended June 30, 2024 compared to the corresponding prior year period, largely as a result of changes in marketing strategy following the Reorganization.

We expect that, on an absolute dollar basis, changes in sales and marketing expenses will be primarily driven by headcount and advertising expense, which may fluctuate from period to period based on our business priorities, and payments to distribution partners for guest reservations, which will vary from period to period based on GBV generated through our distribution partners.

General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$20,790	$16,367	$4,423	27%	$42,522	$42,074	$448	1%
Percentage of revenue	8%	5%			9%	7%

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

Three Months Ended June 30, 2024 Compared with the Same Period in 2023

General and administrative expenses increased by $4.4 million, or 27%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to a $2.5 million increase in other expenses, including an accrual relating to a legal settlement, as disclosed in Note 13, Commitments and Contingencies, and a $1.5 million increase in outside and professional services, both driven by expenses related to the Reorganization and the issuance of the Convertible Notes (as defined in Liquidity and Capital Resources below).

Six Months Ended June 30, 2024 Compared with the Same Period in 2023

General and administrative expenses increased by $0.4 million, or 1%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to a $2.7 million increase in outside and professional services, driven by expenses related to the Reorganization and the issuance of the Convertible Notes (as defined in Liquidity and Capital Resources below), and a $1.2 million increase in facility-related expenses, primarily driven by insurance costs. These increases were partially offset by a $2.7 million decrease in other expenses, primarily driven by a decline in one-time impairment charges, and a $0.7 million decrease in personnel-related expenses, resulting from the Reorganization.

We expect that, on an absolute dollar basis, changes in general and administrative expenses will be primarily driven by headcount and professional fees, which may fluctuate from period to period depending on our business needs and priorities.

Depreciation and Amortization of intangible assets

	Three Months Ended June 30,				Six Months Ended June 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Depreciation	$3,607	$5,396	$(1,789)	(33)%	$7,413	$10,393	$(2,980)	(29)%
Percentage of revenue	1%	2%			2%	2%
Amortization of intangible assets	$1,781	$15,187	$(13,406)	(88)%	$11,098	$30,877	$(19,779)	(64)%
Percentage of revenue	1%	5%			2%	5%

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

Three Months Ended June 30, 2024 Compared with the Same Period in 2023

Depreciation expense decreased by $1.8 million, or 33%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to decreased capital spending.

Amortization of intangible assets decreased by $13.4 million, or 88%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the lower carrying value of the Company's homeowner contracts following the impairment charges recorded during the third quarter of 2023 and first quarter of 2024.

Six Months Ended June 30, 2024 Compared with the Same Period in 2023

Depreciation expense decreased by $3.0 million, or 29%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to decreased capital spending.

Amortization of intangible assets decreased by $19.8 million, or 64%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the lower carrying value of the Company's homeowner contracts following the impairment charges recorded during the third quarter of 2023 and first quarter of 2024.

Depreciation and amortization expenses will vary both on an absolute dollar basis and as a percentage of revenue depending on our level of investment in property and equipment and the rate at which we complete portfolio transactions and strategic acquisitions to support the growth of our business. We currently expect our depreciation and amortization expenses to continue to decline.

Impairment of Long-lived Assets

Impairment of long-lived assets represents a non-cash impairment charge of $84.0 million recorded during the six months ended June 30, 2024, as it was determined that the fair value of our homeowner contracts asset was below the carrying amount of the asset. There were no long-lived asset impairment charges recorded during the six months ended June 30, 2023. Refer to Note 6, Intangible Assets, Net and Goodwill to the condensed consolidated financial statements for more information.

Interest income, Interest expense and Other expense, net

	Three Months Ended June 30,				Six Months Ended June 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Interest income	$1,162	$2,095	$(933)	(45)%	$1,967	$3,673	$(1,706)	(46)%
Percentage of revenue	—%	1%			—%	1%
Interest expense	$(428)	$(589)	$161	(27)%	$(953)	$(1,312)	$359	(27)%
Percentage of revenue	—%	—%			—%	—%
Other income, net	$119	$1,617	$(1,498)	(93)%	$195	$3,774	$(3,579)	(95)%
Percentage of revenue	—%	1%			—%	1%

Interest income consists primarily of interest earned on our cash and cash equivalents.

Interest expense consists primarily of interest payable and the amortization of deferred financing costs related to our outstanding debt arrangements.

Other income, net, consists primarily of the change in fair value of the contingent earnout share consideration represented by our Class G Common Stock and foreign currency exchange gains and losses.

Three Months Ended June 30, 2024 Compared with the Same Period in 2023

Interest income decreased by $0.9 million, or 45%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in interest income was primarily due to lower cash and cash equivalents balances period-over-period.

Interest expense decreased nominally for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Other income, net decreased by $1.5 million, or 93%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in other income, net, was primarily due to a $1.4 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the three months ended June 30, 2023. No similar fair value adjustment was recorded for the three months ended June 30, 2024.

Six Months Ended June 30, 2024 Compared with the Same Period in 2023

Interest income decreased by $1.7 million, or 46%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in interest income was primarily due to lower cash and cash equivalents balances period-over-period.

Interest expense decreased $0.4 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Other income, net decreased by $3.6 million, or 95%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in other income, net, was primarily due to a $3.4 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the six months ended June 30, 2023. No similar fair value adjustment was recorded for the six months ended June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(in thousands, except GBV per Night Sold)
Gross Booking Value ("GBV")	$504,799	$622,324	$932,071	$1,143,655
Nights Sold	1,400	1,689	2,658	3,121
GBV per Night Sold	$361	$368	$351	$366

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

For the three months ended June 30, 2024, GBV decreased by 19%, to $504.8 million, compared to the same period in 2023. The decrease was primarily driven by a decrease in the number of homes on our platform, lower guest demand, and, we believe, increased supply in the market.

For the six months ended June 30, 2024, GBV decreased by 19%, to $932.1 million, compared to the same period in 2023. The decrease was primarily driven by a decrease in the number of homes on our platform, lower guest demand, and, we believe, increased supply in the market.

Changes in GBV reflect our ability to add homes by attracting homeowners, retain homeowners and guests, and optimize the availability and utilization of the homes on our platform. Changes in GBV also reflect changes in the pricing of rents, fees, and estimated taxes paid by guests. Changes in utilization of the homes on our platform and pricing of those homes are generally reflective of changes in guest demand.

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

For the three months ended June 30, 2024, Nights Sold decreased by 17%, to 1.4 million, compared to the same period in 2023. The decrease in Nights Sold was primarily due to a decrease in the number of homes on our platform, lower guest demand, and, we believe, increased supply in the market.

For the six months ended June 30, 2024, Nights Sold decreased by 15%, to 2.7 million, compared to the same period in 2023. The decrease in Nights Sold was primarily due to a decrease in the number of homes on our platform, lower guest demand, and, we believe, increased supply in the market.

Nights Sold in any period will be affected by changes to the number of homes on our platform, guest demand, supply in the market, and how we optimize the combination of pricing and utilization of the homes on our platform.

Gross Booking Value per Night Sold

GBV per Night Sold represents the dollar value of each night stayed by guests on our platform in a given period. GBV per Night Sold reflects the pricing of rents, fees, and estimated taxes paid by guests.

For the three months ended June 30, 2024, GBV per Night Sold decreased by 2%, to $361, compared to the same period in 2023. The decrease in GBV per Night Sold was primarily due to a decrease in the number of homes on our platform, lower guest demand, and, we believe, increased supply in the market.

For the six months ended June 30, 2024, GBV per Night Sold decreased by 4%, to $351, compared to the same period in 2023. The decrease in GBV per Night Sold was primarily due to a decrease in the number of homes on our platform, lower guest demand, and, we believe, increased supply in the market.

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

In the three months ended June 30, 2024, Adjusted EBITDA was $2.2 million, compared to $16.1 million in the same period in 2023. The decrease in Adjusted EBITDA is a reflection of the changes in our revenue, operating costs and expenses, as discussed above. Adjusted EBITDA as a percentage of Revenue was 1% for the three months ended June 30, 2024, compared to 5% for the three months ended June 30, 2023.

In the six months ended June 30, 2024, Adjusted EBITDA was $(34.1) million, compared to $4.1 million in the same period in 2023. The decrease in Adjusted EBITDA is a reflection of the changes in our revenue, operating costs, and expenses, as discussed above. Adjusted EBITDA as a percentage of Revenue was (7)% for the six months ended June 30, 2024, compared to 1% for the six months ended June 30, 2023.

The following table reconciles net loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(in thousands, except percentages)
Net loss	$(13,098)	$(5,642)	$(154,014)	$(49,254)
Add back:
Depreciation and amortization of intangible assets	5,388	20,583	18,511	41,270
Impairment of long-lived assets	—		84,000	—
Interest income	(1,162)	(2,095)	(1,967)	(3,673)
Interest expense	428	589	953	1,312
Other income, net	(119)	(1,617)	(195)	(3,774)
Income tax expense	147	419	1,565	782
Equity-based compensation	2,109	3,890	5,179	8,031
Business combination costs(1)	60	60	119	119
Restructuring(2)	8,433	(43)	11,714	9,323
Adjusted EBITDA	$2,185	$16,144	$(34,135)	$4,136
Adjusted EBITDA as a percentage of Revenue	1%	5%	(7)%	1%

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$119,330	$142,126	$225,068	$266,257
Less: equity-based compensation	(9)	(18)	(29)	(62)
Less: restructuring(1)	(16)	112	(112)	(664)
Non-GAAP cost of revenue	$119,305	$142,220	$224,927	$265,531

Operations and support	$57,494	$61,851	$117,478	$122,664
Less: equity-based compensation	(123)	(361)	(207)	(727)
Less: restructuring(1)	(1,155)	59	(1,718)	(1,820)
Non-GAAP operations and support	$56,216	$61,549	$115,553	$120,117

Technology and development	$16,635	$15,601	$31,941	$29,874
Less: equity-based compensation	(465)	(509)	(1,077)	(903)
Less: restructuring(1)	(1,918)	(56)	(1,918)	(233)
Non-GAAP technology and development	$14,252	$15,036	$28,946	$28,738

Sales and marketing	$43,143	$56,397	$92,586	$113,901
Less: equity-based compensation	(6)	(533)	(487)	(1,544)
Less: restructuring(1)	(2,121)	(70)	(3,026)	(1,744)
Non-GAAP sales and marketing	$41,016	$55,794	$89,073	$110,613

General and administrative	$20,790	$16,367	$42,522	$42,074
Less: equity-based compensation	(1,506)	(2,469)	(3,379)	(4,795)
Less: business combination costs(2)	(60)	(60)	(119)	(119)
Less: restructuring(1)	(3,223)	(2)	(4,942)	(4,862)
Non-GAAP general and administrative	$16,001	$13,836	$34,082	$32,298

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

As of June 30, 2024, we had cash and cash equivalents of $186.7 million. We experienced more variable and generally weaker demand than is typical in the six months ended June 30, 2024 and, as a result, our cash position did not build as expected in the period. Our primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures and other general corporate purposes. On May 8, 2024, we drew $81.0 million under the Revolving Credit Facility (as defined below), and on August 7, 2024, a subsidiary of the Company issued $30.0 million of Convertible Notes (as defined below) to supplement our cash position. Refer to Note 8, Debt and Note 15, Subsequent Event, for further details. Significant fluctuations in our cash position, continued decreases in the number of homes on our platform, lower guest demand and variable booking patterns, the impact of the Reorganization on our business and other adverse changes impacting the Company may result in us seeking additional financing opportunities as the Company continues to evaluate its liquidity needs. In the future, we expect to need cash to make payments under our tax receivable agreement with the holders of Vacasa Holdings' equity prior to the business combination (the "Tax Receivable Agreement"). However, until the Company achieves profitability, significant amounts are unlikely to become payable under the Tax Receivable Agreement. For more details regarding the Tax Receivable Agreement, see our 2023 Annual Report. We expect our operations will continue to be financed primarily by equity offerings, debt financing, and cash and cash equivalents. We believe our existing sources of liquidity will be sufficient to fund operations, working capital requirements, capital expenditures, and debt service obligations for at least the next 12 months.

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

Revolving Credit Facility

In October 2021, we entered into a credit agreement, which, as subsequently amended in December 2021 and June 2023 (as amended, the "Credit Agreement"), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million ("Revolving Credit Facility"). The Revolving Credit Facility includes a sub-facility for letters of credit in an aggregate face amount of $40.0 million, which reduces borrowing availability under the Revolving Credit Facility. As of June 30, 2024, there were $81.0 million in borrowings outstanding under the Revolving Credit Facility. As of June 30, 2024, $23.4 million of letters of credit were issued under the Revolving Credit Facility, and $0.6 million was available for borrowings.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,

	2024	2023
	(in thousands)
Net cash provided by operating activities	$163,574	$309,066
Net cash used in investing activities	(4,092)	(7,739)
Net cash provided by (used in) financing activities	70,150	(19,024)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(382)	(466)
Net increase in cash, cash equivalents and restricted cash	$229,250	$281,837

Operating Activities

Net cash provided by operating activities was $163.6 million for the six months ended June 30, 2024, primarily due to a net loss of $154.0 million, partially offset by $115.3 million of non-cash items, including depreciation, amortization of intangible assets, impairment of long-lived assets, reduction in the carrying amount of operating lease right-of-use assets, and equity-based compensation expense. Additional sources of cash flows resulted from changes in working capital, including a $112.2 million increase in funds payable to owners, a $51.8 million increase in deferred revenue and future stay credits, a $23.0 million increase in hospitality and sales taxes payable, a $13.9 million increase in accounts payable, and a $7.8 million increase in accrued expenses and other liabilities.

Net cash provided by operating activities was $309.1 million for the six months ended June 30, 2023, primarily attributable to a net loss of $49.3 million, offset by $55.8 million of non-cash items, including depreciation, amortization of intangible assets, impairment of right-of-use assets, reduction in the carrying amount of operating lease right-of-use assets, fair value adjustment on derivative liabilities, and equity-based compensation expense. Additional sources of cash flows resulted from changes in working capital, including a $161.2 million increase in funds payable to owners, an $85.9 million increase in deferred revenue and future stay credits, a $35.7 million increase in hospitality and sales taxes payable, and a $13.8 million increase in accounts payable, partially offset by a $13.9 million decrease in prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities was $4.1 million for the six months ended June 30, 2024, primarily due to $2.7 million of cash paid for capitalized internally developed software costs and $1.4 million of cash paid for purchases of property and equipment.

Net cash used in investing activities was $7.7 million for the six months ended June 30, 2023, primarily due to $4.1 million of cash paid for capitalized internally developed software costs and $2.9 million of cash paid for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $70.2 million for the six months ended June 30, 2024, primarily due to an $81.0 million draw under the Revolving Credit Facility, partially offset by $7.6 million of cash payments for business combinations and $3.1 million of repayment of financed insurance premiums.

Net cash used in financing activities was $19.0 million for the six months ended June 30, 2023, primarily attributable to $16.4 million of cash payments for business combinations and $3.1 million of repayment of financed insurance premiums.

Material Cash Requirements from Contractual and Other Obligations

As of June 30, 2024, there were no material changes outside the ordinary course of business to the contractual obligations from the information disclosed in our 2023 Annual Report, except as disclosed below.

Revolving Credit Facility

In October 2021, we entered into the credit agreement, which, as subsequently amended in December 2021 and June 2023 (as amended, the "Credit Agreement"), provides for borrowings in an aggregate principal amount of up to $105.0 million, which amount may be borrowed and repaid from time to time. As of June 30, 2024, there were $81.0 million in borrowings outstanding under the Revolving Credit Facility. As of June 30, 2024, there were $23.4 million of letters of credit issued under the Revolving Credit Facility, and $0.6 million was available for borrowings. See Liquidity and Capital Resources — Revolving Credit Facility for additional information.

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

JOBS Act Accounting Election

We meet the definition of an emerging growth company under the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), which permits the Company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As of January 1, 2022, we elected to irrevocably opt out of the extended transition period.

Subsequent Event

Note Purchase Agreement, Convertible Notes

On August 7, 2024, Vacasa, Inc. entered into a note purchase agreement (the “Note Purchase Agreement”) by and among Vacasa Inc., its subsidiaries Vacasa Holdings LLC, a Delaware limited liability company (“Holdings”), as guarantor, and V-Revolver Sub LLC (“Borrower”), a Delaware limited liability company, as borrower, DK VSCA Lender LLC (“DK”), an affiliate of Davidson Kempner Capital Management LP and certain existing holders of the Company’s Class A Common Stock, as purchaser, the other purchasers from time to time thereto and Acquiom Agency Services LLC, as administrative agent and collateral agent, providing for the issuance and sale of up to $75.0 million aggregate principal amount of first lien senior secured convertible notes due 2029 (the “Convertible Notes”) to DK. The Convertible Notes are comprised of: (i)$30.0 million of notes (the "Initial Notes") issued on August 7, 2024 (the “Funding Date”); (ii) up to $20.0 million of notes to be issued pursuant to an option granted by the Borrower to DK, which is exercisable at DK’s option within six months after the Funding Date, on the same terms and conditions as the Initial Notes (the “DK Option Notes”); and (iii) up to $25.0 million of notes to be issued pursuant to the mutual agreement of the Borrower and DK any time after the Funding Date, but before the Maturity Date (as defined below), on the same terms and conditions as the Initial Notes (the “Mutual Option Notes” and together with the DK Option Notes, the “Additional Notes”). In the event DK does not exercise its option to purchase the DK Option Notes, then the Borrower may issue the DK Option Notes to a third-party purchaser pursuant to the terms of the Note Purchase Agreement. Simultaneously with and pursuant to the Note Purchase Agreement, the Borrower and each guarantor thereunder also entered into a collateral agreement (the “Collateral Agreement”) establishing a first priority lien on substantially all of the assets of Holdings, the Borrower and the guarantors, and entered into a guarantee agreement (the “Guarantee Agreement”) guaranteeing the Convertible Notes. The liens established under the Collateral Agreement are pari passu in priority with the liens under the Borrower’s existing senior secured revolving credit facility.

The Convertible Notes will bear interest at an annual rate of 11.25%, which is payable in kind for the first three years, by adding the amount of such accrued interest to the principal amount of the Convertible Notes; provided that, at the Borrower’s election, interest may be paid in cash at an annual rate of 9.75%. Beginning on August 7, 2027, the Convertible Notes will bear interest at an annual rate equal to 9.75% payable in cash. The Convertible Notes will mature on August 7, 2029 (the “Maturity Date”), unless earlier repurchased, redeemed or converted. The Convertible Notes are guaranteed by Holdings and certain other current and future subsidiaries of the Company, and are secured by a first priority lien on substantially all of their respective assets (other than certain excluded assets).

The Convertible Notes will be convertible, in whole and not in part (subject to certain limitations described below), into shares of the Company’s Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”), at the option of DK; provided, however, that in the event that any conversion of the Convertible Notes would trigger the Change of Control Rules (as defined in the Convertible Notes), then the Convertible Notes shall be converted in part, at the maximum amount permitted without triggering such Change of Control Rules. The initial conversion price of the Convertible Notes is $4.16 (the “Conversion Price”), which is subject to customary anti-dilution adjustments.

From and after August 7, 2027, the Borrower may redeem the Convertible Notes, in whole or in part, at a redemption price equal to 102% of the aggregate principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. In addition, from and after August 7, 2027, if the closing price per share of the Class A Common Stock exceeds 225% of the Conversion Price for 20 out of 30 consecutive trading days, the Borrower may redeem all, but not less than all, of the Convertible Notes at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest. Upon the consummation of a Major Transaction (as defined in the Note Purchase Agreement), the Borrower may also redeem all, but not less than all, of the Convertible Notes then outstanding in an amount equal to 130% of the initial principal amount of the Convertible Notes to be redeemed, less all accrued interest previously paid in cash.

The Note Purchase Agreement includes customary negative covenants, subject to specified exceptions, including limits on the ability of the Borrower to incur additional debt. The Note Purchase Agreement also includes customary events of default, the occurrence of which may result in the acceleration of the maturity of the Convertible Notes. In addition, the Borrower may not permit (i) the Liquidity (as defined in the Note Purchase Agreement) to be less than $15.0 million as of the last day of any Test Period (as defined in the Note Purchase Agreement) commencing with the Test Period ending on September 30, 2024 and (ii) the Consolidated EBITDA (as defined in the Note Purchase Agreement) of the Borrower and its subsidiaries to be less than $15.0 million as of the last day of any Test Period commencing with the Test Period ending on December 31, 2026.

Pursuant to the terms of the Note Purchase Agreement, Vacasa, Inc. intends to seek to obtain stockholder approval under Nasdaq rules with respect to the issuance of Conversion Shares (as defined in the Note Purchase Agreement) in excess of the limitations imposed by such rules at the Company’s next annual meeting of stockholders following the Funding Date.

DK will have certain preemptive rights with respect to certain issuances of shares of Class A Common Stock and certain rights of first offer with respect to certain debt issuances by the Company, Borrower or any of their direct or indirect subsidiaries.

In addition, the Company granted certain rights to DK to designate certain individuals (each such individual, a “Nominee”) to the Company’s Board and the committees thereof. Pursuant to the terms of the Note Purchase Agreement, following the Funding Date, (A) for so long as DK continues to beneficially own at least 50% of the number of shares of Class A Common Stock (on an as-converted basis) that it held on the Funding Date, then DK will have the right to designate two Nominees, and (B) for so long as DK continues to beneficially own less than 50% but at least 25% of the number of shares of Class A Common Stock (on an as-converted basis) that it held on the Funding Date, then DK will have the right to designate one Nominee to the Board. In the event the full $45.0 million aggregate principal amount of Additional Notes is issued to DK, then upon the purchase by DK of such Additional Notes, for so long as DK continues to beneficially own at least 67% of the number of Conversion Shares underlying the Convertible Notes on an as-converted basis as of the Funding Date (including the purchase of such Additional Notes as if it occurred on the Funding Date), then DK will have the right to designate three Nominees. If, following the issuance of such Additional Notes, DK at any time owns less than 67% of the number of Conversion Shares underlying the Convertible Notes on such as-converted basis, then DK will have the right to designate the applicable number of Nominees as described in the second sentence of this paragraph. In addition, in the event the Borrower and its subsidiaries fail to comply with the requirements of the Home Churn Covenant (as defined in the in the Note Purchase Agreement) as of the last day of any applicable Test Period of the Borrower, commencing with the Test Period ending on December 31, 2025, DK will have the right to designate up to two additional Nominees (provided that in no event will DK have the right to designate more than four Nominees at any given time). As of the Funding Date, DK has designated, and Vacasa, Inc. has appointed, two Nominees to its Board. At the Funding Date, DK has the right to designate, and has designated, one Nominee to be appointed to the Compensation Committee of the Board, one Nominee to be appointed to the Nominating and Corporate Governance Committee of the Board, and two Nominees to be appointed to the Strategy and Finance Committee of the Board, and the Board has appointed such Nominees to such committees. DK also has the right to designate one Nominee to be appointed to any committee of the Board formed after the Funding Date. The rights described in this paragraph are subject to certain exceptions and limitations set forth in the Note Purchase Agreement.

On the Funding Date, the Company also issued to DK an aggregate of 174,825 shares of Class A Common Stock (the “Fee Shares”), representing payment in full of certain amounts payable to DK in respect of the Initial Notes pursuant to the Note Purchase Agreement.

The foregoing descriptions of the Note Purchase Agreement, Convertible Notes, the Collateral Agreement and the Guarantee Agreement do not purport to be complete and are qualified in their entirety by reference to the Note Purchase Agreement, the Form of Note, the Collateral Agreement and the Guarantee Agreement, copies of which are incorporated by reference into the Quarterly Report.

Voting Agreement

On August 7, 2024, Vacasa, Inc. entered into a Voting Agreement (the “Voting Agreement”) with certain existing investors of the Company affiliated with Silver Lake, Riverwood Capital and Level Equity Management (collectively, the “Stockholders”).

Pursuant to the Voting Agreement, each Stockholder agreed with the Company to vote all shares of the Company’s Class A Common Stock and Class B Common Stock, par value $0.00001 per share, owned or held of record by such Stockholder at each annual or special meeting of the Company’s stockholders (and at every adjournment or postponement thereof) at which Stockholder Approval (as defined below) is sought, in favor of such Stockholder Approval, until such time as such Stockholder Approval has been obtained. “Stockholder Approval” is defined in the Voting Agreement as such approval as may be required by the Nasdaq Global Market (or, if applicable, any such other trading market on which the Class A Common Stock may subsequently be primarily listed and quoted for trading) from the stockholders of the Company under Rule 5635(b) and Rule 5635(d) of the listing rules of The Nasdaq Stock Market LLC with respect to the issuance of the shares of Class A Common Stock underlying the Convertible Notes.

The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the Voting Agreement, a copy of which is incorporated by reference into this Quarterly Report.

Amended and Restated Registration Rights Agreement

On August 7, 2024, the Company entered into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) with DK, certain related parties of DK (together with DK, the “DK Holders”), and certain existing investors of the Company (the “Existing Investors”). The A&R Registration Rights Agreement amends and restates the Registration Rights Agreement, dated as of December 6, 2021 (the “Original Registration Rights Agreement”), by and among the Company and the Existing Investors. The material terms of the A&R Registration Rights Agreement are substantially the same as those of the Original Registration Rights Agreement, which are described in the Company’s Definitive Proxy Statement on Schedule 14A, filed by the Company with the Securities and Exchange Commission (“SEC”) on April 8, 2024 (the “Proxy Statement”), under the heading “Certain Relationships and Related Person Transactions—Registration Rights Agreement.”

In addition, pursuant to the A&R Registration Rights Agreement, the Company granted the DK Holders registration rights consistent with those of the other Major Investors (as defined therein). The Company also agreed to use commercially reasonable efforts to file, within 30 days after the Funding Date or the date of any issuance of Additional Notes, a registration statement on Form S-3 (or such other form of registration statement as is then available to effect a registration under the Securities Act of 1933, as amended (the “Securities Act”)), permitting the offer and resale from time to time with respect to all of the registrable securities then held by the DK Holders, including all shares of Class A Common Stock issuable upon the conversion of the Convertible Notes then held by the DK Holders.

The foregoing description of the A&R Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the A&R Registration Rights Agreement, a copy of which is incorporated by reference into this Quarterly Report.

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

Interest Rate Fluctuation Risk

We are exposed to interest rate risk on our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities.

On May 8, 2024, we drew $81.0 million under the Revolving Credit Facility, which is susceptible to interest rate risk, with interest expense increasing or decreasing as the applicable rate of interest on outstanding borrowings increases or decreases. A hypothetical 100 basis point increase in interest rates on our indebtedness outstanding during the three months ended June 30, 2024 would not have had a material impact on our interest expense for the three months ended June 30, 2024. On August 7, 2024, our subsidiary issued $30.0 million of Convertible Notes, which bear interest at a fixed rate of interest. If we engage in additional financing opportunities, such financing may also expose the Company to interest rate risk.

Our cash and cash equivalents primarily consist of cash deposits and marketable securities. We do not enter into investments for trading or speculative purposes. Because our cash equivalents generally have short maturities, the fair value of our portfolio is relatively insensitive to interest rate fluctuations. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks to our short-term investments due to changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2024, we announced the Reorganization, which was intended to, among other things, reduce certain fixed costs in our business, accelerate the transformation of our business to a model focused more on local market accountability and execution, and promote greater efficiency and realign our business and strategic priorities. The Reorganization has resulted in significant structural changes to the way we run our business, including a significant reduction in our corporate and central operations personnel and functions. The Reorganization has resulted in our local operations teams assuming more of the management and business responsibilities of their markets, including marketing and unit acquisition, which are new or more significant responsibilities for these teams. Our local operations teams may not be successful in managing and growing their markets or in retaining homeowners and attracting guests to the platform. Additionally, our local operations teams may have difficulty attracting and retaining the personnel needed to run the necessary operations. Such implementation risks could materially adversely affect our business, results of operations, and financial condition. As a result of the Reorganization, we have significantly reduced the size of our central sales team, and reorganized the sales force to more closely align with individual markets. Similarly, we have reduced and realigned other central office support teams, including product and technology, finance and accounting, legal, human resources and marketing. The Reorganization has also resulted in more targeted sales and marketing efforts and a shift in technology strategy from only proprietary in-house development to consideration of third-party off-the-shelf solutions along with targeted proprietary development of differentiating technology. The implementation and execution of the Reorganization measures are subject to significant risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale. As such, the Reorganization may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Implementation of the Reorganization may be costly and disruptive to our business; we may not realize the expected benefits from our change in technology strategy; the expected costs and charges may be greater than we have forecasted; and the estimated cost savings may be lower than we have forecasted. If we are unable to successfully implement our Reorganization, we may not realize all or any of the anticipated benefits thereof, which could adversely affect our business, financial condition, and results of operations, including our profitability, cash flow and liquidity needs and availability.

Additionally, certain aspects of the Reorganization, such as severance costs associated with reducing our headcount, have negatively impacted our cash flows and may continue to do so in the future. Our initiatives have resulted, and could in the future result in, personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees, any of which could adversely impact our business, results of operations, disclosure controls and procedures and financial condition. Unfavorable publicity or negative perceptions about us or any of our strategic initiatives, including the Reorganization, could result in reputational harm and could diminish confidence in, and the use of, our products and services, which could adversely affect our business, financial condition and results of operations. For example, the Reorganization may result in negative perceptions among homeowners and our distribution partners regarding our business and financial condition. See “— Maintaining and enhancing our brand and reputation is critical to our future growth, and negative publicity could damage our brand and thereby harm our ability to compete effectively, and could materially adversely affect our business, results of operations, and financial condition.” The Reorganization has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments—Workforce Reduction Plans.”

Any indebtedness we may incur from time to time could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

As described elsewhere in this Quarterly Report under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility,” in October 2021, we entered into a Revolving Credit Facility, which, as subsequently amended in December 2021 and June 2023, provides for senior secured borrowings in an aggregate principal amount of up to $105.0 million, which amount may be borrowed and repaid from time to time. As of June 30, 2024, $81.0 million in borrowings were outstanding under the Revolving Credit Facility, $23.4 million of letters of credit were issued under the Revolving Credit Facility, and $0.6 million was available for borrowings. In addition, as described elsewhere in this Quarterly Report under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events,” in August 2024, the Company entered into the Note Purchase Agreement, providing for the issuance and sale of up to $75.0 million aggregate principal amount of senior secured convertible notes due 2029 ("Convertible Notes"), of which, as of the date hereof,$30.0 million has been issued and is outstanding.

If we cannot generate sufficient cash flows from operations to service the amounts borrowed under the Revolving Credit Facility, any amounts due under the Convertible Notes, or to maintain our ongoing operations, we may need to refinance, dispose of assets, issue equity to obtain necessary funds, or seek additional sources of liquidity. We do not know whether we will be able to do any of this on a timely basis, on terms satisfactory to us, or at all. While the Note Purchase Agreement provides for the issuance of up to an additional $45.0 million of Convertible Notes in certain circumstances and upon certain conditions, there can be no guarantee that any additional Convertible Notes will be issued. In addition, any additional indebtedness could have important consequences, including, but not limited to:

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

In addition, the agreements governing our Revolving Credit Facility and the Convertible Notes contain, and any agreements evidencing or governing other future indebtedness may also contain, certain restrictive covenants that limit or otherwise restrict our ability to do certain things:

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

The agreements governing the Revolving Credit Facility and the Convertible Notes also contain, and any agreements evidencing or governing other future indebtedness may also contain, certain financial covenants and financial reporting and other requirements, as described elsewhere in this Quarterly Report under Part I, Item 2. under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility and — Subsequent Events.” Our ability to comply with these covenants and requirements may be affected by events and factors beyond our control. We may not be able to generate sufficient revenue or maintain sufficient liquidity to meet the financial covenants (at such time as we are required to do so) or pay any principal and interest due under the Revolving Credit Facility or Convertible Notes when required. If we fail to make payments or otherwise experience an event of default thereunder, the lending banks would be permitted to take certain actions, including terminating all outstanding commitments and declaring all amounts to be immediately due and payable and would have the right to proceed against the collateral granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition. Furthermore, future working capital, borrowings, or equity financing could be unavailable to repay or refinance amounts borrowed under the Revolving Credit Facility or the Convertible Notes. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our Class A Common Stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

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

As a result of the Reorganization, we have significantly reduced the size of our central sales team, and reorganized the sales force to more closely align with individual markets. Similarly, we have reduced and realigned other central office support teams, including product and technology, finance and accounting, legal, human resources and marketing. While these actions are expected to reduce the Company's total operating expenses, if our revenue continues to decline, it may not be enough to offset our current and future operating expenses, we will not achieve profitability in future periods and our net losses may increase. Additionally, the reduction in the size of our sales force may reduce the number of units onboarded to our platform, which may slow potential growth in revenue.

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

Our business and operations experienced rapid historical growth, which strained our resources, and the Reorganization may further limit our ability to maintain or improve our systems, processes and controls, which could adversely affect our business, results of operations, financial condition and prospects.

The rapid historical growth and expansion of our business has placed a continuous and significant strain on our management, operational, financial and other resources. As part of the Reorganization, we have reduced and realign our central corporate teams, which may limit our ability to maintain or continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our customer service and support capabilities, our relationships with various distribution partners and other third parties, and our ability to manage operations, headcount and processes.

We may not be able to sustain the pace of improvements to our platform and services, or successfully develop and introduce new offerings or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to maintain and improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage our business and to forecast our revenue, expenses, and net income (loss) accurately, or to prevent losses.

In addition, we may find it difficult to maintain our corporate culture while managing our workforce. Any failure to manage our workforce or organizational changes and resulting employee concerns in a manner that preserves our culture could result in unwanted employee attrition and negatively impact future growth and achievement of our business objectives. Additionally, our productivity and the quality of our offerings may be adversely affected if we do not integrate and train our new employees quickly and effectively. Failure to manage growth, effectively could result in increased costs, negatively affect homeowner and guest satisfaction and adversely affect our business, results of operations, financial condition and growth prospects.

Our past growth may not be indicative of our future prospects, and revenue has decreased and may continue to decrease in the future. Our historical growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful.

Our past growth may not be indicative of our future prospects, and revenue has decreased and may continue to decrease in the future. Our past growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful. Our total revenue for the six months ended June 30, 2024 and 2023 was $458.4 million and $561.4 million, respectively, representing a decrease in revenue of 18%. Our ability to avoid further declines in our revenue depends on maintaining our existing homes on our platform, the growth of supply of new homes for our platform and demand for vacation rentals on our and our distribution partners platforms. Our business is also affected by general economic and business conditions worldwide, as well as trends in the global travel and hospitality industries, all of which can adversely impact our growth. In addition, we believe that our revenue growth depends upon a number of additional factors, including other risks described elsewhere in this Quarterly Report and the 2023 Annual Report.

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

In addition, we may not adequately police the safety, suitability, location, quality, availability of recreational items or other amenities, compliance with our policies or standards, and legal compliance, such as fire code compliance or the presence of carbon monoxide detectors, of all our homeowners’ properties. We have in the past taken steps to investigate issues raised by guests and homeowners and endeavor to require our local home care staff, including maintenance and housekeeping teams, to do periodic compliance checks, but we cannot ensure that these are consistently performed. We have created policies and standards to respond to issues reported with properties, but some vacation rentals may pose heightened safety risks to individual guests because those issues have not been reported to us, because our local operations team has not taken the requisite action based on our policies, or because guests or third parties disregard safety measures. We rely, in part, on reports of issues from homeowners, guests and employees to investigate and enforce many of our policies and standards. In addition, our policies may not contemplate certain safety risks posed by rental homes or individual homeowners or guests or may not sufficiently address those risks. For example, we have been in the past, and may be in the future, subject to legal claims and potential liability relating to injuries or other damages sustained in connection with guests’ use of recreational items and other amenities on our homeowners’ properties. Though we typically seek to obtain waivers from liabilities associated with guest use of these items, homeowners do not always inform us that such items are present on their properties and, in any event, we cannot guarantee that any waiver we are able to obtain will be found to be enforceable.

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

We have incurred significant operating losses and generated negative cash flows from operations as we have been investing to support our business, and expect to continue to do so in the future as we execute on our strategic initiatives to return to growth in our business. Our future capital requirements and needs for additional financing will depend on many factors, including, but not limited to, our ability to execute on our Reorganization plan, our growth, our ability to attract and retain new homeowners and guests that utilize our services, the extent and profitability of any strategic transactions we enter into, the continuing market acceptance of our offerings, the timing and extent of spending to enhance our technology, the extent of our sales and marketing activities, and our cash flows, cash position and liquidity requirements. Our need for additional financing may also be impacted by the seasonality of our business. Our cash and working capital tends to be highest in the second quarter and lowest in the fourth quarter of the year. On May 8, 2024, the Company drew $81.0 million under the Revolving Credit Facility, and on August 7, 2024, we issued $30.0 million of Convertible Notes, to supplement our cash position. We will continue to evaluate our liquidity needs in light of market conditions and expected cash flows. If our working capital reserves are inadequate, we may be required to evaluate additional financing opportunities, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time. Additional financing may not be available to us on acceptable terms when required, or at all. If we raise additional funds through future issuances of equity or convertible debt securities, such as the Convertible Notes, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. In addition, our stockholders will experience additional dilution when stock appreciation rights holders and option holders exercise their rights to purchase our Class A Common Stock under our equity incentive plans, any restricted stock units or performance stock units we may grant from time to time vest and settle, we issue equity awards to our employees under our equity incentive plans, or we otherwise issue additional equity interests.

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

Our future success depends in large part on our ability to attract and retain high-quality management and employees. Our CEO, CFO and other members of our senior management team, as well as other employees, may terminate their employment with us at any time. Losing the services of members of our senior management team could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. In addition, we have not purchased life insurance on any members of our senior management team. Furthermore, given the importance of our key executives to our business, we are also vulnerable to the risk that they may take actions, either within or outside the scope of their duties, that intentionally or unintentionally tarnish our brand and reputation or otherwise adversely affect our business, results of operations, and financial condition. In addition, in 2023 and 2024, we implemented significant reductions in our employee base. Such reductions could negatively impact our ability to attract, retain, and motivate employees.

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

Potential indicators of impairment include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. If one or more of these impairment indicators occur or intensify, this could result in an impairment of long-lived assets or further impairment of goodwill. The Company performed a quantitative impairment assessment as of September 30, 2023, which resulted in long-lived asset and goodwill impairment charges of $46.0 million and $411.0 million, respectively. Additionally, the Company performed a quantitative impairment assessment as of March 31, 2024, which resulted in long-lived asset impairment charges of $84.0 million. No material impairment charges were taken as of June 30, 2024.

Future impairment of our long-lived assets or goodwill could be material and could adversely affect our results of operations and financial condition.

We may experience significant fluctuations in our results of operations from quarter to quarter and year to year as a result of seasonality and other factors, which make it difficult to forecast our future results.

Our results of operations may vary significantly from quarter to quarter and year to year and are not an indication of our future performance. Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate has unique seasonality, events, and weather that can increase or decrease demand for our offerings. Certain holidays can have an impact on our revenue by increasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, our second and third quarters have higher revenue due to increased Nights Sold. Our GBV typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our hourly staffing to handle increased activity on our platform in those periods. Our business is also subject to fluctuations in available working capital. Our cash and working capital tends to be highest in the second quarter and lowest in the fourth quarter of the year. Fluctuations or changes in these seasonal patterns may adversely affect our financial results and business condition, including our position. On May 8, 2024, we drew $81.0 million under the Revolving Credit Facility, and on August 7, 2024, we issued $30.0 million of Convertible Notes, to supplement our cash position. If our working capital reserves are inadequate, we may be required to seek additional sources of capital, which may not be available or may come with undesirable terms. In such event, our ability to support our business and return our operations to growth, respond to business challenges and opportunities, and execute our growth strategy would be significantly limited, and our business, results of operations, and financial condition would be materially adversely affected.

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

We expect to have material net operating loss carryforwards for U.S. federal and state income tax purposes. As of December 31, 2023, our federal net operating loss carryforwards were approximately $218.6 million. Realization of tax savings from these net operating loss carryforwards will depend on our future taxable income, and there is a risk that some of our existing carryforwards could expire unused and be unavailable to offset future taxable income, which could materially adversely affect our results of operations and financial condition. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, to offset its post-change taxable income or tax liabilities may be limited. Similar rules may apply under state tax laws. We expect that our net operating losses will be subject to limitations under these rules, and we may experience ownership changes in the future because of shifts in our stock ownership, many of which may be outside of our control. Our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset future U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us. In addition, tax benefits that we derive from certain tax attributes, including net operating losses, that are allocable to us as a result of the transactions undertaken in connection with the Business Combination (as defined below) are subject to the terms of, and may give rise to payments that we will be required to make under, the Tax Receivable Agreement (as defined below).

We are a holding company and our principal asset is our indirect equity interests in OpCo and, accordingly, we are dependent upon distributions from OpCo to pay taxes and other expenses.

We are a holding company and our principal asset is our 57.7% indirect ownership of Vacasa Holdings LLC ("OpCo"). We have no independent means of generating material revenue. As the initial sole manager of OpCo, we generally intend to cause OpCo to make distributions to its equity holders in amounts sufficient to cover the taxes on their allocable share of the taxable income of OpCo, including for this purpose, any payments we are obligated to make under the Tax Receivable Agreement (as defined below) and other costs or expenses, but we may be limited in our ability to cause OpCo to make distributions to its equity holders (including for purposes of paying corporate and other overhead expenses and dividends) by our contractual arrangements, including the terms of our Revolving Credit Facility and any additional debt facilities that we may enter into in the future. In addition, certain laws and regulations may result in restrictions on OpCo’s ability to make distributions to Vacasa, Inc., or the ability of OpCo’s subsidiaries to make distributions to it.

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

In connection with the Business Combination, Vacasa, Inc. acquired existing equity interests from certain Existing VH Holders in exchange for the issuance of shares of Class A Common Stock and rights to receive payments under the Tax Receivable Agreement (as defined below). As a result of these acquisitions, Vacasa, Inc. has succeeded to certain tax attributes of the Blockers and will receive the benefit of tax basis in assets of OpCo and its subsidiaries. In addition, redemptions or exchanges of OpCo Units in exchange for shares of our Class A Common Stock or cash may produce favorable tax attributes that would not be available to Vacasa, Inc. in the absence of such redemptions or exchanges. Such transactions are also expected to result in increases in Vacasa, Inc.’s allocable share of the tax basis in OpCo’s tangible and intangible assets. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that Vacasa, Inc. would otherwise be required to pay in the future had such sales and exchanges never occurred.

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

We have in the past experienced cyberattacks and security incidents, none of which have, to date, had a material impact on our business, and we expect to continue experiencing such attacks and incidents in the future. Cyberattacks are becoming increasingly sophisticated, with attackers utilizing tools, including artificial intelligence, designed to circumvent controls, avoid detection and obfuscate evidence, which means that we may be unable to identify, investigate or remediate cybersecurity incidents in a timely or effective manner. Further, the techniques used by threat actors to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are unknown until launched against a target. As such, we and our service providers may be unable to anticipate these tactics and techniques or to implement adequate preventative measures.

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

Our principal stockholders and holders of the Convertible Notes have significant influence over us, including over decisions that require the approval of stockholders, and their interests may conflict with the interests of other stockholders.

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

In the aggregate, as of June 30, 2024, the Silver Lake Stockholders, the Riverwood Stockholders, and the Level Equity Stockholders controlled approximately 46% of the combined voting power of our Common Stock as a result of their ownership of Class A Common Stock and Class B Common Stock. The Director Designation Agreements contain director nominations rights so long as each holder continues to hold prescribed amounts of our Common Stock. Based on a Form 13D filed by DK on April 22, 2024, DK held 1,342,556 shares of our Class A Common Stock, representing approximately 8.7% of our Class A Common Stock outstanding as of August 5, 2024. On August 7, 2024, we issued $30.0 million of Convertible Notes to DK (which are convertible into shares of our Class A Common Stock as described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events” of this Quarterly Report) and issued 174,825 shares of our Class A Common Stock to DK, and granted to the DK Holders certain rights to appoint Nominees to our Board (see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Event” of this Quarterly Report). As a result, these stockholders and their affiliates have significant influence over the management and affairs of our company and, if they were to decide to act together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of one or more of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of other stockholders.

In addition, because the Silver Lake Stockholders, the Riverwood Stockholders, and the Level Equity Stockholders hold part of their economic interest in our business through OpCo, rather than through Vacasa, Inc., and may hold rights to receive payments under the Tax Receivable Agreement, their interests may further conflict with the interests of holders of Class A Common Stock. For example, such holders may have different tax positions from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, and whether and when we should undergo certain changes of control within the meaning of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. These holders’ significant ownership in and influence over us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which holders of shares of our Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

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
•conversions of the Convertible Notes into shares of Class A Common Stock;
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

The ownership of a substantial amount of our Class A Common Stock is concentrated with limited number of holders. Furthermore, the holders ("OpCo Unitholders") of common units of OpCo ("OpCo Units"), other than Vacasa, Inc., have the right, pursuant to the Fourth Amended and Restated Limited Liability Company Agreement of OpCo, to cause OpCo to acquire all or a portion of their vested OpCo Units, which may be settled for, at our election, shares of Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each OpCo Unit redeemed (subject to conversion rate adjustments for stock splits, stock dividends and reclassification) or an equivalent amount of cash and, in each case, the cancellation of an equal number of shares of such OpCo Unitholder's Class B Common Stock. In addition, the Convertible Notes are convertible at the option of the holders thereof into shares of our Class A Common Stock, and any conversions of the Convertible Notes will dilute the ownership interests of existing stockholders. Any shares of Class A Common Stock we may issue in connection with such redemptions or conversions will also be eligible for sale in the public market, subject to compliance with applicable securities laws. The market price of our Class A Common Stock could decline significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These sales, or the possibility that these sales may occur, might also make it more difficult for us to raise capital through the issuance and sale of equity securities in the future at a time and at a price that we deem appropriate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report are herein incorporated by reference or are filed with this Quarterly Report, in each case as indicated herein.

Exhibit Index

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File Number	Date	Exhibit	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41130	12/9/21	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41130	12/9/21	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vacasa, Inc. dated May 23, 2023	8-K	001-41130	5/25/23	3.1
4.1	Note Purchase Agreement, dated as of August 7, 2024, among Vacasa, Inc., a Delaware corporation, Vacasa Holdings LLC, a Delaware limited liability company, V-Revolver Sub LLC, the purchasers party thereto and Acquiom Agency Services LLC	8-K	001-41130	8/8/24	4.1
4.2	Form of Senior Secured Convertible Note	8-K	001-41130	8/8/24	4.2
10.1#	Offer Letter, dated May 3, 2023, between Vacasa, LLC and Bruce Schuman	8-K	001-41130	5/9/23	10.1
10.2#	Change in Control and Retention Agreement, dated June 1, 2023, between Vacasa, LLC and Bruce Schuman	10-Q	001-41130	8/8/23	10.2
10.3#	Transition Agreement, dated May 3, 2023, between Vacasa LLC and Jamie Cohen	8-K	001-41130	5/9/23	10.2
10.4#	Separation and Release Agreement, dated February 6, 2023, between Vacasa, LLC and Craig Smith	10-Q	001-41130	8/8/23	10.4
10.5#	Vacasa, Inc. 2021 Incentive Award Plan, as amended and restated on May 21, 2024	8-K	001-41130	5/23/24	10.1
10.6#	Vacasa, Inc. 2021 Nonqualified Employee Stock Purchase Plan, as amended and restated on May 23, 2023	DEF 14A	001-41130	4/24/23	B
10.7#	Amendment No. 2 to the Credit Agreement, dated June 20, 2023, between Vacasa Holdings LLC, V-Revolver Sub LLC, and JPMorgan Chase Bank, N.A.	10-Q	001-41130	8/8/23	10.7
10.8#	Vacasa, Inc. Non-Employee Director Compensation, dated March 7, 2024					*

10.9	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Silver Lake Stockholders	8-K	001-41130	6/8/23	10.1
10.10	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Riverwood Stockholders	8-K	001-41130	6/8/23	10.2
10.11	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Level Equity Stockholders	8-K	001-41130	6/8/23	10.3
10.12	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the EB Stockholders	8-K	001-41130	6/8/23	10.4
10.13	Voting Agreement, dated as of August 7, 2024, among Vacasa, Inc., a Delaware corporation, and each of the Stockholders party thereto	8-K	001-41130	8/8/24	10.1
10.14	Amended and Restated Registration Rights Agreement, dated as of August 7, 2024, among Vacasa, Inc., a Delaware corporation, and each of the Holders party thereto	8-K	001-41130	8/8/24	10.2
10.15	Collateral Agreement, dated as of August 7, 2024 among Vacasa Holdings LLC, V-Revolver Sub, LLC, the other grantors party thereto and Acquiom Agency Services LLC, as collateral agent	8-K	001-41130	8/8/24	10.3
10.16	Guarantee Agreement, dated as of August 7, 2024 among Vacasa Holdings LLC, V-Revolver Sub, LLC, the subsidiary guarantors party thereto and Acquiom Agency Services LLC, as collateral agent	8-K	001-41130	8/8/24	10.4
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacasa, Inc.
(Registrant)

August 9, 2024	By:	/s/ Robert Greyber
(Date)	Name:	Robert Greyber
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 9, 2024	By:	/s/ Bruce Schuman
(Date)	Name:	Bruce Schuman
	Title:	Chief Financial Officer
(Principal Financial Officer)