Form 10-Q
period 2024-09-30
Vacasa, Inc.
filed 2024-11-08
CIK 1874944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 4, 2024, 15,705,353 shares of the registrant's Class A Common Stock were outstanding, 6,749,584 shares of the registrant's Class B Common Stock were outstanding, and 316,666 shares of the registrant's Class G Common Stock were outstanding.

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
•our ability to achieve profitability;
•our ability to manage the impacts the Reorganization will have on our systems, processes, and controls, including our ability to address competitive challenges, manage our employee base, or maintain our corporate culture;
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
•risks related to the ownership of our Class A Common Stock, including the significant influence our principal stockholders and holders of our Convertible Notes have over the Company; and
•those risks, uncertainties, and assumptions identified in Part I, Item 1A. "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report"), in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024, and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" in this Quarterly Report, and in our subsequent filings with the Securities and Exchange Commission.

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
•our ability to achieve profitability;
•our ability to manage the impacts the Reorganization will have on our systems, processes, and controls, including our ability to address competitive challenges, manage our employee base, or maintain our corporate culture;
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
•risks related to localized events in states and regions where our managed units are concentrated;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

Vacasa, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	As of September 30,	As of December 31,

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$124,364	$88,049
Restricted cash	132,577	137,788
Accounts receivable, net	17,979	14,242
Prepaid expenses and other current assets	24,004	25,766
Total current assets	298,924	265,845
Property and equipment, net	50,013	56,717
Intangible assets, net	17,336	114,464
Goodwill	171,856	171,879
Other long-term assets	45,901	54,643
Total assets	$584,030	$663,548
Liabilities, Temporary Equity, and Equity
Current liabilities:
Accounts payable	$36,720	$30,353
Funds payable to owners	119,545	178,670
Hospitality and sales taxes payable	38,232	45,179
Deferred revenue	73,921	105,217
Future stay credits	161	584
Accrued expenses and other current liabilities	62,659	62,820
Total current liabilities	331,238	422,823
Long-term debt, net of current portion ($24,460 held at fair value)	105,460	—
Other long-term liabilities	27,122	33,079
Total liabilities	$463,820	$455,902
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	18,967	76,593
Equity:
Class A Common Stock, par value $0.00001, 1,000,000,000 shares authorized; 15,822,273 and 12,730,577 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	3	3
Class B Common Stock, par value $0.00001, 469,841,529 shares authorized; 6,749,924 and 9,340,553 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	2	2
Additional paid-in capital	1,396,969	1,372,618
Accumulated deficit	(1,293,936)	(1,240,850)
Accumulated other comprehensive loss	(1,795)	(720)
Total equity	101,243	131,053
Total liabilities, temporary equity, and equity	$584,030	$663,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Revenue	$314,048	$379,077	$772,496	$940,510
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	126,415	150,789	351,483	417,046
Operations and support	54,459	64,998	171,937	187,662
Technology and development	9,563	16,026	41,504	45,900
Sales and marketing	39,940	57,658	132,526	171,559
General and administrative	22,127	19,328	64,649	61,402
Depreciation	4,992	5,204	12,405	15,597
Amortization of intangible assets	1,965	15,266	13,063	46,143
Impairment of long-lived assets	—	46,000	84,000	46,000
Impairment of goodwill	—	411,000	—	411,000
Total operating costs and expenses	259,461	786,269	871,567	1,402,309
Income (loss) from operations	54,587	(407,192)	(99,071)	(461,799)
Interest income	1,740	2,349	3,707	6,022
Interest expense	(2,892)	(561)	(3,845)	(1,873)
Other income, net	4,598	1,823	4,793	5,597
Income (loss) before income taxes	58,033	(403,581)	(94,416)	(452,053)
Income tax benefit (expense)	1,226	1,123	(339)	341
Net income (loss)	$59,259	$(402,458)	$(94,755)	$(451,712)
Less: Net income (loss) attributable to redeemable noncontrolling interests	17,811	(174,266)	(41,669)	(196,607)
Net income (loss) attributable to Class A Common Stockholders	$41,448	$(228,192)	$(53,086)	$(255,105)
Net income (loss) per share of Class A Common Stock:
Basic	$2.22	$(18.37)	$(3.61)	$(21.07)
Diluted	2.10	(18.37)	(3.61)	(21.07)
Weighted-average shares of Class A Common Stock used to compute net income (loss) per share:
Basic	15,706	12,419	14,725	12,108
Diluted	19,978	12,419	14,725	12,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Net Income (loss)	$59,259	$(402,458)	$(94,755)	$(451,712)
Foreign currency translation adjustments	(131)	(602)	(1,132)	(1,601)
Total comprehensive income (loss)	$59,128	$(403,060)	$(95,887)	$(453,313)
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	17,775	(174,541)	(41,732)	(197,343)
Total comprehensive income (loss) attributable to Class A Common Stockholders	$41,353	$(228,519)	$(54,155)	$(255,970)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2024	2023
Cash from operating activities:
Net loss	$(94,755)	$(451,712)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Credit loss expense	3,001	2,686
Depreciation	12,405	15,597
Amortization of intangible assets	13,063	46,143
Impairment of long-lived assets	84,000	46,000
Impairment of goodwill	—	411,000
Impairment of right-of-use assets	—	4,240
Future stay credit breakage	(105)	(1,180)
Reduction in the carrying amount of right-of-use assets	7,050	7,833
Deferred income taxes	1	(6)
Other gains and losses	819	(1,084)
Fair value adjustment on financial instruments remeasured at fair value through earnings	(4,475)	(4,325)
Convertible Notes and Notes Option issuance costs expensed as incurred	591	—
Non-cash interest expense	162	161
Equity-based compensation expense	7,642	12,005
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(6,691)	2,908
Prepaid expenses and other assets	8,981	10,358
Accounts payable	6,226	3,563
Funds payable to owners	(59,554)	(50,230)
Hospitality and sales taxes payable	(7,067)	(2,188)
Deferred revenue and future stay credits	(31,921)	(22,729)
Operating lease obligations	(7,471)	(8,003)
Accrued expenses and other liabilities	7,502	7,398
Net cash (used in) provided by operating activities	(60,596)	28,435
Cash from investing activities:
Purchases of property and equipment	(1,542)	(3,996)
Cash paid for internally developed software	(4,668)	(5,689)
Cash paid for business combinations, net of cash and restricted cash acquired	—	(664)
Net cash used in investing activities	(6,210)	(10,349)
Cash from financing activities:
Cash paid for business combinations	(8,121)	(19,478)
Cash paid for issuance costs from Convertible Notes and Notes Option	(591)	—
Payments of long-term debt	(125)	(250)
Proceeds from exercise of stock options	59	362
Proceeds from (payments to) Employee Stock Purchase Program, net of refunds	(43)	716
Proceeds from borrowings on revolving credit facility	81,000	2,000
Proceeds from borrowings on Convertible Notes and Notes Option	30,000	—
Repayment of borrowings on revolving credit facility	—	(2,000)
Repayment of financed insurance premiums	(3,956)	(4,386)
Other financing activities	(47)	(330)
Net cash provided by (used in) financing activities	98,176	(23,366)

Vacasa, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(266)	(762)
Net increase (decrease) in cash, cash equivalents, and restricted cash	31,104	(6,042)
Cash, cash equivalents, and restricted cash, beginning of period	225,837	319,660
Cash, cash equivalents, and restricted cash, end of period	$256,941	$313,618

	Nine Months Ended September 30,

	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$731	$4,474
Cash paid for interest	3,009	1,733
Cash paid for operating lease liabilities	8,819	3,049

Supplemental disclosures of non-cash activities:
Financed insurance premiums	113	186
Lease liabilities exchanged for right-of-use assets	5,588	662
Issuance of Class A Common Stock for Convertible Notes	750	—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$124,364	$151,291
Restricted cash	132,577	162,327
Total cash, cash equivalents and restricted cash	$256,941	$313,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vacasa, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(in thousands, except share and unit data)
(unaudited)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2023	$76,593	12,730,577	$3	9,340,553	$2	$1,372,618	$(1,240,850)	$(720)	$131,053
Vesting of employee equity units	5			4,705		(5)			(5)
Vesting of restricted stock units	(94)	302,189				102		(8)	94
Issuance of Class A Common Stock for Convertible Note	80	174,825				676		(6)	670
Exercise of equity-based awards	(48)	19,348				107			107
Redemption of OpCo units and retirement of Class B Common Stock	(9,877)	2,595,334		(2,595,334)		10,156		(279)	9,877
Equity-based compensation	139					7,503			7,503
Foreign currency translation adjustments	(350)							(782)	(782)
Net loss	(41,669)						(53,086)		(53,086)
Adjustment of redeemable noncontrolling interest to redemption amount	(5,812)					5,812			5,812
Balance as of September 30, 2024	$18,967	15,822,273	$3	6,749,924	$2	$1,396,969	$(1,293,936)	$(1,795)	$101,243

Balance as of June 30, 2024	$32,881	15,547,082	$3	6,751,481	$2	$1,362,061	$(1,335,384)	$(1,694)	$24,988
Vesting of employee equity units	(1)			1,020		1			1
Vesting of restricted stock units	45	97,789				(42)		(3)	(45)
Issuance of Class A Common Stock for Convertible Note	80	174,825				676		(6)	670
Redemption of OpCo units and retirement of Class B Common Stock	4	2,577		(2,577)		(4)		—	(4)
Equity-based compensation	30					2,433			2,433
Foreign currency translation adjustments	(39)							(92)	(92)
Net income	17,811						41,448		41,448
Adjustment of redeemable noncontrolling interest to redemption amount	(31,844)					31,844			31,844
Balance as of September 30, 2024	$18,967	15,822,273	$3	6,749,924	$2	$1,396,969	$(1,293,936)	$(1,795)	$101,243

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

As of September 30, 2024, the Company held 15,822,273 units of Vacasa Holdings ("OpCo Units"), which represented an ownership interest of approximately 70%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through redeemable noncontrolling interests in the condensed consolidated balance sheets and net income (loss) attributable to redeemable noncontrolling interests in the condensed consolidated statements of operations.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in the condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment and intangible assets, allowance for credit losses, valuation of assets acquired and liabilities assumed in business acquisitions and related contingent consideration, valuation of redeemable convertible preferred units, valuation of equity-based compensation, valuation of goodwill, valuation of long-lived assets, and valuation of financial instruments remeasured at fair value through earnings. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2024, we had cash and cash equivalents of $124.4 million. We experienced more variable and generally weaker demand than is typical in the nine months ended September 30, 2024 and, as a result, our cash position did not build as expected in the period.

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

The Company’s primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures, and other general corporate purposes. As a result of the significant fluctuations in the Company's cash position, continued decreases in the number of homes on our platform, lower guest demand, changes in booking patterns, and the potential impact of the Reorganization on the business, the Company sought opportunities for additional capital. On May 8, 2024, the Company drew $81.0 million under the Revolving Credit Facility (defined in Note 8, Debt), which is subject to financial covenants (see Note 8, Debt). On August 7, 2024, a subsidiary of the Company issued $30.0 million of Convertible Notes (as defined in Note 8, Debt) to supplement our cash position.

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparing the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group, including upon its eventual disposal, when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved and based on assumptions representative of market participants. The Company recorded long-lived asset impairment charges of $84.0 million and $46.0 million during the nine months ended September 30, 2024 and 2023, respectively. Refer to Note 6, Intangible Assets, Net and Goodwill, for additional information.

Convertible Notes

The Company determined the Convertible Notes (as defined in Note 8, Debt) were eligible for the fair value option and made such election to account for the Initial Notes (as defined in Note 8, Debt) entirely at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. Additional Notes (as defined

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

in Note 8, Debt) may be issued in subsequent periods where the Company would be able to make a fair value option election upon issuance provided eligibility criteria are met. The Company records the portion of the Convertible Notes that are issued and outstanding for accounting purposes at fair value with changes in fair value recorded in other income (expense), net in the condensed consolidated statement of operations, except for the portion of the total change in fair value that results from a change in the instrument-specific credit risk of the Convertible Notes, which is recorded in other comprehensive income (loss). The fair value option election was made to align the accounting for the Convertible Notes with the Company's financial reporting objectives and reduce operational effort to account for embedded features that otherwise would require bifurcation as a separate unit of account.

Pursuant to the fair value option election, direct and incremental debt issuance costs and consideration paid to the lender related to the Convertible Notes were expensed as incurred and recorded in other income (expense), net in the condensed consolidated statements of operations. Measurement of the change in fair value of the Convertible Notes includes accrued interest, whether paid-in-kind or cash.

Notes Option Liability

The Notes Option (as defined below) granted in conjunction with the Convertible Notes described in Note 8, Debt, is an equity-linked financial instrument required to be recognized as a liability remeasured through earnings. The Company records the Notes Option liability at fair value with changes in fair value recorded in other income (expense), net in the condensed consolidated statements of operations.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 - Revenue

Revenue Disaggregation

A disaggregation of the Company’s revenues by nature of the Company’s performance obligations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Vacation rental platform	$307,650	$372,606	$754,852	$917,881
Other services	6,398	6,471	17,644	22,629
Total	$314,048	$379,077	$772,496	$940,510

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

Costs to Obtain a Contract

The Company capitalizes certain costs it incurs to obtain new homeowner contracts when those costs are expected to be recovered through revenue generated from that contract. Capitalized amounts are amortized on a straight-line basis over the estimated life of the customer through sales and marketing expenses in the condensed consolidated statements of operations. Costs to obtain a contract, net of accumulated amortization, capitalized as of September 30, 2024 and December 31, 2023 were $31.8 million and $34.8 million, respectively, and were recorded as a component of prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets. The amount of amortization recorded for the three and nine months ended September 30, 2024 was $3.7 million and $11.2 million, respectively. The amount of amortization recorded for the three and nine months ended September 30, 2023 was $2.2 million and $6.0 million, respectively.

Allowance for Credit Losses

As of September 30, 2024 and December 31, 2023, the Company’s allowance for credit losses related to accounts receivable was $13.2 million and $11.7 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized credit loss expense of $0.9 million and $3.0 million, respectively, which was recorded as a component of general and administrative expense in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company recognized credit loss expense of $0.9 million and $2.7 million, respectively, which was recorded as a component of general and administrative expense in the condensed consolidated statements of operations.

Note 4 - Fair Value Measurements

The following tables set forth the Company's financial liabilities that were measured at fair value on a recurring basis (in thousands):

	As of September 30, 2024

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$3,759	$3,759
Class G Common Stock(1)	—	—	506	506
Convertible Notes	—	—	24,460	24,460
Notes Option Liability	—	—	315	315

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

Level 3 instruments consist of contingent consideration obligations related to acquired businesses, the liabilities for contingent earnout share consideration represented by the Company's Class G Common Stock, and the Convertible Notes and Notes Option Liability.

Contingent Consideration

The contingent consideration obligations are recorded in accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. The fair value of the contingent consideration is estimated utilizing an income approach and based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets at the acquisition date. The Company assesses the fair value of these obligations at each reporting date thereafter with any changes reflected as gains and losses in general and administrative expenses in the condensed consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the three and nine months ended September 30, 2024 and 2023.

Class G Common Stock

The contingent earnout share consideration represented by the Company's Class G Common Stock is recorded in other long-term liabilities on the condensed consolidated balance sheets. The fair value of the Class G Common Stock is estimated on a recurring basis using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the remaining term of the shares. Pursuant to the Amended and Restated Certificate of Incorporation, the Class G Common Stock is automatically converted to Class A shares at certain conversion ratios upon the occurrence of their respective triggering events. Inputs used to determine the estimated fair value of the Class G Common Stock include the remaining contractual term of the shares, the risk-free rate, the volatility of comparable companies over the remaining term, and the price of the Company's Class A Common Stock. The Company assesses the fair value of the Class G Common Stock at each reporting date with any changes reflected within other income, net in the condensed consolidated statements of operations. The charges for changes in fair value of the Class G Common Stock were not material for the three and nine months ended September 30, 2024 and 2023.

Convertible Notes and Notes Option Liability

The Convertible Notes are valued using a binomial lattice model within a probability-weighted framework with respect to certain redemption features. The following assumptions were used in determining the fair value of the Convertible Notes as of the issuance date and September 30, 2024:

	As of August 7, 2024	As of September 30, 2024
Risk Free Rate	3.95%	3.95%
Discount Rate	41.58%	39.58%
Volatility	45.00%	45.00%
Share Price	$3.62	$2.81

The Notes Option liability is valued using a lattice model that incorporates optionality of the fixed interest rate and conversion price of the underlying convertible debt.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents a summary of the change in fair value of Convertible Notes and Notes Option liability:

	Convertible Notes(1)	Notes Option(2)
Fair value as of June 30, 2024	$—	$—
Fair value as of the date of issuance	$27,549	$1,701
Change in fair value measurement	$(3,089)	$(1,386)
Fair value as of September 30, 2024	$24,460	$315

(1) The Convertible Notes are recorded within long-term debt, net of current portion on the condensed consolidated balance sheets and the change in fair value measurement associated with the Convertible Notes is recorded within other income, net on the condensed consolidated statements of operations.
(2) The Notes Option is recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets and the change in fair value measurement associated with the Notes Option is recorded within other income, net on the condensed consolidated statements of operations.

Impairment of Long-Lived Assets

During the nine months ended September 30, 2024 and 2023, the Company recorded long-lived asset impairment charges of $84.0 million and $46.0 million, respectively. The fair value estimate of the Company's homeowner contract assets was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using Company-specific information. For more information on the impairment of long-lived assets, refer to Note 6, Intangible Assets, Net and Goodwill.

Impairment of Right-of-Use Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the three months ended March 31, 2023, the Company took substantive action to negotiate certain sublease agreements for portions of the Company's leased corporate office space in Portland, Oregon and Boise, Idaho. Based on the sublease negotiations, the Company determined that the respective right-of-use assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair value of the asset groups based on their discounted cash flows. The carrying values of the asset groups exceeded their fair values and, as a result, the Company recorded right-of-use asset impairments of $4.2 million. The impairment charges are recorded within general and administrative expenses in the condensed consolidated statements of operations. No similar impairment charges were recorded for the three and nine months ended September 30, 2024.

Note 5 - Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of September 30,	As of December 31,

	2024	2023
Land	$13,394	$13,394
Buildings and building improvements	12,352	12,474
Leasehold improvements	6,524	6,526
Computer equipment	14,063	13,873
Furniture, fixtures, and other	27,556	26,340
Vehicles	8,127	8,276
Internal-use software	60,453	60,162
Total	142,469	141,045
Less: Accumulated depreciation	(92,456)	(84,328)
Property and equipment, net	$50,013	$56,717

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 - Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life Remaining (in years)	As of September 30, 2024

		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Homeowner contracts(1)	3	$314,122	$(166,820)	$(130,000)	$17,302
Databases, photos, and property listings	0	26,503	(26,503)	—	—
Trade names	1	9,588	(9,576)	—	12
Other(2)	4	2,902	(2,880)	—	22
Total intangible assets		$353,115	$(205,779)	$(130,000)	$17,336

	Weighted Average Useful Life Remaining (in years)	As of December 31, 2023

		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Homeowner contracts(1)	5	$314,221	$(153,819)	$(46,000)	$114,402
Databases, photos, and property listings	0	26,526	(26,519)	—	7
Trade names	1	9,597	(9,570)	—	27
Other(2)	5	2,903	(2,875)	—	28
Total intangible assets		$353,247	$(192,783)	$(46,000)	$114,464

(1) The homeowner contracts balance as of September 30, 2024 is net of accumulated impairment losses of $130.0 million that were recorded during the third quarter of fiscal year 2023 and the first quarter of fiscal year 2024. The homeowner contracts balance as of December 31, 2023 is net of accumulated impairment losses of $46.0 million that were recorded during the third quarter of fiscal year 2023.
(2) Other intangible assets consist primarily of non-compete agreements, websites, and domain names.

The Company's estimated future amortization of intangible assets as of September 30, 2024 is expected to be as follows (in thousands):

Year Ending December 31:	Amount
Remainder of 2024	$1,994
2025	7,554
2026	4,562
2027	1,567
2028	950
Thereafter	709
Total	$17,336

The following table summarizes the changes in the Company's goodwill balance (in thousands):

Nine Months Ended September 30,

2024
Balance at beginning of period(1)	$171,879
Foreign exchange translation and other	(23)
Balance at end of period(1)	$171,856

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Goodwill is net of accumulated impairment losses of $655.1 million that were recorded to the Company's single reporting unit in prior periods.

Impairment

During the first quarter of 2024, the Company saw significant declines in Gross Booking Value ("GBV") and Nights Sold. The declines are attributable to volatile guest demand and guest bookings. Further, the Company continued to experience a sustained decline in stock price. Based on these factors, the Company concluded the events and changes in circumstances indicated an impairment may exist (the "triggering event") and conducted quantitative impairment assessments of long-lived assets and goodwill as of March 31, 2024. No triggering event was identified as of September 30, 2024.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparing the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group, including upon its eventual disposal (the "recoverability test"), when there is a triggering event. The Company determined its long-lived assets represent one asset group for purposes of long-lived asset impairment. Based on the results of the recoverability test as of March 31, 2024, the Company concluded the carrying value of the single asset group was not recoverable. To allocate and recognize the impairment charge, the Company determined the individual fair value of the long-lived assets.

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

Impairment of Goodwill

The Company reviews goodwill for impairment annually, as of the first day of the fourth quarter, and more frequently if events or changes in circumstances indicate an impairment may exist. Based on the triggering event identified above, the Company conducted a quantitative goodwill impairment assessment as of March 31, 2024. The goodwill impairment assessment did not result in goodwill impairment charges as of March 31, 2024 as the fair value estimate of the Company's single reporting unit exceeded its carrying amount. The fair value estimate of the Company's single reporting unit was derived from a combination of an income approach and a market approach. Under the income approach, the Company estimated the fair value of the reporting unit based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of future revenue and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and changes in the reporting unit's projected cash flows. Under the market approach, the Company estimated the fair value of the reporting unit based on revenue market multiples derived from comparable publicly traded companies with similar characteristics as the reporting unit, as well as an estimated control premium. No triggering event was identified as of September 30, 2024.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,

	2024	2023
Employee-related accruals	$25,182	$23,834
Homeowner reserves	8,845	9,198
Current portion of acquisition liabilities(1)	7,396	11,641
Current portion of operating lease liabilities	8,660	8,670
Other(2)	12,576	9,477
Total accrued expenses and other current liabilities	$62,659	$62,820

(1) The current portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due within one year.
(2) Other includes legal contingencies. Refer to Note 13, Commitments and Contingencies for additional information.

Note 8 – Debt

The Company's debt obligations consisted of the following (in thousands):

	As of September 30,	As of December 31,

	2024	2023
Insurance premium financing	$—	$3,300
Revolving credit facility	$81,000	$—
Convertible notes	$24,460	$—
Total debt	105,460	3,300
Less: current maturities(1)	—	(3,300)
Long-term portion	$105,460	$—

(1) Current maturities of debt are recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Insurance Premium Financing

The Company previously entered into short-term agreements to finance certain insurance premiums. As of September 30, 2024, the Company's insurance premium financing agreements had lapsed, and no corresponding liability remained.

Revolving Credit Facility

In October 2021, Vacasa Holdings, LLC and its wholly owned subsidiary (the "Borrower") and certain of its subsidiaries (collectively, the "Guarantors") entered into a credit agreement with JPMorgan Chase Bank, N.A. and the other lenders party thereto from time to time.

The credit agreement, as subsequently amended in December 2021, June 2023, and October 2024 (as amended, the "Credit Agreement"; capitalized terms used herein and not otherwise defined are used as defined in the Credit Agreement), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million ("Revolving Credit Facility"). The Revolving Credit Facility includes a sub-facility for letters of credit in aggregate face amount of $40.0 million, which reduces borrowing availability under the Revolving Credit Facility. Proceeds may be used for working capital and general corporate purposes.

The June 2023 amendment modified the Credit Agreement to replace the LIBOR-based reference rate options with Adjusted Term Secured Overnight Financing Rate ("SOFR") based reference rate options. Subsequent to the amendment, any borrowings under the Revolving Credit Facility are subject to interest, determined as follows:

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Subsequent to the October 2024 amendment, ABR borrowings accrue interest at a rate per annum equal to the ABR plus a margin of 2.50%, and Term SOFR borrowings accrue interest at a rate per annum equal to the Adjusted Term SOFR plus a margin of 3.50%.

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

The October 2024 amendment, among other things, amended the minimum amount of consolidated revenue and the compliance thresholds that are measured on a trailing four-quarter basis, as of the last date of each fiscal quarter. The Borrower and its restricted subsidiaries are required to maintain a minimum amount of consolidated revenue, measured on a trailing four-quarter basis, as of the last date of each fiscal quarter, provided that such covenant will only apply if, on such date, the aggregate principal amount of outstanding borrowings under the Revolving Credit Facility and letters of credit (excluding undrawn amounts under any letters of credit in an aggregate face amount of up to $20.0 million and letters of credit that have been cash collateralized) exceeds 35% of the then-outstanding revolving commitments. The Borrower is also required to maintain liquidity of at least $15.0 million as of the last date of each fiscal quarter beginning on June 30, 2022.

The obligations of the Borrower and certain guarantor subsidiaries (the "Guarantors") are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors. As of September 30, 2024, there were $81.0 million in borrowings outstanding under the Revolving Credit Facility. As of December 31, 2023, there were no borrowings outstanding under the Revolving Credit Facility. As of September 30, 2024, there were $23.4 million of letters of credit issued under the Revolving Credit Facility, and $0.6 million was available for borrowings.

Convertible Notes

On August 7, 2024, the Company, and certain of its majority-owned subsidiaries entered into a note purchase agreement (as subsequently amended on October 25, 2024, the “Note Purchase Agreement”) with the purchaser thereof, DK VCSA Lender LLC (the "Purchaser"), an affiliate of Davidson Kempner Capital Management LP, and certain existing holders of the Company’s Class A Common Stock. The Note Purchase Agreement provides for the issuance and sale of up to $75.0 million aggregate principal amount of first lien senior secured convertible notes due 2029 (the “Convertible Notes”) to the Purchaser. The Convertible Notes are comprised of: (i) $30.0 million of notes (the "Initial Notes") issued on August 7, 2024 (the “Convertible Notes Funding Date”); (ii) up to $20.0 million of notes to be issued pursuant to an option granted by the Company to the Purchaser, which is exercisable at Purchaser’s option within six months after the Convertible Notes Funding Date, on the same terms and conditions as the Initial Notes (the “Notes Option” and the notes in respect thereof the "DK Option Notes"); and (iii) up to $25.0 million of notes to be issued pursuant to the mutual agreement of the Borrower and the Purchaser any time after the Convertible Notes Funding Date, but before the Convertible Notes Maturity Date (as defined below), on the same terms and conditions as the Initial Notes (the “Mutual Option Notes” and together with the DK Option Notes, the “Additional Notes”). In the event the Purchaser does not exercise the Notes Option, then the Company may issue the DK Option Notes to a third-party

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

purchaser pursuant to the terms of the Note Purchase Agreement. Simultaneously with and pursuant to the Note Purchase Agreement, the Company and certain of its majority-owned subsidiaries, also entered into a collateral agreement (the “Collateral Agreement”) establishing a first priority lien on substantially all of the assets of Holdings, the borrower, and other guarantors, and entered into a guarantee agreement (the “Guarantee Agreement”) guaranteeing the Convertible Notes. The liens established under the Collateral Agreement are pari passu in priority with the liens under the Revolving Credit Facility. As of September 30, 2024, the principal balance outstanding of the Convertible Notes, including paid-in-kind interest settlements, was $30.5 million.

The Convertible Notes bear interest at an annual rate of 11.25%, which is payable in kind for the first three years, by adding the amount of such accrued interest to the principal amount of the Convertible Notes; provided that, at the Borrower’s election, interest may be paid in cash at an annual rate of 9.75%. Beginning on August 7, 2027, the Convertible Notes will bear interest at an annual rate equal to 9.75% payable in cash. The Convertible Notes will mature on August 7, 2029 (the “Convertible Notes Maturity Date”), unless earlier repurchased, redeemed or converted. The Convertible Notes are guaranteed by Holdings and certain other current and future subsidiaries of the Company, and are secured by a first priority lien on substantially all of their respective assets (other than certain excluded assets).

The Convertible Notes are convertible, in whole and not in part (subject to certain limitations described below), into shares of the Company’s Class A Common Stock at the option of the Purchaser; provided, however, that in the event that any conversion of the Convertible Notes would trigger the change of control rules (as defined in the Convertible Notes), then the Convertible Notes shall be converted in part, at the maximum amount permitted without triggering such change of control rules. The initial conversion price of the Convertible Notes is $4.16 (the “Conversion Price”), which is subject to customary anti-dilution adjustments.

From and after August 7, 2027, the Company may redeem the Convertible Notes, in whole or in part, at a redemption price equal to 102% of the aggregate principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. In addition, from and after August 7, 2027, if the closing price per share of the Class A Common Stock exceeds 225% of the Conversion Price for 20 out of 30 consecutive trading days, the Company may redeem all, but not less than all, of the Convertible Notes at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest. Upon the consummation of a Major Transaction (as defined in the Note Purchase Agreement), the Company may also redeem all, but not less than all, of the Convertible Notes then outstanding in an amount equal to 130% of the initial principal amount of the Convertible Notes to be redeemed, less all accrued interest previously paid in cash.

The Note Purchase Agreement includes customary negative covenants, subject to specified exceptions, including limits on the ability of the Company to incur additional debt. The Note Purchase Agreement also includes customary events of default, the occurrence of which may result in the acceleration of the maturity of the Convertible Notes. In addition, the Company may not permit (i) a certain liquidity threshold (as further defined in the Note Purchase Agreement) to be less than $15.0 million as of the last day of any test period (as defined in the Note Purchase Agreement) commencing with such test period ending on September 30, 2024 and (ii) a certain consolidated EBITDA metric (as further defined in the Note Purchase Agreement) of the Company to be less than $15.0 million as of the last day of any such test period commencing with such test period ending on December 31, 2026.

On the Convertible Notes Funding Date, the Company also issued to the Purchaser an aggregate of 174,825 shares of Class A Common Stock (the “Fee Shares”), representing payment in full of certain amounts payable to the Purchaser in respect of the Initial Notes pursuant to the Note Purchase Agreement.

The October 2024 amendment modified the Note Purchase Agreement to conform the terms of the Note Purchase Agreement to the Credit Agreement, as amended, to the extent they apply to the Note Purchase Agreement.

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 - Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,

	2024	2023
Class G Common Stock(1)	$506	$506
Long-term portion of acquisition liabilities(2)	560	4,682
Long-term portion of operating lease liabilities	15,354	17,196
Other	10,702	10,695
Total other long-term liabilities	$27,122	$33,079

(1) For more information, see Note 13, Equity of our 2023 Annual Report.
(2) The long-term portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due after one year.

Note 10 - Income Taxes

The Company's effective tax rate was a 2% benefit on pre-tax income for the three months ended September 30, 2024 and an 0% benefit on pre-tax loss for the three months ended September 30, 2023. The Company's effective tax rate was a 0% expense on pre-tax loss for the nine months ended September 30, 2024 and a 0% benefit on pre-tax loss for the nine months ended September 30, 2023. The effective tax rate differs from our statutory rate in both periods due to the effect of flow-through entity income and losses for which the taxable income or loss is allocated to the Vacasa Holdings, LLC members and due to valuation allowance considerations.

Note 11 - Equity and Equity-Based Compensation

Equity-Based Award Activities

Restricted Stock Units

A summary of the Restricted Stock Unit ("RSU") activity was as follows during the period indicated:

Activity Type	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	833	$27.58
Granted	845	4.60
Vested	(302)	22.74
Forfeited	(286)	25.95
Outstanding as of September 30, 2024	1,090	11.53

As of September 30, 2024, there was unrecognized compensation expense of $11.5 million related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.

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

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of the PSU activity was as follows during the period indicated:

Activity Type	Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	250	$29.40
Forfeited	(42)	14.96
Outstanding as of September 30, 2024	208	31.51

As of September 30, 2024, there was unrecognized compensation expense of $2.1 million related to unvested PSUs, which is expected to be recognized over a weighted-average period of 1.3 years.

Stock Appreciation Rights

A summary of the Stock Appreciation Rights ("SARs") activity was as follows during the period indicated:

Activity Type	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2023	45	$61.54
Forfeited	(21)	58.72
Outstanding as of September 30, 2024	24	64.03

As of September 30, 2024, there was less than $0.1 million of unrecognized compensation expense for the Company's SARs that will be recognized over a weighted-average remaining recognition period of 0.3 years. As of September 30, 2024, the Company's outstanding SARs had a weighted-average remaining contractual life of 3.9 years and no intrinsic value.

Stock Options

A summary of the stock options activity was as follows during the period indicated:

Activity Type	Stock Options (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2023	156	$20.76
Exercised	(19)	3.03
Forfeited	(17)	27.30
Outstanding as of September 30, 2024	120	22.69

As of September 30, 2024, there was less than $0.1 million of unrecognized compensation expense for the Company's stock options that will be recognized over a weighted-average remaining recognition period of 0.3 years. As of September 30, 2024, the Company's outstanding stock options had a weighted-average remaining contractual life of 2.5 years and no intrinsic value.

Employee Equity Units

A summary of the Vacasa Employee Holdings LLC employee equity units is as follows:

	Employee Equity Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding as of December 31, 2023	5	$29.63
Vested	(5)	29.63
Unvested outstanding as of September 30, 2024	—	29.63

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2024, there was nominal unrecognized compensation expense related to unvested employee equity units, which is expected to be recognized over a weighted-average period of less than 0.1 years.

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

During both the three and nine months ended September 30, 2024, there were no shares of Class A Common Stock purchased under the ESPP. During March 2024, the Company suspended further contributions to the ESPP and refunded all contributions remaining in the plan. Accordingly, there were no ESPP options outstanding as of September 30, 2024.

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense for the periods presented in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Cost of revenue	$9	$29	$38	$91
Operations and support	139	390	346	1,117
Technology and development	380	647	1,457	1,550
Sales and marketing	74	460	561	2,004
General and administrative	1,861	2,448	5,240	7,243
Total equity-based compensation expense	$2,463	$3,974	$7,642	$12,005

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 - Net Income (Loss) Per Share

The Company calculates net income (loss) per share of Class A Common Stock in accordance with ASC 260, Earnings Per Share ("ASC 260"), which requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is calculated by dividing net income (loss) attributable to Vacasa, Inc. by the weighted-average shares of Class A Common Stock outstanding without the consideration for potentially dilutive shares of common stock. Diluted net income (loss) per share represents basic net income (loss) per share adjusted to include the potentially dilutive effect of RSUs, PSUs, SARs, stock options, employee equity units, Convertible Notes, Notes Option, and Class G Common Stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of Class A Common Stock equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. During periods of net loss, diluted loss per share is equal to basic net loss per share because the antidilutive effect of potential shares of common stock is disregarded.

On August 7, 2024 the Company issued the Convertible Notes, which qualify as participating securities under ASC 260 because the holders have participation rights on an as-if-converted basis. Accordingly, basic EPS is determined using the two-class method and diluted EPS is determined using the more dilutive of the two-class method or diluted EPS determined using the treasury stock method and if-converted method, as applicable. Determination of the numerator adjustment under the two-class method considers the dilutive impact of income allocable to noncontrolling interest holders because of Vacasa Holdings’ contractual obligation to issue OpCo units to Vacasa, Inc. upon issuance of Class A Common Stock by Vacasa, Inc.

The following is a reconciliation of basic and diluted income (loss) per share of Class A Common Stock for the periods presented (in thousands, except per share data):

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Numerator for earnings (loss) per share calculation:
Net income (loss)	59,259	(402,458)	(94,755)	(451,712)
Net income attributable to participating securities(1)	(9,399)	—	—	—
Net (income) loss attributable to noncontrolling interest holders assuming allocation to participating securities(1)	(14,986)	174,266	41,669	196,607
Net income (loss) attributable to Class A Common Stockholders, basic	34,874	(228,192)	(53,086)	(255,105)
Net income allocated to dilutive securities	20	—	—	—
Unrealized gain on change in fair value of convertible notes	(1,818)	—	—	—
Net income attributable to participating securities assumed converted	8,909	—	—	—
Net income (loss) attributable to Class A Common Stockholders, diluted	$41,985	$(228,192)	$(53,086)	$(255,105)

Denominator for earnings (loss) per share calculation:
Weighted-average shares outstanding, basic(2)	15,706	12,419	14,725	12,108
Effect of dilutive securities:
Restricted stock units	39	—	—	—
Convertible notes	4,233	—	—	—
Total effect of dilutive securities	4,272	—	—	—
Weighted-average shares outstanding, diluted(2)	19,978	12,419	14,725	12,108

Basic net income (loss) per Class A common share:
Net income (loss) attributable to Class A Common Stockholders, basic	$34,874	$(228,192)	$(53,086)	$(255,105)
Weighted-average shares outstanding, basic(2)	15,706	12,419	14,725	12,108
Net income (loss) per share of Class A Common Stock, basic	$2.22	$(18.37)	$(3.61)	$(21.07)

Diluted net income (loss) per Class A common share:
Net income (loss) attributable to Class A Common Stockholders, diluted	$41,985	$(228,192)	$(53,086)	$(255,105)
Weighted-average shares outstanding, diluted(2)	19,978	12,419	14,725	12,108
Net income (loss) per share of Class A Common Stock, diluted	$2.10	$(18.37)	$(3.61)	$(21.07)
(1) During the three and nine month periods ending September 30, 2024, there were no participating securities.
(2) Basic and diluted weighted-average shares outstanding include restricted stock units that have vested but have not yet settled into shares of Class A Common Stock.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share of Class A Common Stock either because their impact would have been antidilutive for the periods presented or because they were contingently issuable upon the satisfaction of certain market conditions (in thousands)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
OpCo units(1)	6,750	9,387	6,750	9,387
Restricted stock units	1,070	725	1,090	725
Performance stock units(2)	208	243	208	243
Stock appreciation rights	24	48	24	48
Stock options	120	176	120	176
Employee equity units	—	30	—	30
Employee stock purchase plan	—	228	—	228
Convertible notes	—	—	7,332	—
Notes option	4,808	—	4,808	—
Class G Common Stock	411	411	411	411
Common shares excluded from calculation of diluted net income (loss) per share	13,391	11,248	20,743	11,248

(1) These securities are neither dilutive nor anti-dilutive for the period presented as their assumed redemption for shares of Class A Common Stock would cause a proportionate change to net income (loss) attributable to Class A Common Stockholders, diluted.

(2) PSUs are contingently issuable upon the satisfaction of certain market conditions. As of September 30, 2024, none of the requisite market conditions have been met, and therefore all such contingently issuable shares have been excluded from the calculation of diluted net income (loss) per share of Class A Common Stock.

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

As of September 30, 2024 and December 31, 2023, the Company had an obligation to remit Hospitality and Sales Taxes collected from guests in these jurisdictions totaling $19.2 million and $14.7 million, respectively. These payables are recorded in hospitality and sales taxes payable on the condensed consolidated balance sheets.

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

The Company has estimated liabilities in certain jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company has additional liabilities, and the related amounts can be reasonably estimated. These contingent liabilities primarily arise from the Company's transactions with its homeowners, guests, and service contracts and relate to the applicability of transactional taxes (such as sales, value-added and similar taxes) to services provided. As of September 30, 2024 and December 31, 2023, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $9.0 million and $10.7 million, respectively. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes of such matters may result in obligations that exceed the estimated liabilities recorded.

The Company has estimated other contingent non-income tax related liabilities related to domestic and foreign taxing authorities. The subject matter of these contingent liabilities arises from transactions with homeowners and the related information reporting requirements and potential back-up withholding on certain homeowner payments. As of September 30, 2024 and December 31, 2023, accrued obligations related to the information reporting requirements, including estimated penalties and interest, totaled $1.7 million and $1.9 million, respectively. With respect to potential back-up withholding on certain homeowner payments, any estimated liability is inherently subjective due to the complexity and uncertainty of this matter; therefore, any reasonably possible loss or range of loss cannot be estimated.

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

A.F., by and through her guardian ad litem, et al. v. Vacasa Seasonals LLC et al., CGC-23-609513, Superior Court San Francisco County, California (filed Oct. 3, 2023)
In October 2023, a woman brought a premises liability claim on behalf of herself and her child, alleging that a "slip and fall" accident that occurred while at a vacation home managed by the Company caused premature labor. In June 2024, the parties

Index to Notes
Vacasa, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

reached an agreement in principle to settle the case and executed a Stipulation of Settlement. As a result, the Company recorded a net impact of $1.0 million in its financial statements. The net charge represents the Company's gross liability of $6.3 million offset by an insurance receivable of $5.3 million. The gross liability amount is recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheet. The insurance receivable is recorded within accounts receivable on the condensed consolidated balance sheet.

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

In connection with the Reorganization, during the nine months ended September 30, 2024, the Company incurred severance and employee benefits costs of approximately $5.9 million, which are included in operating costs and expenses in the condensed consolidated statement of operations. The Reorganization was substantially complete as of September 30, 2024.

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

In connection with the 2024 Plan, during the nine months ended September 30, 2024, the Company incurred severance and employee benefits costs of approximately $2.0 million and professional service costs of $1.4 million, which are included in operating costs and expenses in the condensed consolidated statement of operations. The 2024 Plan was substantially complete as of September 30, 2024.

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

Recent Developments

Guest Demand

We continued to see significant variability and deviations from historical guest booking and demand patterns in the three and nine months ended September 30, 2024, including more fluctuations in demand than is typical, resulting in fewer Nights Sold (as defined within Key Business Metrics) per home in the nine months ended September 30, 2024 compared to the corresponding prior year period and lower overall levels of bookings for future periods. As a result, our revenue and our cash position did not build as expected in the period. A significant portion of our field costs and expenses are fixed, and are not variable with the level of guest reservations. We expect continued softness and variability in guest bookings, which will likely have an adverse impact on our business, financial condition, and results of operations.

Note Purchase Agreement, Convertible Notes

On August 7, 2024, Vacasa, Inc. entered into a note purchase agreement (as subsequently amended on October 25, 2024, the “Note Purchase Agreement”) by and among Vacasa, Inc., its subsidiaries Vacasa Holdings LLC, a Delaware limited liability company (“Holdings”), as guarantor, and V-Revolver Sub LLC (“Borrower”), a Delaware limited liability company, as borrower, DK VCSA Lender LLC (“DK”), an affiliate of Davidson Kempner Capital Management LP and certain existing holders of the Company’s Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”), as purchaser, the other purchasers from time to time thereto, and Acquiom Agency Services LLC, as administrative agent and collateral agent, providing for the issuance and sale of up to $75.0 million aggregate principal amount of first lien senior secured convertible notes due

2029 (the “Convertible Notes”) to DK. The Convertible Notes are comprised of: (i)$30.0 million of notes (the "Initial Notes") issued on August 7, 2024 (the “Funding Date”); (ii) up to $20.0 million of notes to be issued pursuant to an option granted by the Borrower to DK, which is exercisable at DK’s option within six months after the Funding Date, on the same terms and conditions as the Initial Notes (the “Notes Option” and the notes in respect thereof the “DK Option Notes”); and (iii) up to $25.0 million of notes to be issued pursuant to the mutual agreement of the Borrower and DK any time after the Funding Date, but before the Convertible Notes Maturity Date (as defined below), on the same terms and conditions as the Initial Notes (the “Mutual Option Notes” and together with the DK Option Notes, the “Additional Notes”). In the event DK does not exercise its option to purchase the DK Option Notes, then the Borrower may issue the DK Option Notes to a third-party purchaser pursuant to the terms of the Note Purchase Agreement. Simultaneously with and pursuant to the Note Purchase Agreement, the Borrower and each guarantor thereunder also entered into a collateral agreement (the “Collateral Agreement”) establishing a first priority lien on substantially all of the assets of Holdings, the Borrower and the guarantors, and entered into a guarantee agreement (the “Guarantee Agreement”) guaranteeing the Convertible Notes. The liens established under the Collateral Agreement are pari passu in priority with the liens under the Borrower’s existing senior secured revolving credit facility.

The Convertible Notes bear interest at an annual rate of 11.25%, which is payable in kind for the first three years, by adding the amount of such accrued interest to the principal amount of the Convertible Notes; provided that, at the Borrower’s election, interest may be paid in cash at an annual rate of 9.75%. Beginning on August 7, 2027, the Convertible Notes will bear interest at an annual rate equal to 9.75% payable in cash. The Convertible Notes will mature on August 7, 2029 (the “Convertible Notes Maturity Date”), unless earlier repurchased, redeemed or converted. The Convertible Notes are guaranteed by Holdings and certain other current and future subsidiaries of the Company, and are secured by a first priority lien on substantially all of their respective assets (other than certain excluded assets).

The Convertible Notes are convertible, in whole and not in part (subject to certain limitations described below), into shares of the Company’s Class A Common Stock, at the option of DK; provided, however, that in the event that any conversion of the Convertible Notes would trigger the Change of Control Rules (as defined in the Convertible Notes), then the Convertible Notes shall be converted in part, at the maximum amount permitted without triggering such Change of Control Rules. The initial conversion price of the Convertible Notes is $4.16 (the “Conversion Price”), which is subject to customary anti-dilution adjustments.

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

The October 2024 amendment modified the Note Purchase Agreement to conform the terms of the Note Purchase Agreement to the Credit Agreement, as amended, to the extent they apply to the Note Purchase Agreement.

Workforce Reduction Plans

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

During the nine months ended September 30, 2024, the Company incurred severance and employee benefits costs of approximately $5.9 million, which are included in operating costs and expenses in the condensed consolidated statement of operations. The Reorganization was substantially complete as of September 30, 2024.

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

In connection with the 2024 Plan, during the nine months ended September 30, 2024, the Company incurred severance and employee benefits costs of approximately $2.0 million and professional service costs of $1.4 million, which are included in operating costs and expenses in the condensed consolidated statement of operations. The 2024 Plan was substantially complete as of September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(in thousands)
Revenue	$314,048	$379,077	772,496	$940,510
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below(1)	126,415	150,789	351,483	417,046
Operations and support(1)	54,459	64,998	171,937	187,662
Technology and development(1)	9,563	16,026	41,504	45,900
Sales and marketing(1)	39,940	57,658	132,526	171,559
General and administrative(1)	22,127	19,328	64,649	61,402
Depreciation	4,992	5,204	12,405	15,597
Amortization of intangible assets	1,965	15,266	13,063	46,143
Impairment of long-lived assets	—	46,000	84,000	46,000
Impairment of goodwill	—	411,000	—	411,000
Total operating costs and expenses	259,461	786,269	871,567	1,402,309
Income (loss) from operations	54,587	(407,192)	(99,071)	(461,799)
Interest income	1,740	2,349	3,707	6,022
Interest expense	(2,892)	(561)	(3,845)	(1,873)
Other income, net	4,598	1,823	4,793	5,597
Income (loss) before income taxes	58,033	(403,581)	(94,416)	(452,053)
Income tax benefit (expense)	1,226	1,123	(339)	341
Net income (loss)	$59,259	$(402,458)	$(94,755)	$(451,712)

(1) Includes equity-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$9	$29	$38	$91
Operations and support	139	390	346	1,117
Technology and development	380	647	1,457	1,550
Sales and marketing	74	460	561	2,004
General and administrative	1,861	2,448	5,240	7,243
Total equity-based compensation expense	$2,463	$3,974	$7,642	$12,005

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	40%	40%	45%	44%
Operations and support	17%	17%	22%	20%
Technology and development	3%	4%	5%	5%
Sales and marketing	13%	15%	17%	18%
General and administrative	7%	5%	8%	7%
Depreciation	2%	1%	2%	2%
Amortization of intangible assets	1%	4%	2%	5%
Impairment of long-lived assets	—%	12%	11%	5%
Total operating costs and expenses	83%	207%	113%	149%
Income (loss) from operations	17%	(107)%	(13)%	(49)%
Interest income	1%	1%	—%	1%
Interest expense	(1)%	—%	—%	—%
Other income, net	1%	—%	1%	1%
Income (loss) before income taxes	18%	(106)%	(12)%	(48)%
Income tax benefit (expense)	—%	—%	—%	—%
Net income (loss)	19%	(106)%	(12)%	(48)%

Comparison of the Three Months and Nine Months ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$314,048	$379,077	$(65,029)	(17)%	$772,496	$940,510	$(168,014)	(18)%

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

We previously also operated separate real estate buy/sell brokerage services, which we wound down during 2023. We continue to retain real estate brokerage licenses, where required, in order to facilitate our vacation rental management services.

Booking Patterns

We continue to experience evolving and variable guest booking and travel demand patterns. This increases the difficulty of accurately forecasting bookings for our owners and, therefore, our results of operations. We have also seen, and continue to see, increased homeowner concerns around their levels of rental income, relative to prior years. We believe these factors are continuing to have a negative effect on homeowner retention, relative to our historical experience. The first quarter and part of the second quarter of the year is typically our highest reservation building period in the year and is therefore, one of our highest cash generating periods in the year. We experienced significantly weaker demand than is typical in the first two quarters of 2024, and that pattern continued in the three months ended September 30, 2024. Fewer guest bookings in the three and nine months ended September 30, 2024 resulted in our revenue and our cash position not building as expected, relative to the comparative periods in the prior year.

Three Months Ended September 30, 2024 Compared with the Same Period in 2023

Revenue decreased by $65.0 million, or 17%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, driven by a $64.7 million decrease in revenue from our vacation rental platform. The decrease in vacation rental platform revenue was primarily driven by a 21% decrease in Nights Sold (as defined below in Key Business Metrics), primarily due to lower guest demand, a decrease in the number of homes available on our platform in the period, and, we believe, increased supply in the market.

Nine Months Ended September 30, 2024 Compared with the Same Period in 2023

Revenue decreased by $168.0 million, or 18%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, driven by a $162.9 million decrease in revenue from our vacation rental platform and a $4.5 million decrease in revenue from our real estate buy/sell brokerage services, as a result of our wind down of these services. The decrease in vacation rental platform revenue was mostly driven by a 17% decrease in Nights Sold (as defined below in Key Business Metrics), primarily due to lower guest demand, a decrease in the number of homes available on our platform in the period, and, we believe, increased supply in the market.

Cost of revenue

	Three Months Ended September 30,				Nine Months Ended September 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$126,415	$150,789	$(24,374)	(16)%	$351,483	$417,046	$(65,563)	(16)%
Percentage of revenue	40%	40%			45%	44%

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

Three Months Ended September 30, 2024 Compared with the Same Period in 2023

Cost of revenue decreased by $24.4 million, or 16%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a $16.8 million decrease in personnel-related expenses related to housekeeping, a $4.9 million decrease in expenses related to our home care solutions and home supplies, and a $3.1 million decrease in payment processing costs, all largely as a result of fewer Nights Sold in the period.

Nine Months Ended September 30, 2024 Compared with the Same Period in 2023

Cost of revenue decreased by $65.6 million, or 16%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a $31.7 million decrease in personnel-related expenses related to housekeeping, a $17.5 million decrease in expenses related to our home care solutions and home supplies, and a $10.9 million decrease in payment processing costs, all largely as a result of fewer Nights Sold in the period. We also experienced a $4.0 million decrease in costs related to real estate buy/sell brokerage services for the nine months ended September 30, 2024 compared to the corresponding prior year period, as a result of the wind down of these services.

We expect that cost of revenue as a percentage of revenue may fluctuate from period to period, depending on the number of Nights Sold, Gross Booking Value per Night Sold, and our ability to realize operational efficiencies.

Operations and support

	Three Months Ended September 30,				Nine Months Ended September 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Operations and support	$54,459	$64,998	$(10,539)	(16)%	$171,937	$187,662	$(15,725)	(8)%
Percentage of revenue	17%	17%			22%	20%

Operations and support costs consist primarily of compensation costs, which include wages, benefits, payroll taxes, and equity-based compensation for employees that support our local operations. The costs also include the cost of call center customer support, rent expense for local operations, and the allocation of facilities and certain corporate overhead costs.

Three Months Ended September 30, 2024 Compared with the Same Period in 2023

Operations and support costs decreased by $10.5 million, or 16%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily due to an $8.0 million decrease in personnel-related expenses in our field operations, central operations, and customer experience teams, largely driven by decreased headcount resulting from the Company's restructuring efforts, and a $1.0 million decrease in facility-related expenses.

Nine Months Ended September 30, 2024 Compared with the Same Period in 2023

Operations and support costs decreased by $15.7 million, or 8%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily due to a $10.3 million decrease in personnel-related expenses in our field operations, central operations, and customer experience teams, largely driven by decreased headcount resulting from the Company's restructuring efforts, and a $2.9 million decrease in facility-related expenses.

We expect that operations and support costs as a percentage of revenue may fluctuate from period to period depending on the number of homes we manage and the number of destinations we operate in, the number of Nights Sold, and our ability to realize operational efficiencies.

Technology and development

	Three Months Ended September 30,				Nine Months Ended September 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Technology and development	$9,563	$16,026	$(6,463)	(40)%	$41,504	$45,900	$(4,396)	(10)%
Percentage of revenue	3%	4%			5%	5%

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

Three Months Ended September 30, 2024 Compared with the Same Period in 2023

Technology and development expenses decreased by $6.5 million, or 40%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily due to a $5.2 million decrease in personnel-related expenses, largely driven by decreased headcount resulting from the Company's restructuring efforts, and a $1.6 million decrease in software license and maintenance costs.

Nine Months Ended September 30, 2024 Compared with the Same Period in 2023

Technology and development expenses decreased by $4.4 million, or 10%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily due to a $3.1 million decrease in software license and maintenance costs and a $1.7 million decrease in personnel-related expenses resulting from the Company's restructuring efforts.

We expect that, on an absolute dollar basis, changes in technology and development expenses will be primarily driven by headcount and software spend, which may fluctuate from period to period based on our business priorities and technology investment decisions.

Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$39,940	$57,658	$(17,718)	(31)%	$132,526	$171,559	$(39,033)	(23)%
Percentage of revenue	13%	15%			17%	18%

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

Three Months Ended September 30, 2024 Compared with the Same Period in 2023

Sales and marketing expenses decreased by $17.7 million, or 31%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily due to a $7.4 million decrease in personnel-related expenses, primarily driven by decreased sales force headcount resulting from the Company's restructuring efforts, and a $5.2 million decrease in listing fees for our distribution partners, primarily as a result of fewer Nights Sold in the period. We also experienced a $4.2 million decrease in homeowner advertising for the three months ended September 30, 2024, compared to the corresponding prior year period, largely as a result of changes in marketing strategy following the Reorganization.

Nine Months Ended September 30, 2024 Compared with the Same Period in 2023

Sales and marketing expenses decreased by $39.0 million, or 23%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily due to a $15.4 million decrease in personnel-related expenses, primarily driven by decreased sales force headcount resulting from the Company's restructuring efforts, and a $13.4 million decrease in listing fees paid to our distribution partners, primarily as a result of fewer Nights Sold in the period, as well as channel mix. We also experienced an $8.7 million decrease in homeowner and brand advertising for the nine months ended September 30, 2024 compared to the corresponding prior year period, largely as a result of changes in marketing strategy following the Reorganization.

We expect that, on an absolute dollar basis, changes in sales and marketing expenses will be primarily driven by headcount and advertising expense, which may fluctuate from period to period based on our business priorities, and payments to distribution partners for guest reservations, which will vary from period to period based on GBV generated through our distribution partners.

General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$22,127	$19,328	$2,799	14%	$64,649	$61,402	$3,247	5%
Percentage of revenue	7%	5%			8%	7%

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

Three Months Ended September 30, 2024 Compared with the Same Period in 2023

General and administrative expenses increased by $2.8 million, or 14%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to a $5.3 million increase in outside and professional services, driven by expenses related to the Reorganization and the issuance of the Convertible Notes. The increase was partially offset by a decrease of $3.7 million due to a decrease in personnel-related expenses, primarily driven by decreased headcount resulting from the Company's restructuring efforts.

Nine Months Ended September 30, 2024 Compared with the Same Period in 2023

General and administrative expenses increased by $3.2 million, or 5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to an $8.0 million increase in outside and professional services, driven by expenses related to the Reorganization and the issuance of the Convertible Notes. These increases were partially offset by a $4.4 million decrease in personnel-related expenses, primarily driven by decreased headcount resulting from the Company's restructuring efforts, and a $2.7 million decrease in other expenses, primarily driven by a decline in one-time impairment charges.

We expect that, on an absolute dollar basis, changes in general and administrative expenses will be primarily driven by headcount and professional fees, which may fluctuate from period to period depending on our business needs and priorities.

Depreciation and Amortization of intangible assets

	Three Months Ended September 30,				Nine Months Ended September 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Depreciation	$4,992	$5,204	$(212)	(4)%	$12,405	$15,597	$(3,192)	(20)%
Percentage of revenue	2%	1%			2%	2%
Amortization of intangible assets	$1,965	$15,266	$(13,301)	(87)%	$13,063	$46,143	$(33,080)	(72)%
Percentage of revenue	1%	4%			2%	5%

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

Three Months Ended September 30, 2024 Compared with the Same Period in 2023

Depreciation expense decreased nominally for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Amortization of intangible assets decreased by $13.3 million, or 87%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the lower carrying value of the Company's homeowner contracts following the impairment charges recorded during the third quarter of 2023 and first quarter of 2024.

Nine Months Ended September 30, 2024 Compared with the Same Period in 2023

Depreciation expense decreased by $3.2 million, or 20%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to decreased capital spending.

Amortization of intangible assets decreased by $33.1 million, or 72%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the lower carrying value of the Company's homeowner contracts following the impairment charges recorded during the third quarter of 2023 and first quarter of 2024.

Depreciation and amortization expenses will vary both on an absolute dollar basis and as a percentage of revenue depending on our level of investment in property and equipment and the rate at which we complete portfolio transactions and strategic acquisitions to support the growth of our business. We currently expect our depreciation and amortization expenses to continue to decline.

Impairment of Long-lived Assets

Impairment of long-lived assets represents a non-cash impairment charge of $84.0 million and $46.0 million recorded during the nine months ended September 30, 2024 and 2023, respectively, as it was determined that the fair value of our homeowner contracts asset was below the carrying amount of the asset. Refer to Note 6, Intangible Assets, Net and Goodwill to the condensed consolidated financial statements for more information.

Interest income, Interest expense and Other expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,

	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Interest income	$1,740	$2,349	$(609)	(26)%	$3,707	$6,022	$(2,315)	(38)%
Percentage of revenue	1%	1%			—%	1%
Interest expense	$(2,892)	$(561)	$(2,331)	416%	$(3,845)	$(1,873)	$(1,972)	105%
Percentage of revenue	(1)%	—%			—%	—%
Other income, net	$4,598	$1,823	$2,775	152%	$4,793	$5,597	$(804)	(14)%
Percentage of revenue	1%	—%			1%	1%

Interest income consists primarily of interest earned on our cash and cash equivalents.

Interest expense consists primarily of interest payable and the amortization of deferred financing costs related to our outstanding debt arrangements.

Other income, net, consists primarily of the change in fair value of the contingent earnout share consideration represented by our Class G Common Stock, the change in fair value of the Convertible Notes and Notes Option liability, and foreign currency exchange gains and losses.

Three Months Ended September 30, 2024 Compared with the Same Period in 2023

Interest income decreased by $0.6 million, or 26%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in interest income was primarily due to lower cash and cash equivalents balances period-over-period.

Interest expense increased by $2.3 million, or 416%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to Company drawing on the Revolving Credit Facility during the second quarter of 2024.

Other income, net increased by $2.8 million, or 152%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in other income, net, was primarily due to a $4.5 million decline in the fair value of the Convertible Notes and Notes Option liability during the three months ended September 30, 2024 compared to a $1.0 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 Compared with the Same Period in 2023

Interest income decreased by $2.3 million, or 38%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in interest income was primarily due to lower cash and cash equivalents balances period-over-period.

Interest expense increased $2.0 million, or 105%,for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to Company drawing on the Revolving Credit Facility during the second quarter of 2024.

Other income, net decreased by $0.8 million, or 14%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in other income, net, was primarily due to a cumulative $0.9 million decline across the Company's various other income accounts period-over-period. Among other things, other income, net includes a $4.5 million decline in the fair value of the Convertible Notes and Notes Option liability during the nine months ended September 30, 2024 compared to a $4.3 million decline in the fair value of contingent earnout share consideration represented by our Class G Common Stock during the the nine months ended September 30, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(in thousands, except GBV per Night Sold)
Gross Booking Value ("GBV")	$670,135	$830,094	$1,602,206	$1,973,749
Nights Sold	1,624	2,047	4,282	5,168
GBV per Night Sold	$413	$406	$374	$382

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

For the three months ended September 30, 2024, GBV decreased by 19%, to $670.1 million, compared to the same period in 2023. The decrease was primarily driven by a decrease in the number of homes on our platform, lower guest demand, and, we believe, increased supply in the market.

For the nine months ended September 30, 2024, GBV decreased by 19%, to $1,602.2 million, compared to the same period in 2023. The decrease was primarily driven by a decrease in the number of homes on our platform, lower guest demand, and, we believe, increased supply in the market.

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

For the three months ended September 30, 2024, Nights Sold decreased by 21%, to 1.6 million, compared to the same period in 2023. The decrease in Nights Sold was primarily due to a decrease in the number of homes on our platform, lower guest demand, and, we believe, increased supply in the market, in combination with the impact of our pricing decisions.

For the nine months ended September 30, 2024, Nights Sold decreased by 17%, to 4.3 million, compared to the same period in 2023. The decrease in Nights Sold was primarily due to a decrease in the number of homes on our platform, lower guest demand, and, we believe, increased supply in the market.

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

For the three months ended September 30, 2024, GBV per Night Sold increased slightly by 2%, to $413, compared to the same period in 2023. The increase in GBV per Night Sold was due primarily to the impact of our pricing decisions, partially offset by fewer Nights Sold.

For the nine months ended September 30, 2024, GBV per Night Sold decreased slightly by 2%, to $374, compared to the same period in 2023. The decrease in GBV per Night Sold was primarily a result of lower GBV and fewer Nights Sold.

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

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) excluding: (1) depreciation and acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable; (2) interest income and expense; (3) any other income or expense not earned or incurred during our normal course of business; (4) any income tax benefit or expense; (5) equity-based compensation costs; (6) one-time costs related to strategic business combinations; and (7) restructuring costs, including workforce reduction costs and certain right-of-use asset impairment costs. We believe this measure is useful for analysts and investors as this measure allows for a more meaningful period-to-period comparison of our business performance. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature or the amount and timing of these items is unpredictable or non-recurring in nature, not driven by the performance of our core business operations and renders comparisons with prior periods less meaningful. Adjusted EBITDA as a percentage of Revenue is calculated by dividing Adjusted EBITDA for a period by Revenue for the same period.

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

In the three months ended September 30, 2024, Adjusted EBITDA was $69.1 million, compared to $74.3 million in the same period in 2023. The decrease in Adjusted EBITDA is a reflection of the changes in our revenue and operating costs and expenses, as discussed above. Adjusted EBITDA as a percentage of Revenue was 22% for the three months ended September 30, 2024, compared to 20% for the three months ended September 30, 2023.

In the nine months ended September 30, 2024, Adjusted EBITDA was $35.0 million, compared to $78.5 million in the same period in 2023. The decrease in Adjusted EBITDA is a reflection of the changes in our revenue and operating costs and expenses, as discussed above. Adjusted EBITDA as a percentage of Revenue was 5% for the nine months ended September 30, 2024, compared to 8% for the nine months ended September 30, 2023.

The following table reconciles net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(in thousands, except percentages)
Net Income (loss)	$59,259	$(402,458)	$(94,755)	$(451,712)
Add back:
Depreciation and amortization of intangible assets	6,957	20,470	25,468	61,740
Impairment of long-lived assets	—	46,000	84,000	46,000
Impairment of goodwill	—	411,000	—	411,000
Interest income	(1,740)	(2,349)	(3,707)	(6,022)
Interest expense	2,892	561	3,845	1,873
Other income, net	(4,598)	(1,823)	(4,793)	(5,597)
Income tax (benefit) expense	(1,226)	(1,123)	339	(341)
Equity-based compensation	2,463	3,974	7,642	12,005
Business combination costs(1)	61	60	180	179
Restructuring(2)	5,023	3	16,737	9,326
Adjusted EBITDA	$69,091	$74,315	$34,956	$78,451
Adjusted EBITDA as a percentage of Revenue	22%	20%	5%	8%

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$126,415	$150,789	$351,483	$417,046
Less: equity-based compensation	(9)	(29)	(38)	(91)
Less: restructuring(1)	10	—	(102)	(664)
Non-GAAP cost of revenue	$126,416	$150,760	$351,343	$416,291

Operations and support	$54,459	$64,998	$171,937	$187,662
Less: equity-based compensation	(139)	(390)	(346)	(1,117)
Less: restructuring(1)	118	(2)	(1,600)	(1,822)
Non-GAAP operations and support	$54,438	$64,606	$169,991	$184,723

Technology and development	$9,563	$16,026	$41,504	$45,900
Less: equity-based compensation	(380)	(647)	(1,457)	(1,550)
Less: restructuring(1)	(62)	—	(1,980)	(233)
Non-GAAP technology and development	$9,121	$15,379	$38,067	$44,117

Sales and marketing	$39,940	$57,658	$132,526	$171,559
Less: equity-based compensation	(74)	(460)	(561)	(2,004)
Less: restructuring(1)	(20)	—	(3,046)	(1,744)
Non-GAAP sales and marketing	$39,846	$57,198	$128,919	$167,811

General and administrative	$22,127	$19,328	$64,649	$61,402
Less: equity-based compensation	(1,861)	(2,448)	(5,240)	(7,243)
Less: business combination costs(2)	(61)	(60)	(180)	(179)
Less: restructuring(1)	(5,069)	(1)	(10,009)	(4,863)
Non-GAAP general and administrative	$15,136	$16,819	$49,220	$49,117

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

As of September 30, 2024, we had cash and cash equivalents of $124.4 million. We experienced more variable and generally weaker demand in the nine months ended September 30, 2024. As a result, our cash position did not build as expected in the period. Our primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures and other general corporate purposes. On May 8, 2024, we drew $81.0 million under the Revolving Credit Facility (as defined below), and on August 7, 2024, a subsidiary of the Company issued $30.0 million of Convertible Notes (as defined below) to supplement our cash position. Refer to Note 8, Debt, for further details. Significant fluctuations in our cash position, continued decreases in the number of homes on our platform, lower guest demand and variable booking patterns, the impact of the Reorganization on our business and other adverse changes impacting the Company may result in us seeking additional financing opportunities as the Company continues to evaluate its liquidity needs. In the future, we expect to need cash to make payments under our tax receivable agreement with the holders of Vacasa Holdings' equity prior to the business combination (the "Tax Receivable Agreement"). However, until the Company achieves profitability, significant amounts are unlikely to become payable under the Tax Receivable Agreement. For more details regarding the Tax Receivable Agreement, see our 2023 Annual Report. We expect our operations will continue to be financed primarily by equity offerings, debt financing, and cash and cash equivalents. We believe our existing sources of liquidity will be sufficient to fund operations, working capital requirements, capital expenditures, and debt service obligations for at least the next 12 months.

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain new homeowners and guests that utilize our services, guest demand and booking patterns, booking channel mix, the impact of the Reorganization on our business, the continuing market acceptance of our offerings, the timing and extent of spending to enhance our technology, and the expansion of sales and marketing activities. Further, we may enter into arrangements to acquire or invest in businesses, products, services, and technologies in the future.

Revolving Credit Facility

In October 2021, we entered into a credit agreement, which, as subsequently amended in December 2021 and June 2023 (as amended, the "Credit Agreement"), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million ("Revolving Credit Facility"). The Revolving Credit Facility includes a sub-facility for letters of credit in an aggregate face amount of $40.0 million, which reduces borrowing availability under the Revolving Credit Facility. As of September 30, 2024, there were $81.0 million in borrowings outstanding under the Revolving Credit Facility. As of September 30, 2024, $23.4 million of letters of credit were issued under the Revolving Credit Facility, and $0.6 million was available for borrowings.

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

Amendment to Revolving Credit Facility

Subsequent to quarter end, on October 25, 2024, Vacasa Holdings, the Company, certain of its subsidiaries, each lender party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and issuing bank, entered into Amendment No. 3 (the “Amendment”) to the Credit Agreement.

The Amendment, among other things, amended the minimum amount of consolidated revenue and the compliance thresholds that are measured on a trailing four-quarter basis, as of the last date of each fiscal quarter, that the borrower and its restricted subsidiaries are required to achieve if the aggregate principal amount of outstanding borrowings under the Revolving Credit Facility and letters of credit (excluding undrawn amounts under any letters of credit in an aggregate face amount of up to $20.0 million and letters of credit that have been cash collateralized) exceeds 35% of the then-outstanding revolving commitments. Subsequent to the Amendment, any borrowings under the Revolving Credit Facility are subject to amended interest rate, determined as follows:

•Alternate Base Rate ("ABR") borrowings accrue interest at a rate per annum equal to the ABR plus a margin of 2.50%. The ABR is equal to the greatest of (i) the Prime Rate, (ii) the New York Federal Reserve Bank Rate plus 0.50%, and (iii) the Adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one month interest period plus 1.00%.
•Term SOFR borrowings accrue interest at a rate per annum equal to the Adjusted Term SOFR plus a margin of 3.50%. Adjusted Term SOFR means, for any interest period, an interest rate per annum equal to (a) the Term SOFR for such interest period.

The Amendment also amended certain other provisions of the Credit Agreement as more fully set forth therein.

The foregoing descriptions of the Credit Agreement and the Amendment do not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is incorporated by reference into this Quarterly Report.

Convertible Notes and Notes Option Liability

Note Purchase Agreement, Convertible Notes

For a discussion of the key economic terms of the Convertible Notes see Recent Developments - Note Purchase Agreement, Convertible Notes. DK will have certain preemptive rights with respect to certain issuances of shares of Class A Common Stock and certain rights of first offer with respect to certain debt issuances by the Company, Borrower or any of their direct or indirect subsidiaries.

Pursuant to the terms of the Note Purchase Agreement, Vacasa, Inc. intends to seek to obtain stockholder approval under Nasdaq rules with respect to the issuance of Conversion Shares (as defined in the Note Purchase Agreement) in excess of the limitations imposed by such rules at the Company’s next annual meeting of stockholders following the Funding Date.

In addition, the Company granted certain rights to DK to designate certain individuals (each such individual, a “Nominee”) to the Company’s Board and the committees thereof. Pursuant to the terms of the Note Purchase Agreement, following the Funding Date, (A) for so long as DK continues to beneficially own at least 50% of the number of shares of Class A Common Stock (on an as-converted basis) that it held on the Funding Date, then DK will have the right to designate two Nominees, and (B) for so long as DK continues to beneficially own less than 50% but at least 25% of the number of shares of Class A Common Stock (on an as-converted basis) that it held on the Funding Date, then DK will have the right to designate one Nominee to the Board. In the event the full $45.0 million aggregate principal amount of Additional Notes is issued to DK, then upon the purchase by DK of such Additional Notes, for so long as DK continues to beneficially own at least 67% of the number of Conversion Shares underlying the Convertible Notes on an as-converted basis as of the Funding Date (including the purchase of such Additional Notes as if it occurred on the Funding Date), then DK will have the right to designate three Nominees. If, following the issuance of such Additional Notes, DK at any time owns less than 67% of the number of Conversion Shares underlying the Convertible Notes on such as-converted basis, then DK will have the right to designate the applicable number of Nominees as described in the second sentence of this paragraph. In addition, in the event the Borrower and its subsidiaries fail to comply with the requirements of the Home Churn Covenant (as defined in the Note Purchase Agreement) as of the last day of any applicable Test Period of the Borrower, commencing with the Test Period ending on December 31, 2025, DK will have the right to designate up to two additional Nominees (provided that in no event will DK have the right to designate more than four Nominees at any given time). As of the Funding Date, DK has designated, and Vacasa, Inc. has appointed, two Nominees to its Board. At the Funding Date, DK has the right to designate, and has designated, one Nominee to be appointed to the Compensation Committee of the Board, one Nominee to be appointed to the Nominating and Corporate Governance Committee of the Board, and two Nominees to be appointed to the Strategy and Finance Committee of the Board, and the Board has appointed such Nominees to such committees. DK also has the right to designate one Nominee to be appointed to any committee of the Board formed after the Funding Date. The rights described in this paragraph are subject to certain exceptions and limitations set forth in the Note Purchase Agreement.

On the Funding Date, the Company also issued to DK an aggregate of 174,825 shares of Class A Common Stock (the “Fee Shares”), representing payment in full of certain amounts payable to DK in respect of the Initial Notes pursuant to the Note Purchase Agreement.

In addition, on October 25, 2024, Vacasa Holdings, the Company and certain of its subsidiaries entered into Amendment No. 1 (the “NPA Amendment”) to the note purchase agreement, dated as of August 7, 2024. The amendments made under the NPA Amendment were made to conform the terms of the Note Purchase Agreement to the Credit Agreement, as amended, to the extent they apply to the Note Purchase Agreement.

The foregoing descriptions of the Note Purchase Agreement (as amended by the NPA Amendment), Convertible Notes, the Collateral Agreement and the Guarantee Agreement do not purport to be complete and are qualified in their entirety by reference to the Note Purchase Agreement (as amended), the Form of Note, the Collateral Agreement, the Guarantee Agreement and the NPA Amendment, copies of which are incorporated by reference into the Quarterly Report.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,

	2024	2023
	(in thousands)
Net cash (used in) provided by operating activities	$(60,596)	$28,435
Net cash used in investing activities	(6,210)	(10,349)
Net cash provided by (used in) financing activities	98,176	(23,366)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(266)	(762)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$31,104	$(6,042)

Operating Activities

Net cash used in operating activities was $60.6 million for the nine months ended September 30, 2024, primarily due to a net loss of $94.8 million, partially offset by $124.2 million of non-cash items, including depreciation, amortization of intangible assets, impairment of long-lived assets, reduction in the carrying amount of operating lease right-of-use assets, and equity-based compensation expense. Additional sources of cash flows resulted from changes in working capital, including a $59.6 million decrease in funds payable to owners, a $31.9 million decrease in deferred revenue and future stay credits, a $7.5 million increase in accrued expenses and other liabilities, and a $9.0 million increase in prepaid expenses and other current assets.

Net cash provided by operating activities was $28.4 million for the nine months ended September 30, 2023, primarily attributable to a net loss of $451.7 million, offset by $539.1 million of non-cash items,including depreciation, amortization of intangible assets, impairment of goodwill, impairment of long-lived assets, impairment of right-of-use assets, reduction in the carrying amount of operating lease right-of-use assets, fair value adjustment on derivative liabilities, and equity-based compensation expense. Additional sources of cash flows resulted from changes in working capital, including a $50.2 million decrease in funds payable to owners and an $22.7 million decrease in deferred revenue and future stay credits, partially offset by a $10.4 million decrease in prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities was $6.2 million for the nine months ended September 30, 2024, primarily due to $4.7 million of cash paid for capitalized internally developed software costs and $1.5 million of cash paid for purchases of property and equipment.

Net cash used in investing activities was $10.3 million for the nine months ended September 30, 2023, primarily due to $5.7 million of cash paid for capitalized internally developed software costs and $4.0 million of cash paid for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $98.2 million for the nine months ended September 30, 2024, primarily due to an $81.0 million draw under the Revolving Credit Facility and the Convertible Notes issuance of $30.0 million, partially offset by $8.1 million of cash payments for business combinations and $4.0 million of repayment of financed insurance premiums.

Net cash used in financing activities was $23.4 million for the nine months ended September 30, 2023, primarily attributable to $19.5 million of cash payments for business combinations and $4.4 million of repayment of financed insurance premiums.

Material Cash Requirements from Contractual and Other Obligations

As of September 30, 2024, there were no material changes outside the ordinary course of business to the contractual obligations from the information disclosed in our 2023 Annual Report, except as disclosed below.

Revolving Credit Facility

In October 2021, we entered into the credit agreement, which, as subsequently amended in December 2021, June 2023, and October 2024 (as amended, the "Credit Agreement"), provides for borrowings in an aggregate principal amount of up to $105.0 million, which amount may be borrowed and repaid from time to time. As of September 30, 2024, there were $81.0 million in borrowings outstanding under the Revolving Credit Facility. As of September 30, 2024, there were $23.4 million of letters of credit issued under the Revolving Credit Facility, and $0.6 million was available for borrowings. See Liquidity and Capital Resources — Revolving Credit Facility and Amendment to Revolving Credit Facility for additional information.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies and estimates from those disclosed in our 2023 Annual Report, except as disclosed below. For a description of our critical accounting policies, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2023 Annual Report.

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

Convertible Notes

We have elected the fair value option to account for the Convertible Notes that were issued on August 7, 2024, and amended in October 2024, and recorded them at fair value with changes in fair value recorded within other income, net on the condensed consolidated statements of operations. This election was made because of operational efficiencies in valuing and reporting for these debt instruments in their entirety at each reporting date.

As a result of applying the fair value option, direct costs and fees related to the Convertible Notes are expensed as incurred and not deferred. Values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement, including a risk-adjusted discount rate and equity volatility. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the Convertible Notes. Considerable judgment is necessary to interpret market data and determine an estimated fair value. The use of different market assumptions or valuation methods may have a material effect on the estimated fair values. The valuation of such instruments is subject to change, predominantly driven by changes in the market price of a share of our Class A Common Stock.

As of August 7, 2024 and September 30, 2024, we have used a binomial lattice model that factors in potential outcomes being consummated. All of these scenarios take into consideration the terms and conditions of the underlying Convertible Notes plus potential changes in the underlying value of our Class A Common Stock. For the three and nine months ended September 30, 2024, we recognized an unrealized loss of $3.1 million for the change in fair value of the Convertible Notes.

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

On May 8, 2024, we drew $81.0 million under the Revolving Credit Facility, which is susceptible to interest rate risk, with interest expense increasing or decreasing as the applicable rate of interest on outstanding borrowings increases or decreases. A hypothetical 100 basis point increase in interest rates on our indebtedness outstanding during the three months ended September 30, 2024 would not have had a material impact on our interest expense for the three months ended September 30, 2024. On August 7, 2024, our subsidiary issued $30.0 million of Convertible Notes, which bear interest at a fixed rate of interest. If we engage in additional financing opportunities, such financing may also expose the Company to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As described elsewhere in this Quarterly Report under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility,” in October 2021, we entered into a Revolving Credit Facility, which, as subsequently amended in December 2021, June 2023, and October 2024, provides for senior secured borrowings in an aggregate principal amount of up to $105.0 million, which amount may be borrowed and repaid from time to time. As of September 30, 2024, $81.0 million in borrowings were outstanding under the Revolving Credit Facility, $23.4 million of letters of credit were issued under the Revolving Credit Facility, and $0.6 million was available for borrowings. In addition, as described elsewhere in this Quarterly Report under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events,” in August 2024, the Company entered into the Note Purchase Agreement, providing for the issuance and sale of up to $75.0 million aggregate principal amount of senior secured convertible notes due 2029 ("Convertible Notes"), as subsequently amended in October 2024, of which, as of the date hereof, $30.0 million has been issued and is outstanding.

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

Our past growth may not be indicative of our future prospects, and revenue has decreased and may continue to decrease in the future. Our past growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful. Our total revenue for the nine months ended September 30, 2024 and 2023 was $772.5 million and $940.5 million, respectively, representing a decrease in revenue of 18%. Our ability to avoid further declines in our revenue depends on maintaining our existing homes on our platform, the growth of supply of new homes for our platform and demand for vacation rentals on our and our distribution partners platforms. Our business is also affected by general economic and business conditions worldwide, as well as trends in the global travel and hospitality industries, all of which can adversely impact our growth. In addition, we believe that our revenue growth depends upon a number of additional factors, including other risks described elsewhere in this Quarterly Report and the 2023 Annual Report.

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

Our business depends on our ability to maintain our market share, attract new vacation rental homeowners to our platform, maintain relationships with our existing homeowner base, and on homeowners allowing us to make their homes available for rent through our service. If our sales personnel are unable to accurately identify and convert a sufficient number of prospective homeowners, if they fail to accurately predict the rental revenue of these homeowners’ properties on our platform, or if our sales and marketing efforts are otherwise unsuccessful, our revenue and growth prospects could be materially and adversely affected. Such risks may be exacerbated as a result of the Reorganization. Our company and the broader vacation rental industry have seen elevated levels of homeowners changing property managers or moving to self-management in recent periods. We have also recently seen an increase in the supply of rental units available, in a number of markets, which have reduced and could continue to reduce demand for the units we manage and put pressure on our revenue per available night. The number of homes we manage on our platform decreased by approximately 5% during the year ended December 31, 2023. If we do not maintain existing homeowners and the availability of their homes on our platform, and maintain or increase our market share, our revenue and growth prospects could be materially and adversely affected. Homeowners can also limit the number of nights available through our services, and these practices are outside of our direct control. If homeowners do not establish or maintain availability of their vacation rentals, or if the number of Nights Sold declines for a particular period, then our revenue would decline and our business, results of operations, and financial condition would be materially adversely affected.

In addition, homeowners may, at any time, elect to terminate their contractual arrangements with us, if we cannot attract prospective guests to our platform, generate sufficient guest bookings and create attractive returns to homeowners. If we are unable to retain or add homeowners, we may be unable to offer a sufficient supply of properties to attract guests to our platform. If we are unable to attract and retain individual homeowners in a cost-effective manner, or at all, our business, results of operations, and financial condition and cash flows would be materially adversely affected. The announced Reorganization may also impact service levels or perceived service levels, from local and/or corporate functions, which may further impact our ability to attract and retain homeowners.

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

We believe that awareness of our brand among potential homeowners and guests is an important aspect of our efforts to increase traffic on our platform and grow our revenue. We have historically invested considerable resources to drive homeowner and guest acquisition and increase awareness regarding our brand; however, following the Reorganization, we expect to reduce our investment in sales and marketing activities, in favor of allowing local operations teams to drive more sales and marketing in their respective markets. Our changes to our marketing efforts may not be cost-effective or successful. If our competitors spend more on marketing efforts or are more effective in such efforts, we may not be able to maintain or grow traffic to our platform. Accordingly, our brand awareness and traffic on our platform may suffer and our revenue may be adversely impacted. Additionally, changes our channel mix, as a result of our marketing efforts or otherwise, may impact the percentage of GBV generated by our distribution partners, as compared to the percentage generated directly through our platform, which could make our short- term cash flows more volatile and negatively impact our cash position and overall financial condition.

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

We rely on our homeowners and guests to provide trustworthy reviews and ratings that our homeowners or guests may rely upon to help decide whether or not to book a particular listing or accept a particular booking. We, and our distribution partners, also use these reviews and ratings to uphold quality standards. Our homeowners and guests may be less likely to rely on reviews and ratings if they believe that our review system does not generate trustworthy, reliable reviews and ratings. We have procedures in place to combat fraud or abuse of our review system, but we cannot guarantee that these procedures are, or will be, effective.

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

Currently, we provide vacation rental management services in the United States, Belize, Canada, Costa Rica, and Mexico. We also have design and technology activities in Chile and the Czech Republic, and, until July 2024, in New Zealand. As of December 31, 2023, we had approximately 500 employees outside the United States. For the years ended December 31, 2023, 2022, and 2021, approximately, 2%, 2%, and 1% of our revenue, respectively, was generated from vacation rental management activities outside of the United States.

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
•political, social, and economic instability abroad, terrorist attacks, and security concerns in general; and
•operating in countries that are more prone to crime, or have lower safety standards, or have higher risk of corruption.

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

We may face increased personnel costs or labor shortages that could slow our growth and adversely affect our business, results of operations, and financial condition.

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

We have a substantial number of employees who are paid wage rates near, at or based on the applicable federal or state minimum wage, including workers who are paid on a piece-work basis, and increases in the applicable minimum wage will increase our personnel costs. As federal, state or other applicable minimum wage and overtime rates increase, we may be required to increase not only the wage rates of minimum wage employees, but also the wages paid to our other hourly employees. Additionally, the U.S. Department of Labor has recently issued regulations significantly increasing the minimum salary threshold for employees "exempt" from receiving overtime pay, effective January 1, 2025. If challenges to these regulations are not successful and the changes go into effect, they will result in substantial increases in our personnel costs. It may not be possible to increase prices in order to pass future increased personnel costs on to homeowners and guests, in which case our margins would be negatively affected. Even if we are able to increase prices to cover increased personnel costs, the higher prices could result in lower revenue, which may also reduce margins. In addition, we face risks related to the costs associated with compliance, or failure to comply with, with varying minimum wage laws.

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

Additionally, these factors could affect our business infrastructure and the rental homes that we manage. To the extent climate change causes changes in weather patterns, our coastal destinations could experience increases in storm intensity and rising sea levels causing damage to our homeowners’ properties and result in a reduced number of listings in these areas. Short-term, extreme weather patterns, such as the recent hurricanes in North Carolina and Florida, may also make it unsafe or impractical for guests, or employees or contractors providing home care services, to travel to affected locations, which may, in turn, result in homeowners choosing not to rent their properties during certain times and reduce the overall number of nights available. Climate change may also affect our business by increasing the cost of, or making unavailable, property insurance on terms our homeowners find acceptable in areas most vulnerable to such events, increasing operating costs for our homeowners, including the cost of water or energy, and requiring our homeowners to expend funds as they seek to repair and protect their properties in connection with such events. As a result of the foregoing and other climate-related issues, our homeowners may decide to remove their listings from our platform. If we are unable to provide vacation rentals for booking in certain areas due to climate change, we may lose both homeowners and guests, which could have a material adverse effect on our business, results of operations, and financial condition.

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

A significant number of the units that we manage are concentrated in certain states and regions, which exposes us to risks and potential adverse impacts arising from localized events in those areas.

Certain states or regions account for a significant percentage of the units that we manage and of our net revenue. For example, units located in the state of Florida, which has experienced, and may continue to experience, extreme weather (such as the recent Hurricane Milton, and its effects), accounted for approximately 20% of our net revenue and our units under management for the nine-month period ended September 30, 2024 and as of September 30, 2024, respectively. As a result, we may experience material adverse business and financial impacts arising from localized occurrences in those geographies, such as extreme weather, local real estate market trends or state-wide short-term rental regulations, to the extent they adversely impact the number of units available, the rates at which we are able to rent them, and our costs to service and maintain units in those regions.

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

Potential indicators of impairment include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. If one or more of these impairment indicators occur or intensify, this could result in an impairment of long-lived assets or further impairment of goodwill. The Company performed a quantitative impairment assessment as of September 30, 2023, which resulted in long-lived asset and goodwill impairment charges of $46.0 million and $411.0 million, respectively. Additionally, the Company performed a quantitative impairment assessment as of March 31, 2024, which resulted in long-lived asset impairment charges of $84.0 million. No material impairment charges were taken as of September 30, 2024.

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

We experience a difference in timing between when a booking is made and when we recognize revenue, which is at the time of the stay. The effect of significant downturns in bookings in a particular quarter may not be fully reflected in our results of operations until future periods because of this timing in revenue recognition. We have issued, and may continue to issue, future stay credits to guests who choose to cancel within our enhanced cancellation policy. Such future stay credits are recognized as a liability on our consolidated balance sheets. Alternatively, in certain instances, we may offer a refund in lieu of a future stay credit. We account for these refunds as variable consideration, which results in a reduction to revenue.

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

The tax regimes we are subject to or operate under, including income and non-income (including indirect) taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially adversely affect our results of operations and financial condition. For example, the Organization for Economic Co-Operation and Development ("OECD") has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which has been, is being or may be implemented in many jurisdictions. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes applicable to us. We cannot predict whether the U.S. Congress or any other governmental body, whether in the United States or in other jurisdictions, will enact new tax legislation (including increases to tax rates), whether the U.S. Internal Revenue Service or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations, or international guidelines might have. However, changes to existing laws and regulations could adversely affect our business, results of operations, and financial condition.

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

If any jurisdiction in which we operate adopts new laws or changes its interpretation of its laws, rules, or regulations relating to data residency or localization such that we are unable to comply in a timely manner or at all, we could risk losing our rights to operate in such jurisdictions. The GDPR, CCPA, and other privacy regulations around the world expose us to the possibility of material penalties, significant legal liability, changes in how we operate or offer our products, and interruptions or cessation of our ability to operate in key geographic regions, any of which could materially adversely affect our business, results of operations, and financial condition.

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

We expend, and expect to continue to expend, significant resources to protect against security-related incidents and address problems caused by such incidents. Even if we were to expend more resources, regulators and complainants may not deem our efforts sufficient, and regardless of the expenditure, the risk of security related incidents cannot be fully mitigated. Any actual or alleged security breaches or alleged violations of federal, state, or foreign laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations or enforcement actions, significant fines, and expenditures; divert management’s attention from operations; deter people from using our platform; damage our brand and reputation; force us to cease operations for some length of time; and materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputational harm. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.

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

We believe that the use of AI and machine learning tools in our business, and the insights and functionality they can provide us, will become increasingly important to the efficiency of our business and to the value that our solutions deliver to our homeowners and guests. These emerging technologies are in the early stages of commercial use, and they present a number of risks inherent in their use, including public perception or reputational harm, inaccuracies, unintended biases and discriminatory outcomes, as well as potential legal concerns such as intellectual property protection and infringement, regulatory compliance and data security. While we are in the initial stages of using these technologies in our business, their use may result in liability and could cause us to incur additional costs to resolve such issues, which may harm our business and results of operations. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our offerings. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. In addition, we cannot predict future developments in AI and related impacts on our business and our industry. If we are unable to successfully adapt to new developments related to AI, our business, results of operations, and financial position could be negatively impacted.

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

We rely on a mix of independent contractors and employees to provide operational services to us, and any potential reclassification of independent contractors as deemed employees could adversely affect our business, results of operations, and financial condition.

We rely on a mix of independent contractors and employees to provide operational services to our business. The state of the law regarding independent contractor status varies from jurisdiction to jurisdiction and is subject to change based on court decisions and regulation. Regulatory authorities and other parties have increasingly asserted within several industries that certain independent contractors should be classified as employees. As a result, there is significant uncertainty regarding the future of the worker classification regulatory landscape. It is possible that legislative, judicial and regulatory (including tax) authorities may introduce proposals or assert interpretations of existing rules and regulations that would change the classification of a significant number of independent contractors doing business with us from independent contractor to employee. In addition, we could also be involved in lawsuits and claims that assert that certain independent contractors should be classified as our employees. Adverse determinations regarding the status of any of our independent contractors, or the enactment of rules and regulations (or changes in the interpretations of existing rules and regulations) that lead to the reclassification of such independent contractors as employees, would result in a significant increase in employment-related costs, such as wages, benefits and taxes, and may subject us to potential penalties, any of which would adversely affect our business, results of operations, and financial condition.

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

We are subject to governmental economic and trade sanctions laws and regulations that limit the scope of our offering. Additionally, failure to comply with applicable economic and trade sanctions laws and regulations could subject us to liability and negatively affect our business, results of operations, and financial condition.

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

As a result, the Exempted Persons will generally not be prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with any one or more of these parties, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. To the extent we find ourselves in competition with Exempted Persons, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, results of operations, financial condition, or prospects.

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

In the aggregate, as of September 30, 2024, the Silver Lake Stockholders, the Riverwood Stockholders, and the Level Equity Stockholders controlled approximately 46% of the combined voting power of our Common Stock as a result of their ownership of Class A Common Stock and Class B Common Stock. The Director Designation Agreements contain director nominations rights so long as each holder continues to hold prescribed amounts of our Common Stock. Based on a Form 13D/A filed by DK on August 9, 2024, DK beneficially owned shares of our Class A Common Stock, representing approximately 19.99% of our Class A Common Stock outstanding as of June 30, 2024 after giving effect to the Change of Control Rules as defined in that filing, which percentage includes shares of Class A Common Stock issuable upon the conversion of the Convertible Notes . As a result, these stockholders and their affiliates have significant influence over the management and affairs of our company and, if they were to decide to act together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of one or more of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report are herein incorporated by reference or are filed with this Quarterly Report, in each case as indicated herein.

Exhibit Index

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File Number	Date	Exhibit	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41130	12/9/21	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41130	12/9/21	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vacasa, Inc. dated May 23, 2023	8-K	001-41130	5/25/23	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vacasa, Inc. dated October 2, 2023	8-K	001-41130	10/2/23	3.1
4.1	Note Purchase Agreement, dated as of August 7, 2024, among Vacasa, Inc., a Delaware corporation, Vacasa Holdings LLC, a Delaware limited liability company, V-Revolver Sub LLC, the purchasers party thereto and Acquiom Agency Services LLC	8-K	001-41130	8/8/24	4.1
4.2	Amendment No. 1, dated as of October 25, 2024 to the Note Purchase Agreement, dated as of August 7, 2024, among Vacasa Holdings LLC, V-Revolver Sub LLC, each purchaser party thereto and Acquiom Agency Services LLC, as administrative agent and collateral agent	8-K	001-41130	10/31/24	4.1
4.3	Form of Senior Secured Convertible Note	8-K	001-41130	8/8/24	4.2
10.1#	Offer Letter, dated May 3, 2023, between Vacasa, LLC and Bruce Schuman	8-K	001-41130	5/9/23	10.1
10.2#	Change in Control and Retention Agreement, dated June 1, 2023, between Vacasa, LLC and Bruce Schuman	10-Q	001-41130	8/8/23	10.2
10.3#	Transition Agreement, dated May 3, 2023, between Vacasa LLC and Jamie Cohen	8-K	001-41130	5/9/23	10.2
10.4#	Separation and Release Agreement, dated February 6, 2023, between Vacasa, LLC and Craig Smith	10-Q	001-41130	8/8/23	10.4
10.5#	Vacasa, Inc. 2021 Incentive Award Plan, as amended and restated on May 21, 2024	8-K	001-41130	5/23/24	10.1

10.6#	Vacasa, Inc. 2021 Nonqualified Employee Stock Purchase Plan, as amended and restated on May 23, 2023	DEF 14A	001-41130	4/24/23	B
10.7#	Amendment No. 2 to the Credit Agreement, dated June 20, 2023, between Vacasa Holdings LLC, V-Revolver Sub LLC, and JPMorgan Chase Bank, N.A.	10-Q	001-41130	8/8/23	10.7
10.8#	Vacasa, Inc. Non-Employee Director Compensation, dated March 7, 2024	10-Q	001-41130	8/9/24	10.8
10.9	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Silver Lake Stockholders	8-K	001-41130	6/8/23	10.1
10.10	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Riverwood Stockholders	8-K	001-41130	6/8/23	10.2
10.11	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Level Equity Stockholders	8-K	001-41130	6/8/23	10.3
10.12	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the EB Stockholders	8-K	001-41130	6/8/23	10.4
10.13	Voting Agreement, dated as of August 7, 2024, among Vacasa, Inc., a Delaware corporation, and each of the Stockholders party thereto	8-K	001-41130	8/8/24	10.1
10.14	Amended and Restated Registration Rights Agreement, dated as of August 7, 2024, among Vacasa, Inc., a Delaware corporation, and each of the Holders party thereto	8-K	001-41130	8/8/24	10.2
10.15	Collateral Agreement, dated as of August 7, 2024 among Vacasa Holdings LLC, V-Revolver Sub, LLC, the other grantors party thereto and Acquiom Agency Services LLC, as collateral agent	8-K	001-41130	8/8/24	10.3
10.16	Guarantee Agreement, dated as of August 7, 2024 among Vacasa Holdings LLC, V-Revolver Sub, LLC, the subsidiary guarantors party thereto and Acquiom Agency Services LLC, as collateral agent	8-K	001-41130	8/8/24	10.4
10.17	Amendment No. 3, dated as of October 25, 2024 to the Credit Agreement, dated as of October 7, 2021, among Vacasa Holdings LLC, V-Revolver Sub LLC, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and issuing bank	8-K	001-41130	10/31/24	10.1

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacasa, Inc.
(Registrant)

November 8, 2024	By:	/s/ Robert Greyber
(Date)	Name:	Robert Greyber
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 8, 2024	By:	/s/ Bruce Schuman
(Date)	Name:	Bruce Schuman
	Title:	Chief Financial Officer
(Principal Financial Officer)