Form 10-K
period 2024-12-31
Vacasa, Inc.
filed 2025-03-13
CIK 1874944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 28, 2024, was $53,290,852.

As of March 10, 2025, 15,856,348 shares of the registrant's Class A Common Stock were outstanding, 6,695,312 shares of the registrant's Class B Common Stock were outstanding, and 316,666 shares of the registrant's Class G Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K ("Annual Report") contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our results of operations, financial position, growth strategy, seasonality, business strategy, policies, and approach, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” "commit" or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to:

•risks related to the Mergers (as defined below), including the possibility that the consummation of the Mergers could be delayed or not completed, the effects of the announcement or pendency of the Mergers on our business, and the restrictions on the conduct of business prior to completing the Mergers;
•our ability to execute our business plan and achieve all of the expected benefits of the Reorganization (as defined below) and other cost saving measures we may take in the future;
•risks related to any indebtedness we may incur from time to time (including any additional Convertible Notes (as defined below)) and our cash position, including that additional financing may not be available on acceptable terms or at all, or could be dilutive to our stockholders or impose additional restrictive covenants on our activities;
•our ability to achieve profitability;
•our ability to manage the impacts the Reorganization has on our systems, processes, and controls, including our ability to address competitive challenges, manage our employee base, or maintain our corporate culture;
•our ability to return to growth;
•our ability to compete in our industry;
•our ability to attract and retain homeowners and guests;
•our ability to provide high-quality customer service;
•our ability to maintain and enhance relationships with distribution partners;
•our ability to develop new or enhanced offerings and services;
•our ability to cost-effectively drive traffic to our platform;
•our ability to maintain and enhance our brand and reputation, and avoid damaging or negative publicity;
•the safety or perception of safety of our platform, product offerings and services;
•our ability to manage our international operations;
•our ability to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings;
•our ability to attract and retain capable management and employees;
•increased personnel costs or labor shortages;
•declines or disruptions to the travel and hospitality industries or general economic downturns;
•the effects of seasonal and other trends on our business and results of operations;
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
•our ability to comply with privacy and data protection laws;
•any undetected errors on our platform;

•reliance on third-party service providers in connection with key aspects of our platform and operations;
•our ability to adapt to changes in technology and the evolving demands of homeowners and guests;
•our ability to protect our intellectual property and our data;
•risks associated with litigation to which we are party and the impact of such litigation on our business and cash flow;
•our use of "open source" software;
•our use of artificial intelligence ("AI"), in our business and risks related to cyberattacks, data security breaches, or other security incidents;
•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business, both in the United States and internationally and our expectations regarding the impact of various laws, regulations, and restrictions that relate to our business;
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

Basis of Presentation

Vacasa, Inc. was incorporated on July 1, 2021 under the laws of the state of Delaware as a wholly owned subsidiary of Vacasa Holdings LLC ("Vacasa Holdings" or “OpCo”) for the purpose of consummating the business combination described herein. In December 2021, Vacasa, Inc. merged with TPG Pace Solutions Corp., with Vacasa, Inc. continuing as the surviving entity, following which Vacasa, Inc. consummated a series of reorganization transactions through which Vacasa, Inc. became the sole manager and owner of approximately 50.3% of the outstanding equity interests in Vacasa Holdings, and Vacasa Holdings cancelled its ownership interest in Vacasa, Inc. The business combination was accounted for as a reverse recapitalization (the "Reverse Recapitalization") in accordance with accounting principles generally accepted in the United States of America ("GAAP"). For the period from inception to December 6, 2021, Vacasa, Inc. had no operations, assets or liabilities. Unless otherwise indicated, the financial information included herein is that of Vacasa Holdings, which, following the business combination, became the business of Vacasa, Inc. and its subsidiaries.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•risks related to the Mergers, including the possibility that the consummation of the Mergers could be delayed or not completed, the effects of the announcement or pendency of the Mergers on our business, and restrictions on the conduct of business prior to completing the Mergers;
•our ability to execute our business plan and achieve the expected benefits of the Reorganization and other cost saving measures we may take in the future;
•our substantial indebtedness (including the Convertible Notes), our cash position, and our ability to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings, including that additional financing may not be available on acceptable terms or at all, or could be dilutive to our stockholders or impose additional restrictive debt covenants on our activities;
•our ability to achieve profitability;
•our ability to appropriately manage the strain to our business brought by its significant volatility and our ability to manage the impacts the Reorganization will have on our systems, processes, and controls, including our ability to address competitive challenges, manage our employee base, or maintain our corporate culture;
•our revenue volatility;
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
•our dependence upon distributions from OpCo to pay taxes and other expenses;
•exposure to tax liabilities attributable to the Blockers (as defined below) as a result of the Business Combination (as defined below);
•exposure to tax liabilities attributable to audit adjustments for certain taxable periods or disproportionate to our ownership interest in OpCo;
•our responsibility to pay the TRA Parties (as defined below) for certain tax benefits should the consummation of the Mergers fail to be completed;
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
•risks related to our use of AI;
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
•risks related to governmental economic and trade sanctions laws and regulations and violation of anti-corruption laws;
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

PART I
Item 1. Business

Our Company

Vacasa, Inc. and its subsidiaries (the "Company") operate a vertically-integrated vacation rental management platform in North America. Our integrated technology and operations platform is designed to optimize vacation rental income and home care for homeowners, offer guests a seamless, reliable, and high-quality experience, and provide distribution partners with a variety of home listings. Our marketplace aggregated approximately 36,500 home listings as of December 31, 2024 in hundreds of destinations across the United States, and in Belize, Canada, Costa Rica, and Mexico. Our guests are able to search, discover, and book properties on Vacasa.com, our guest app, and on the booking sites of distribution partners including, but not limited to, Airbnb, Booking.com, and Vrbo. During the year ended December 31, 2024, we generated approximately $1.9 billion in Gross Booking Value ("GBV") from over five million total number of nights stayed by guests in homes hosted on our platform over the period ("Nights Sold").

Our business model is based on shared success. As a vertically-integrated vacation rental manager, we act as an agent on behalf of our homeowners, which allows us to avoid the capital requirements and limitations of owning the underlying real estate. We collect nightly rent from guests on behalf of homeowners and earn the majority of our revenue from homeowner commissions and service fees paid by guests.

Since our inception, we have focused primarily on the supply side of the short-term rental market and on building our homeowner base. Booking channels such as Airbnb, Booking.com, and Vrbo have historically had more focus on the demand side of the market and collectively drive hundreds of millions of site visits each month.

Through our integrated technology and operations platform, we unlock new supply and increase the availability of vacation rental home listings for guests to discover and book. Our comprehensive set of capabilities, enabled by technology, is designed to remove barriers to renting vacation and second homes by solving critical challenges for homeowners, such as listing creation, pricing optimization, multi-channel distribution and demand generation, home care, insights and analytics, smart home technology, and owner and guest support.

Our global marketplace connects guests with the homes we bring onto our platform. Our listings are aggregated on vacasa.com and on the sites of major demand channels. Our direct channel, which includes our booking site and guest app, is a significant source of guest demand, driving approximately 30% of our GBV for the year ended December 31, 2024.

Agreement and Plan of Merger with Casago

On December 30, 2024, the Company and Vacasa Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Casago Holdings, LLC, a Delaware limited liability company (“Casago”), Vista Merger Sub II Inc., a Delaware corporation and a wholly owned subsidiary of Casago (“Company Merger Sub”), and Vista Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Casago (“LLC Merger Sub” and collectively with Company Merger Sub, the “Merger Subs”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, (a) LLC Merger Sub will merge with and into Vacasa Holdings (the “LLC Merger”), with Vacasa Holdings surviving the LLC Merger as a wholly owned subsidiary of Casago and (b) Company Merger Sub will merge with and into the Company (the “Company Merger” and together with the LLC Merger, the “Mergers”), with the Company surviving the Company Merger as a wholly owned subsidiary of Casago.

At the effective time of the Company Merger (the “Company Merger Effective Time”), (a) each share of our Class A Common Stock issued and outstanding immediately prior to the Company Merger Effective Time will be converted into the right to receive $5.02 in cash, without interest, subject to potential downward adjustment in accordance with the terms and conditions set forth in the Merger Agreement, as further detailed below (as adjusted, the “Merger Consideration”), and (b) each share of our Class B Common Stock issued and outstanding immediately prior to the Company Merger Effective Time will automatically be canceled and cease to exist, as further detailed below. Immediately prior to the closing of the Mergers (the “Merger Closing”), each share of our Class G Common Stock will automatically convert into shares of our Class A Common Stock at the Class G Strategic Transaction Ratio (as defined in the Company’s Certificate of Incorporation) and the former holders of our Class G Common Stock will be entitled to receive the Merger Consideration in accordance with the Merger Agreement.

The Merger Consideration is subject to potential downward adjustment based on the number of homes under management by the Company (the “Unit Count”) as of 12 business days prior to the anticipated closing date (such date, the “Adjustment Measurement Date”). The Merger Consideration will be reduced by $0.10 for every 500 units that the Unit Count falls below

32,000 units, which top-line number will be reduced by 600 units at the start of each month after March 31, 2025. Additionally, the Merger Consideration is subject to potential downward adjustment if the Company’s Liquidity (as defined in the Credit Agreement (as defined below)) is below $15 million as of the last liquidity measurement of the Company prior to the Adjustment Measurement Date. The Company will issue a press release prior to the Merger Closing announcing the final Merger Consideration.

A special committee (the “Special Committee”) of the board of directors of the Company (the “Board”), comprised solely of disinterested and independent members of the Board, unanimously (a) recommended that the Board approve and declare advisable the Merger Agreement and the transactions contemplated thereby, including the Mergers, and (b) recommended that, subject to Board approval, the Board submit the Merger Agreement to the stockholders of the Company for their adoption and recommend that the stockholders of the Company vote in favor of adoption of the Merger Agreement. The Board, acting on the recommendation of the Special Committee, (a) approved and declared advisable the Merger Agreement and the transactions contemplated thereby, including the Mergers, (b) authorized and approved the execution, delivery and performance by the Company and Vacasa Holdings of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Mergers, upon the terms and subject to the conditions contained therein, (c) directed that the adoption of the Merger Agreement be submitted to a vote of the stockholders of the Company at a meeting of the stockholders of the Company and (d) recommended that the stockholders of the Company vote in favor of the adoption of the Merger Agreement. Both the Special Committee and the Board determined that the Merger Agreement and the transactions contemplated thereby, including the Mergers, are fair to, and in the best interests of, the Company and its Unaffiliated Stockholders (as defined in the Merger Agreement).

Consummation of the Mergers is subject to the satisfaction or, if permitted by law, waiver by the Company, Casago, or both, of a number of conditions, including, among other customary closing conditions, (a) the receipt of the required approvals from the Company’s stockholders, (b) the absence of any order or other action that is in effect (whether temporary, preliminary or permanent) by a governmental authority restraining, enjoining or otherwise prohibiting the consummation of the Mergers, (c) the absence of a material adverse effect of the Company since the date of the Merger Agreement, (d) the occurrence of the Company LLC Units Redemptions (as defined in the Merger Agreement), (e) the absence of termination or acceleration of the Credit Agreement by the lenders thereunder, and the becoming effective of the amendments set forth in the Fourth Amendment (as defined below) at or substantially concurrently with the Merger Closing (including any amendments made in accordance with the Merger Agreement), (f) the Unit Count not being less than 24,000 as of the Adjustment Measurement Date, and (g) the performance by the Company of its obligations, including payoff of the indebtedness represented by the convertible notes held by DK VCSA Lender LLC (“DK”), an affiliate of Davidson Kempner Capital Management LP ("Davidson Kempner"), in accordance with the terms of the Merger Agreement. Moreover, each party’s obligation to consummate the Mergers is subject to certain other conditions, including the accuracy of the other party’s representations and warranties (subject to certain materiality or other qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to certain materiality qualifiers).

The Merger Agreement contains certain termination rights for each of the Company and Casago, and in certain circumstances, a termination fee would be payable by the terminating party. In particular, the Merger Agreement provides that the Company must pay Casago a termination fee of approximately $4.1 million if, among other customary circumstances, the Company terminates the Merger Agreement with respect to a Superior Proposal (as such term is defined in the Merger Agreement).

If the Mergers are consummated, our Class A Common Stock will be delisted from Nasdaq and deregistered under the Exchange Act as promptly as practicable after the Company Merger Effective Time.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is included as an exhibit to this Annual Report.

On February 3, 2025, the Company received an unsolicited, non-binding acquisition proposal from Davidson Kempner and certain of its affiliates to acquire all outstanding shares of the Company at a price of $5.25 per share, subject to potential downward adjustment in accordance with the terms of such proposal (the “Original Davidson Kempner Proposal”). On February 28, 2025, the Company received a revised unsolicited, non-binding acquisition proposal from Davidson Kempner and certain of its affiliates, which removed certain contingencies and conditions included in the Original Davidson Kempner Proposal and was otherwise on substantially the same terms as the Original Davidson Kempner Proposal (the "Second Revised Davidson Kempner Proposal"). On March 11, 2025, the Company received a revised unsolicited, non-binding acquisition proposal from Davidson Kempner and certain of its affiliates which is on substantially the same terms as the Second Revised Davidson Kempner proposal and (i) provides for a tender offer to potentially reduce time to close, (ii) makes changes to the potential downward adjustment to the merger consideration based on the Company’s liquidity and (iii) provides for the ability of the Company to seek up to $5,000,000 in additional funding from Davidson Kempner through additional convertible notes during the period between signing and closing (the "Third Revised Davidson Kempner Proposal"). The Company has and is continuing to engage in discussions and negotiations with Davidson Kempner regarding the Third Revised Davidson Kempner Proposal in accordance with the terms and conditions of the Merger Agreement.

Our Growth Strategy

We continue to focus on addressing our market opportunities, including:

•Empowering local operations. In May 2024, the Company announced the Reorganization, which was intended to, among other things, reduce fixed costs in our business, accelerate the transformation of our business to a model focused more on local market accountability and execution, promote greater efficiency and realign our business and strategic priorities. We expect to continue our transformation, empowering our local team members to make market-level decisions and organizing our teams to orient towards the markets we serve.

•Optimize existing supply. We expect to continue to innovate on our platform to improve our technology and operational efficiency, grow Nights Sold, and manage homeowner churn.

•Grow supply in existing markets. We intend to increase our managed home density in existing markets to achieve further economies of scale, primarily using our individual approach to onboard individual vacation rental properties through our direct sales force. Over time, our new market expansion may include selective entry into attractive domestic and international markets.

•Expand our range of homeowner services. We intend to leverage our homeowner relationships to monetize adjacent services and expand our suite of product offerings. Our expanded range of homeowner services may include multiple service levels or offerings for homeowners who want or need elevated assistance, or assistance with select aspects of our end-to-end offering. We believe these services also have the potential to funnel more homeowners into our core product over time.

•Elevate the homeowner and guest experience. We seek to elevate the owner and guest experiences with enhanced technology and services, including through our homeowner portal and Guest app, and use of smart home technology.

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

Offerings for Homeowners

We have designed our platform with a homeowner-first approach. Our homeowner offerings include a range of products and services designed to enable homeowners to optimize rental income from their properties. Our homeowner offering suite includes:

•Property setup and listing optimization. We promptly handle the numerous steps involved in preparing and listing a homeowner's home for rent. We offer professionally written descriptions, professional home photography and digital tours, and feature amenity recommendations in order to maximize guest appeal. Once a listing is live, we handle all aspects of marketing, calendar management, and guest interaction.

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

•Tax and compliance support. We strive to simplify compliance and tax-related tasks for homeowners. We collect and remit transient occupancy taxes through our platform and may assist with obtaining or maintaining necessary permits for vacation rental properties in certain jurisdictions.
•Homeowner dashboard and mobile app and communication tool. Homeowners can access their booking, payment, and performance details on our homeowner portal or via our mobile app. In 2023, we launched our homeowner communication tool, allowing owners to interact with our teams directly through our portal or mobile app. Using this tool, owners can message their local teams directly or through their account to request support at their home.

•End-to-end property care. We provide comprehensive home care, including housekeeping, maintenance, inspection, and related services as part of our full-service offering to homeowners.

Offerings for Guests

For guests, our offerings are designed to provide a frictionless way to search, discover, book, and experience Vacasa listings. Our guest offerings include:

•Direct booking site. Our booking site serves as our own demand channel. Approximately 30% of GBV was generated through our direct channel, which includes our booking site and guest app, in the fiscal year ended December 31, 2024.

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

•Ticketing system and time tracking. We provide comprehensive management of home care activity on our platform to track and manage workflows and productivity.

•Smart home technology. Smart home technology, such as smart locks, improves our operational efficiency. For example, local staff do not need to visit homes to change lock box codes or replace lost keys, and certain locks can be programmed to trigger notifications when a guest checks in or out. We utilize this notification data to inform our scheduling algorithms, which improves the efficiency of our local teams running home care.

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

Our Distribution Partners

As part of our multi-channel distribution strategy, we have established relationships with numerous booking sites, including Airbnb, Booking.com and Vrbo, which make Vacasa-listed properties available for booking by guests through their online platforms. Bookings through our distribution partners accounted for approximately 70% of our GBV during each of the years ended December 31, 2024, 2023, and 2022.

Our agreements with our distribution partners typically provide that the partner will receive a commission on bookings made through the channel transactions (with the rate varying by partner). Certain partners may charge us subscription fees and/or may charge guests additional fees directly.

Human Capital

Our People

As of December 31, 2024, we employed a total of approximately 4,300 team members globally. Our dedicated local operations teams work directly with our full-service homeowners to provide comprehensive vacation rental management services, and exceptional care for guests. Our local teams are primarily composed of field operations, owner support, or "owner success" roles sales executives and revenue managers. The central team is primarily composed of guest experience agents, software engineers, product managers, marketers, finance professionals, human resources, legal personnel, as well as a small group of central owner, sales and revenue management support personnel.

We seek to foster an inclusive environment where everyone feels welcome to be their authentic selves and all voices are heard and to create an environment that is aligned with our values and that reflects our global community.

Our Culture

At Vacasa, we are reimagining the vacation rental experience for homeowners and guests through our end-to-end technology platform.

Vacasa’s culture has grown and evolved along with its people. We started in 2009 with one home and a small team. As of December 31, 2024, we managed approximately 36,500 homes with a team of professionals across the travel and hospitality industry. Even with this scale, we strive to maintain an entrepreneurial spirit. We hold ourselves accountable to the values into which we have grown as a company, which guide our decision making:

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

Homeowners. Homeowners can either self-manage or use local vacation rental management businesses to market and care for their homes. Homeowners who self-manage are able to list on sites such as Airbnb, Booking.com, Vrbo and Evolve and may choose to leverage additional off-the-shelf software tools to handle aspects of the process, such as pricing or scheduling. We compete for homeowners based on many factors, including the volume and pricing of bookings generated by guests on our platform and those of our distribution partners; ease of onboarding onto our platform; the service fees and commissions we charge; the owner protections we offer, such as our accommodation protection program; and the strength of our brand.

Guests. We also compete to attract guests to our platform. Guests have a wide range of options for finding and booking accommodations, and as such, we compete with other forms of travel accommodations, including hotels, other vacation rental companies, and serviced apartment providers, both online and offline. We also compete for traffic and demand generation through our direct booking channel with nationally recognized booking sites such as Airbnb, Booking.com, Vrbo, Evolve, regional booking sites, and online travel agencies, and to a lesser degree, urban rental sites such as Sonder, and niche programs such as Inspirato. We compete for guests based on many factors, including: the uniqueness and quality of our homes and the availability of homes; the value and all-in cost of our offerings relative to other options; our brand; and the ease of use of our platform.

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

Intellectual Property

Our intellectual property is an important component of our business. We rely on a combination of trademarks, domain names, copyright, know-how, trade secrets and patents, as well as contractual provisions and restrictions, to establish and protect our intellectual property. As of December 31, 2024, we held three issued patents. While we believe our patent registrations are important to our competitive position, we do not believe any single patent application or registration is material to our business as a whole. We may pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

As of December 31, 2024, we owned 46 trademarks registered with the United States Patent and Trademark Office, as well as additional international trademarks, including “Vacasa” and related logos and designs. We also own several domain names that we use in, or relate to, our business, including “vacasa.com” and other country code top level domain name equivalents.

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

Data Security and Data Privacy

The protection of identifiable information about individuals, often referred to as personal data, personally identifiable information, or personal information, that we collect is important for ensuring trust with our stakeholders. In the course of our operations, we collect and process a variety of personal data from interactions with customers and visitors, use of our websites and/or applications, social media, advertisements, or communications with us relating to any services we offer. We also collect personal data from job applicants, employees, independent contractors, and employees of certain companies with which we work.

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

Rental Regulatory Considerations in the Markets in which we Operate

We operate in hundreds of locations across the United States, with varying sets of rules and regulations associated with each state, county, city, town, township, or village. We typically focus our operations in jurisdictions that allow for un-hosted, non-owner occupied short-term rentals, and avoid major cities, such as San Francisco and Denver, that only allow “homeshares,” which are rentals of all or a portion of the owner’s primary residence. Occasionally, however, past acquisitions of other management companies have included a small number of rentals that are subject to these primary residence rules. In certain markets, we allow longer non-transient rentals, which can trigger compliance with various landlord-tenant laws.

With very few exceptions, owners of the properties we manage are ultimately responsible for obtaining and maintaining applicable permits, licenses, and tax registrations, and for complying with local zoning restrictions as well as restrictive covenants and homeowner association bylaws. We often assist with permitting, licensing, and taxation to the extent we are legally able, and strive to verify and help ensure compliance with state and local laws for all of our homes. If alleged violations occur, we assist owners in seeking to correct them and abide by the decisions of government officials.

Some states require short-term rentals or long-term rentals to be managed or offered for stays through a licensed real estate broker. Where applicable, we offer and operate rentals through a licensed subsidiary.

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

State Regulation

Real estate brokerage licensing laws vary widely from state to state. All entities and individuals providing brokerage services must be licensed separately in each state where they operate. Generally, a corporate entity must obtain a firm level license, although in some states, the licenses are personal to individual brokers and an entity is associated with the individual broker’s license. Where a firm license is obtained, an individual broker is appointed as the principal broker. Licensed agents or salespersons must also obtain a license and affiliate their license under a firm or a principal broker to engage in licensed real estate brokerage activities.

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

Federal Regulation

Several federal laws and regulations govern the real estate brokerage business, including federal fair housing laws such as the Real Estate Settlement Procedures Act of 1974 ("RESPA"), and the Fair Housing Act of 1968 ("FHA"). RESPA restricts kickbacks or referral fees that real estate settlement service providers, such as real estate brokers, title and closing service providers and mortgage lenders may pay or receive in connection with the referral of settlement services. RESPA also requires certain disclosures regarding certain relationships or financial interests among providers of real estate settlement services.

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

The FHA prohibits discrimination or any preference in housing because of race, color, national origin, religion, sex, familial status and disability. The FHA applies to real estate brokers and licensees involved in the non-transient rental of homes. The FHA also applies broadly to many forms of advertising and communications, including Multiple Listing Service ("MLS") listings, websites and social media postings.

Local Regulation

In addition to state and federal regulations, residential transient and non-transient transactions may also be subject to local regulations. These local regulations generally require additional disclosures by parties or licensees, or the receipt of reports or certifications, often from the local governmental authority, prior to or at the time of contracting with a party in a real estate transaction. Non-transient transactions may be subject to local landlord-tenant regulations that impose fee restrictions and provide rights to tenants. Local regulations also may expand those protected from housing discrimination laws by protecting additional classes of people and providing additional fair housing laws.

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

Seasonality

Our industry and our business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate may have unique seasonality, local events, and weather that can increase or decrease demand for our offerings. Certain public holidays, and the timing of these holidays, can have an impact on our revenue by increasing or decreasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, the first and second quarters of the fiscal year are our strongest booking and cash generating quarters, while our second and third quarters, spanning the U.S. peak summer travel season, have higher revenue than the first and fourth quarters due to increased Nights Sold. Our GBV typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our staffing to handle increased activity on our platform and service the homes we manage in those periods.

Available Information

Our website address is www.vacasa.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report. The U.S. Securities and Exchange Commission ("SEC") maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risks Related to the Mergers

We may be unable to complete the Mergers with Casago, which could have an adverse effect on us.

On December 30, 2024, we entered into the Merger Agreement with Casago and the other parties thereto. Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, at the Merger Closing, the Company will become a wholly owned subsidiary of Casago. The Merger Closing is subject to certain conditions, including but not limited to: (a) obtaining certain required stockholder approvals, (b) the absence of any order or other action that is in effect (whether temporary, preliminary or permanent) by a governmental authority restraining, enjoining or otherwise prohibiting the consummation of the Mergers, (c) the absence of a material adverse effect of the Company since the date of the Merger Agreement, and (d) the performance by the Company of its obligations set forth in the Merger Agreement relating to the payoff of the indebtedness represented by the convertible notes held by DK in accordance with the terms of the Merger Agreement.

There can be no assurance that the closing conditions will be satisfied or waived, or that the Mergers will be completed, and the final Merger Consideration will not be known until shortly before the Merger Closing. The failure to satisfy the closing conditions could delay the completion of the Mergers or prevent it from occurring. If the transaction does not close, the

Company may be required to pay a termination fee of $4.1 million in certain circumstances. Further, if we are unable to complete the Mergers, we will have incurred substantial expenses and transaction fees, including legal, regulatory and other costs, and diverted significant management time and resources from our ongoing business.

Whether or not the Mergers are completed, the announcement and pendency of the Mergers could cause disruptions in our business, which could have an adverse effect on our business and financial results.

Due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Mergers, we are limited in our ability or may be unable, during the pendency of the Mergers, to pursue strategic transactions, undertake certain significant financing transactions, issue equity or grant equity awards to employees and others, and otherwise pursue other actions, even if we believe such actions would be beneficial to the Company and its stockholders, and we may have to forgo certain opportunities we might otherwise pursue.

Further, it is possible that the pendency of the Mergers could result in the loss of key employees, higher than expected costs, diversion of management attention, higher than expected unit churn, and may make it more difficult to attract new homeowners to our platform, and cause disruption to our ongoing businesses, any of which may adversely affect the Company’s ability to maintain relationships with customers, vendors and employees, and exacerbate many of the risks set forth below, which could, in turn, have an adverse effect on Company liquidity and result in a downward adjustment to the Merger Consideration.

The Merger Agreement limits our ability to pursue alternatives to the Mergers and may discourage other potential acquirers from attempting to acquire us for greater consideration than what Casago has agreed to pay pursuant to the Merger Agreement.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Casago. Under the Merger Agreement, beginning on December 30, 2024, we became subject to customary “no-shop” restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision. We received an unsolicited, non-binding acquisition proposal from Davidson Kempner and certain of its affiliates on February 3, 2025 and a revised unsolicited, non-binding acquisition proposal from Davidson Kempner and certain of its affiliates on February 28, 2025. The “no-shop” restrictions limit our ability to engage in discussions or negotiations with third parties unless our Board (acting on the Special Committee’s recommendation) or the Special Committee determines in good faith that such acquisition proposal constitutes a Superior Proposal or is reasonably likely to result in a Superior Proposal and that the failure to take action would reasonably be inconsistent with our Board’s or the Special Committee’s fiduciary duties. Additionally, these "no shop" restrictions, including the added expense of the termination fees that may become payable by us in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition, even if it were prepared to pay a purchase price per share higher than the Merger Consideration to be paid in the Mergers.

Following the receipt of the Original Davidson Kempner Proposal and the Second Revised Davidson Kempner Proposal, the Company received a waiver from Casago to the “no-shop” restrictions in the Merger Agreement to engage with Davidson Kempner to the same extent as if our Board (acting on the Special Committee’s recommendation) or the Special Committee determined in good faith that the Revised Davidson Kempner Proposal constituted, or was reasonably likely to result in, a Superior Proposal (as defined in the Merger Agreement).

Lawsuits may be filed against us and/or Casago challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed acquisition from being completed.

Lawsuits arising out of or relating to the Merger Agreement, our proxy statement or the Mergers may be filed in the future. One of the conditions to completion of the Mergers is the absence of any order or other action that is in effect (whether temporary, preliminary or permanent) by a governmental authority restraining, enjoining or otherwise prohibiting the consummation of the Mergers. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the Mergers from being completed, or from being completed within the expected timeframe. In addition, while we will evaluate and defend against any lawsuits against us, the time and costs of defending against litigation relating to the Mergers may divert management time and attention and adversely affect our business.

If the Mergers are consummated, our stockholders will not be able to participate in any further benefits from the performance of our business.

If the Mergers are consummated, our stockholders (other than the Rollover Stockholders as defined in the Merger Agreement) will receive $5.02 in cash per share (subject to potential downward adjustment in accordance with the terms and conditions set forth in the Merger Agreement) of our Class A Common Stock owned by them, without interest and subject to applicable tax withholding, and, our stockholders will not receive any equity interests of Casago. As a result, our current stockholders (other than the Rollover Stockholders) will not receive any additional consideration for their shares of Class A Common Stock and will not receive any benefit from any future performance of our business following the Mergers.

Risks Related to Our Business and Industry

We may not successfully execute or achieve all of the expected benefits of the Reorganization and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or negatively impact our cash flows and profitability and adversely affect our business.

In May 2024, we announced the Reorganization, which was intended to, among other things, reduce certain fixed costs in our business, accelerate the transformation of our business to a model focused more on local market accountability and execution, promote greater efficiency and realign our business and strategic priorities. The Reorganization has resulted in significant structural changes to the way we run our business, including a significant reduction in our corporate and central operations personnel and functions. The Reorganization has resulted in our local operations teams assuming more of the management and business responsibilities of their markets, including marketing and unit acquisition, which are new or more significant responsibilities for these teams. Our local operations teams may not be successful in managing and growing their markets or in retaining homeowners and attracting guests to the platform. Additionally, our local operations teams may have difficulty attracting and retaining the personnel needed to run the necessary operations. Such implementation risks could materially adversely affect our business, results of operations, and financial condition. As a result of the Reorganization, we have significantly reduced the size of our central sales team, and reorganized the sales force to more closely align with individual markets. Similarly, we have reduced and realigned other central office support teams, including product and technology, finance and accounting, legal, human resources and marketing. The Reorganization has also resulted in more targeted sales and marketing efforts and a shift in technology strategy from only proprietary in-house development to consideration of third-party off-the-shelf solutions along with targeted proprietary development of differentiating technology. The Reorganization measures are subject to significant risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale. As such, the Reorganization may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategies for our business. We may not realize the expected benefits from our change in technology strategy; the expected costs and charges may be greater than we have forecasted; and the estimated cost savings may be lower than we have forecasted. If we are unable to successfully implement our Reorganization, we may not realize all or any of the anticipated benefits thereof, which could adversely affect our business, financial condition, and results of operations, including our profitability, cash flow and liquidity needs and availability.

Additionally, certain aspects of the Reorganization, such as severance costs associated with reducing our headcount, have negatively impacted our cash flows and may continue to do so in the future. Our initiatives have resulted, and could in the future result in, personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees, any of which could adversely impact our business, results of operations, disclosure controls and procedures and financial condition. Unfavorable publicity or negative perceptions about us or any of our strategic initiatives, including the Reorganization, could result in reputational harm and could diminish confidence in, and the use of, our products and services, which could adversely affect our business, financial condition and results of operations. For example, the Reorganization may result in negative perceptions among homeowners and our distribution partners regarding our business and financial condition. See “— Maintaining and enhancing our brand and reputation is critical to our future growth, and negative publicity could damage our brand and thereby harm our ability to compete effectively, and could materially adversely affect our business, results of operations, and financial condition.” The Reorganization has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments—Workforce Reductions.”

Our substantial indebtedness may limit our cash flow available to invest in the ongoing needs of the business, could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

As described elsewhere in this Annual Report under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility,” in October 2021, we entered into the Credit Agreement, which provides for senior secured borrowings in an aggregate principal amount of up to $105.0 million, which amount may be borrowed and repaid from time to time. As of December 31, 2024, $81.0 million in borrowings were outstanding under the Revolving Credit Facility, $23.1 million of letters of credit were issued under the Revolving Credit Facility, and $0.9 million was available for borrowings. In addition, as described elsewhere in this Annual Report under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in August 2024, the Company entered into the Note Purchase Agreement, providing for the issuance and sale of up to $75.0 million aggregate principal amount of senior secured convertible notes due in 2029 ("Convertible Notes"), as subsequently amended, of which, as of the date hereof, $30.0 million has been issued and is outstanding.

Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:
•requiring us to dedicate a substantial portion of cash flow from operations or cash on hand to the payment of interest on, and principal of, our debt, thereby reducing amounts available to fund our operations, capital expenditures, and other general corporate purposes;
•increasing our vulnerability to adverse changes in general economic, industry and market conditions;
•subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
•placing us at a competitive disadvantage to our competitors that have less debt or debt on better terms than us.

If we cannot generate sufficient cash flows from operations to service the amounts borrowed under the Revolving Credit Facility, any amounts due under the Convertible Notes, or to maintain our ongoing operations, we may need to refinance, dispose of assets, issue equity to obtain necessary funds, or seek additional sources of liquidity. We do not know whether we will be able to do any of this on a timely basis, on terms satisfactory to us, or at all. While the Note Purchase Agreement provides for the issuance of up to an additional $45.0 million of Convertible Notes in certain circumstances and upon certain conditions, there can be no guarantee that any additional Convertible Notes will be issued, as any additional issuance requires Davidson Kempner's consent. In addition, any additional indebtedness we incur could exacerbate the risk discussed above and have important additional consequences, including:

•further limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements and general corporate or other purposes;
•for borrowings at variable rates of interest, we will be exposed to the risk of increased or elevated interest rates; and
•increasing our vulnerability to a downturn in general economic conditions, our industry or in our business.

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

The agreements governing the Revolving Credit Facility and the Convertible Notes also contain, and any agreements evidencing or governing other future indebtedness may also contain, certain financial covenants and financial reporting and other requirements, as described elsewhere in this Annual Report under Part I, Item 2. under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility.” Our ability to comply with these covenants and requirements may be affected by events and factors beyond our control. We may not be able to generate sufficient revenue or maintain sufficient liquidity to meet the financial covenants (at such time as we are required to do so) or pay any principal and interest due under the Revolving Credit Facility or Convertible Notes when required. If we fail to make payments or otherwise experience an event of default thereunder, the lending institutions would be permitted to take certain actions, including terminating all outstanding commitments and declaring all amounts to be immediately due and payable and would have the right to proceed against the collateral granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition. Furthermore, future working capital, borrowings, or equity financing could be unavailable to repay or refinance amounts borrowed under the Revolving Credit Facility or the Convertible Notes. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our Class A Common Stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

We have incurred net losses in each year since inception, and we may not be able to achieve profitability.

We incurred net losses of $154.9 million, $528.2 million, and $332.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. We expect to continue to incur losses and experience negative cash flows, and may need to sell additional securities, borrow additional funds or reduce operating expenses in order to meet our cash needs. Such additional funding may not be available to us on commercially reasonable terms, or at all, or may be restricted by the Company's current or future debt instruments or the Merger Agreement.

Historically, we have invested significantly in efforts to retain and grow our homeowner base, both through our individual and portfolio strategies, as well as through strategic acquisitions, to grow our guest community and to improve our platform technology. As a result of the Reorganization, we have significantly reduced the size of our central sales team, and reorganized the sales force to more closely align with individual markets. Similarly, we have reduced and realigned other central office support teams, including product and technology, finance and accounting, legal, human resources and marketing. While these actions are expected to reduce the Company's total operating expenses, if our revenue continues to decline, it may not be enough to offset our current and future operating expenses, we will not achieve profitability in future periods and our net losses may increase. Additionally, the reduction in the size of our sales force may reduce the number of units onboarded to our platform, which may slow potential growth in revenue.

Revenue may continue to decline for a number of reasons, many of which are beyond our control, including changing travel patterns, slowing demand for our offerings, listing growth constraints, increasing competition, or any other risk factors discussed in this Annual Report. Certain types of homes and certain regions in which we operate result in listings with lower commission rates and/or lower service fees, which could have a materially negative impact on our overall operating margins. We have experienced, and in the future may experience, fluctuations and high volatility in operating costs and expenses. We incurred operating costs and expenses of $1,058.1 million, $1,655.3 million and $1,578.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. In addition, we have changed, and may in the future reduce, our commission rates and service fees for strategic or competitive reasons. Failure to increase our revenue or manage or reduce our operating expenses could prevent us from achieving or sustaining profitability as measured by net income, operating income, or Adjusted EBITDA at all or on a consistent basis, or could significantly impair our future outlook, future cash flows or cash position, which would adversely impact our ability to continue to operate our business and cause our business, results of operations and financial condition to suffer and the market price of our Class A Common Stock to decline.

Our business and operations experienced significant volatility, which strained our resources, and the Reorganization may further limit our ability to maintain or improve our systems, processes and controls, which could adversely affect our business, results of operations, financial condition and prospects.

The rapid historical growth and expansion of our business, followed by the significant decline in both our revenue and units under management, has placed a continuous and significant strain on our management, operational, financial and other resources. As part of the Reorganization, we have reduced and realigned our central corporate teams, which may limit our ability to maintain or continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our customer service and support capabilities, our relationships with various distribution partners and other third parties, and our ability to manage operations, headcount and processes.

We may not be able to sustain the pace of improvements to our platform and services, or successfully develop and introduce new offerings or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to maintain and improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage our business and to forecast our revenue, expenses, and net loss accurately, or to prevent losses.

In addition, we may find it difficult to maintain our corporate culture while managing our workforce. Any failure to manage our workforce or organizational changes and resulting employee concerns in a manner that preserves our culture could result in unwanted employee attrition and negatively impact future growth and achievement of our business objectives. Additionally, our productivity and the quality of our offerings may be adversely affected if we do not integrate and train our new employees quickly and effectively. Failure to manage our workforce effectively could result in increased costs, negatively affect homeowner and guest satisfaction and adversely affect our business, results of operations, financial condition and growth prospects.

Our revenue has decreased and may continue to decrease in the future. Our revenue volatility also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful.

Our revenue has decreased and may continue to decrease in the future. Our total revenue for the year ended December 31, 2024 and 2023 was $910.5 million and $1,118.0 million, respectively, representing a decrease in revenue of 19%. Our ability to avoid further declines in our revenue depends on maintaining our existing homes on our platform, the growth of supply of new homes for our platform and demand for vacation rentals on our and our distribution partners platforms. Our business is also affected by general economic and business conditions worldwide, including declines in consumer sentiment, continued inflation, and reductions in consumer discretionary spending, as well as trends in the global travel and hospitality industries, all of which can adversely impact our growth. In addition, we believe that our ability to prevent further declines in revenue and return to revenue growth depends upon a number of additional factors, including other risks described elsewhere in this Annual Report.

A softening of demand for our offerings or our accommodations category, whether caused by events outside of our control, such as a pandemic, epidemic or outbreak of infectious disease, changes in homeowner and guest preferences, any of the other factors described elsewhere in this Annual Report or otherwise, may impair our ability to maintain or grow our revenue. If our revenue continues to decline, or our growth rates do not meet expectations, we may not achieve profitability, and our business, results of operations, and financial condition could be materially adversely affected.

In addition, the volatility of our revenue has made and may continue to make it difficult to evaluate our current business and future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth or decline. If we are not able to accurately forecast future growth or decline, our business would be adversely affected. Moreover, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our industry and the markets in which we operate, or if we are unable to maintain consistent revenue or revenue growth, the market price of our Class A Common Stock may continue to be volatile, and it may be difficult to achieve and maintain profitability.

The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment and face significant competition in attracting and retaining homeowners and guests.

Homeowners primarily choose between self-managing their homes or using a local vacation rental management business to list and care for their homes and in some cases adopt a hybrid approach using a third-party provider to help with guest demand generation, pricing, booking and support, while the owner takes care of the home. Homeowners who self-manage are able to list on third-party sites such as Airbnb, Booking.com, Evolve, and Vrbo and may choose to leverage additional third-party software tools to handle aspects of the process, such as pricing or scheduling, or homeowners may fully self-manage. We compete for homeowners based on many factors, including the volume and pricing of bookings generated by guests on our platform and those of our distribution partners; ease of onboarding onto our platform; the service fees and commissions we charge; the quality of our service offerings; the owner protections we offer, such as our accommodation protection programs; our cancellation policies; and the strength of our brand. We also compete to retain homeowners who are currently using our platform, as homeowners can choose to discontinue their contractual arrangements with us at any time.

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

As a publicly traded company, we are required to make certain public disclosures about our business, strategy, and financial results that other property managers are not required to make, and which may provide them with insights into our industry, our business and our strategy that would not otherwise be available to them. This may, in turn, allow them to compete more effectively against us for homeowners. Additionally, such disclosures may result in negative perceptions among homeowners regarding our business and financial condition, which may make it more difficult for us to retain homeowners than for our competitors who are not required to make similar disclosures.

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

Our business depends on our ability to maintain our market share, attract new vacation rental homeowners to our platform, and maintain relationships with our existing homeowner base, and on homeowners allowing us to make their homes available for rent through our service. If our sales personnel are unable to accurately identify and convert a sufficient number of prospective homeowners, if they fail to accurately predict the rental revenue of these homeowners’ properties on our platform, or if our sales and marketing efforts are otherwise unsuccessful, our revenue and growth prospects could be materially and adversely affected. Such risks may be exacerbated as a result of the Reorganization. Our Company and the broader vacation rental industry have seen elevated levels of homeowners changing property managers or moving to self-management in recent periods. We have also recently seen an increase in the supply of rental units available, in a number of markets, which has reduced and could continue to reduce demand for the units we manage, and put pressure on our revenue per available night. The number of homes we manage on our platform decreased by approximately 12% during the year ended December 31, 2024, compared to 2023. If we do not maintain existing homeowners and the availability of their homes on our platform, and maintain or increase our market share, our revenue and growth prospects could be materially and adversely affected. Homeowners can also limit the number of nights available through our services, and these practices are outside of our direct control. If homeowners do not establish or maintain availability of their vacation rentals, or if the number of Nights Sold declines for a particular period, then our revenue would decline and our business, results of operations, and financial condition would be materially adversely affected.

In addition, homeowners may, at any time, elect to terminate their contractual arrangements with us, if we cannot attract prospective guests to our platform, generate sufficient guest bookings and create attractive returns to homeowners. If we are unable to retain or add homeowners, we may be unable to offer a sufficient supply of properties to attract guests to our platform. If we are unable to attract and retain individual homeowners in a cost-effective manner, or at all, our business, results of operations, and financial condition and cash flows would be materially adversely affected. The Reorganization may also impact service levels or perceived service levels, from local and/or corporate functions, which may further impact our ability to attract and retain homeowners.

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

A number of other factors affecting homeowners could cause homeowner attrition, including: changes to, or the enforcement or threatened enforcement of, laws and regulations, including short-term occupancy and tax laws; homeowners’, condominium and neighborhood associations adopting and enforcing governing documents or contracts that prohibit or restrict short-term rental activities; regulations that purport to ban or otherwise restrict short-term rentals; homeowners opting for long-term rentals of their properties outside of our service; perceptions of the value or quality of our services; economic, social, and political factors; perceptions of trust and safety on and off our platform and within our homes; or negative experiences with guests, including guests who damage homeowner property, hold unauthorized parties, or engage in violent and unlawful acts, or the occurrence of a pandemic, epidemic or outbreak of infectious disease. Our business, results of operations, and financial condition could be materially adversely affected if our homeowners are unable or unwilling to allow us to list and manage their properties.

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

Our ability to provide high-quality support to our homeowners and guests is important for the growth of our business and any failure to maintain such standards of customer support, or any perception that we do not provide high-quality service, could adversely affect our ability to retain and attract homeowners and guests. Meeting the customer support expectations of our homeowners and guests requires a substantial customer support team and significant investment in staffing, technology, including automation and machine learning to improve efficiency, infrastructure, policies, and customer support tools. The failure to develop or invest in the appropriate technology, infrastructure, policies, and customer support tools, or to manage or properly train our local operations or customer support teams, could compromise our ability to resolve questions and complaints quickly and effectively. Growth in the number of homeowners and guests using our platform will put additional pressure on our customer support and on our technology organizations. Our service is staffed based on our business forecasts. Any inaccuracy in those forecasts could lead to staffing gaps that could impact the quality of our service. We have in the past experienced and may in the future experience substantial delays or other issues in responding to requests for customer support, which may reduce our ability to effectively retain homeowners and guests. Conversely, overestimates in staffing needs could lead to excess staffing and associated expense that may adversely affect our results of operations.

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

The growth of our business depends, in part, on our ability to maintain our relationships with our existing distribution partners and to identify, develop, and maintain strategic relationships with additional distribution partners, particularly as we continue to grow our brand recognition and our own booking platform. For each of the years ended December 31, 2024, 2023 and 2022, we generated approximately 70% of our GBV through our distribution partners. The impairment or termination of any of these relationships, the failure of our distribution partners to effectively market our listings and provide satisfactory user experiences, or service disruptions, outages, and other technical performance problems experienced by our distribution partners or on their platforms could materially and adversely affect our business, results of operations and financial condition. Our agreements with our existing distribution partners are non-exclusive, meaning our distribution partners can and do provide guests looking for vacation rentals with access to listings other than ours. Our distribution partners are not required to continue to market our listings, and may take actions that promote their or other third-party listings above ours. Additionally, our relationships with, or presentation of our units by our distribution partners may be adversely affected due to negative perceptions of our business or financial condition, or of the homes we manage. In addition, certain of these companies are now, or may in the future become, competitors of ours. While we view our distribution partners more as partners than competitors and believe our relationships with these parties are mutually beneficial, we cannot guarantee that our distribution partners will continue to share this view. If our distribution partners view us as competitive, they could limit our access to their platforms, allow access only at an unsustainable cost, or make changes to their platforms that make our listings less desirable to users or harder to access.

In addition, bookings through Airbnb, Booking.com, and Vrbo account for a significant portion of our GBV. For each of the years ended December 31, 2024, 2023 and 2022, GBV generated through Airbnb, Booking.com, and Vrbo together accounted for approximately 90% of the GBV generated through all of our distribution partners. The loss of any one or more of these key distribution partners, or a material reduction in the number of stays booked through their platforms, would adversely affect our business, financial condition and results of operations.

Additionally, we have experienced, and may continue to experience, longer payment cycles in collecting accounts receivable from certain customers. If we are unable to timely collect significant accounts receivable from our customers, our cash flow and business could be adversely affected.

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

We believe that awareness of our brand among potential homeowners and guests is an important aspect of our efforts to increase traffic on our platform and grow our revenue. Following the Reorganization, we have reduced our investment in centrally-driven sales and marketing activities, in favor of allowing local operations teams to drive more sales and marketing in their respective markets. Our changes to our marketing efforts may not be cost-effective or successful. If our competitors spend more on marketing efforts or are more effective in such efforts, we may not be able to maintain or grow traffic to our platform. Accordingly, our brand awareness and traffic on our platform may suffer and our revenue may be adversely impacted. Additionally, changes to our channel mix, as a result of our marketing efforts or otherwise, may impact the percentage of GBV generated by our distribution partners, as compared to the percentage generated directly through our platform, which could make our short- term cash flows more volatile and negatively impact our cash position and overall financial condition.

A critical factor in attracting homeowners and guests to our platform is how prominently listings are displayed in response to search queries for key search terms. The success of vacation rentals and the alternative accommodation industry has led to increased costs for relevant keywords as our competitors competitively bid on our keywords. We may not be successful in our efforts to maintain or grow traffic to our platform cost-effectively. If we need to increase our performance marketing spend in the future, including in response to increased spend on performance marketing from our competitors, our business, results of operations, and financial condition could be materially adversely affected.

Digital performance marketing is increasingly subject to strict regulation, and regulatory or legislative changes could adversely impact the effectiveness of our performance marketing efforts and, as a result, our business. Many states and countries have adopted, or are adopting, regulations governing the use of cookies and similar technologies, and individuals may be required to “opt-in” to the placement of web browser cookies used for purposes of marketing. For example, to the extent we send direct electronic marketing communications to EU/UK residents and/or place cookies on their electronic devices, we may be subject to evolving EU privacy laws on cookies and e-marketing. If we are required to change our marketing practices as a result, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities.

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

Maintaining and enhancing our brand and reputation is critical to our ability to attract homeowners, guests, and employees, compete effectively, maintain relationships with our distribution partners, preserve and deepen the engagement of our existing homeowners, guests, and employees, maintain and improve our standing in the communities where our homeowners operate (including our standing with community leaders and regulatory bodies), and mitigate legislative or regulatory scrutiny, litigation, and government investigations. As our brand awareness grows, we depend more heavily on the perceptions of homeowners and guests who use our platform and our services to help make word-of-mouth recommendations.

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

Our brand and reputation could be also harmed if we fail to act responsibly or are perceived as not acting responsibly, or if we fail to comply with regulatory requirements, in a number of areas, such as safety and security, data security, privacy practices, provision of information about users and activities on our platform, sustainability, human rights, inclusion, non-discrimination, and support for employees and local communities. Media, legislative, or government scrutiny around our Company, including the perceived impact on affordable housing and over-tourism, neighborhood nuisance, privacy practices, provision of information as requested by certain governments or agencies thereof, content on our platform, business practices and strategic plans, impact of travel on the environment, public health policies that may cause geopolitical backlash, our business partners, and our practices relating to our platform, offerings, employees, competition, litigation, and response to regulatory activity, could adversely affect our brand and our reputation with our homeowners, guests, and communities. The views of stakeholders, including policymakers, continue to evolve, and stakeholders have increasingly had divergent expectations on various matters, which increases the risk that any action, or lack thereof, with respect to such matters will be negatively perceived by at least some stakeholders and adversely impact our reputation and business. Social media compounds the potential scope of the negative publicity that could be generated and the speed with which such negative publicity may spread.

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

Fraudulent, criminal or other undesirable activity could occur in connection with the use of our services, as we do not have complete control over, nor the ability to predict, the actions of our users and other third parties, such as neighbors or invitees, either during the guest’s stay, or otherwise, and therefore, we cannot guarantee the safety of our employees, homeowners, guests, and third parties. The actions of homeowners, guests, and other third parties have resulted, and can result in fatalities, injuries, other bodily harm, fraud, invasion of privacy, property damage, discrimination, guest overstays, and brand and reputational damage, which have created, and could continue to create potential legal or other liabilities for us. We do not verify the identity of all of our homeowners and guests nor do we verify or screen third parties who may be present during a reservation made through our platform. Our identity verification processes rely on, among other things, information provided by homeowners and guests, and our ability to validate that information and the effectiveness of third-party service providers that support our verification processes may be limited.

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

In addition, we may not adequately police the safety, suitability, location, quality, availability of recreational items or other amenities, compliance with our policies or standards, and legal compliance, such as fire code compliance or the presence of carbon monoxide detectors, of all our homeowners’ properties. Our local home care staff, including maintenance and housekeeping teams, is required to do periodic compliance checks, but we cannot ensure that these compliance checks are consistently performed. We have created policies and standards to respond to issues reported with properties, but some vacation rentals may pose heightened safety risks to individual guests because those issues have not been reported to us, because our local operations team has not taken the requisite action based on our policies, or because guests or third parties disregard safety measures. We rely, in part, on reports of issues from homeowners, guests and employees to investigate and enforce many of our policies and standards. In addition, our policies may not contemplate certain safety risks posed by rental homes or individual homeowners or guests or may not sufficiently address those risks. For example, we have been in the past, and may be in the future, subject to legal claims and potential liability relating to injuries or other damages sustained in connection with guests’ use of recreational items and other amenities on our homeowners’ properties. Though we typically seek to obtain waivers from liabilities associated with guest use of these items, homeowners do not always inform us that such items are present on their properties and, in any event, we cannot guarantee that any waiver we are able to obtain will be found to be enforceable.

We have also faced civil litigation, regulatory investigations, and inquiries involving allegations of, among other things, unsafe or unsuitable rental homes, guest overstays, discriminatory policies, data processing, practices or behavior on and off our platform or by homeowners, guests, and third parties, general misrepresentations regarding the safety or accuracy of offerings on our platform, and other homeowner, guest, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent. Our policies, tools, and procedures to protect homeowners, guests, and the communities in which our homeowners operate may not be successful. Similarly, listings that are inaccurate, of a lower than expected quality, or that do not comply with our policies may harm guests and public perception of the quality and safety of rental homes on our platform and materially adversely affect our reputation, business, results of operations, and financial condition.

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

If criminal, inappropriate, fraudulent, or other negative incidents continue to occur due to the conduct of homeowners, guests, or third parties, our ability to attract and retain homeowners and guests would be harmed, and our business, results of operations, and financial condition would be materially adversely affected. Such incidents have prompted, and may in the future prompt, stricter regulations or regulatory inquiries into our platform, policies and business practices. Further, claims have been asserted against us from our homeowners, guests, and third parties for compensation due to accidents, injuries, assaults, theft, property damage, privacy and security issues, guest overstays, and other incidents that are caused by other homeowners, guests, or third parties while using homes booked on our platform. These claims subject us to potentially significant liability, increase our operating costs, and could materially adversely affect our business, results of operations, and financial condition. We have obtained third-party insurance, which is subject to certain conditions and exclusions, for claims and losses incurred based on incidents related to bookings on our platform. Even where we do have third-party insurance, such insurance may be inadequate to fully cover alleged claims of liability, investigation costs, defense costs, and/or payouts. Even if these claims do not result in liability, we could incur significant time and cost investigating and defending against them. If the quantity or severity of incidents increases, our insurance rates and our financial exposure will grow, which would materially adversely affect our business, results of operations, and financial condition.

We are subject to payment-related fraud, and an increase in or failure to deal effectively with fraud, fraudulent activities, fictitious transactions, or illegal transactions would materially adversely affect our business, results of operations, and financial condition.

We process a significant volume and dollar value of transactions on a daily basis. We have incurred and will continue to incur losses from claims by homeowners, fraudulent bookings and fraudulent refund requests, and these losses may be substantial. Such instances have and can lead to the reversal of payments received by us for such bookings, referred to as a “chargeback.” For the years ended December 31, 2024, 2023, and 2022, total chargeback expense was $2.7 million, $4.7 million, and $5.1 million, respectively. Our ability to detect and combat fraud, which has become increasingly common and sophisticated, could be adversely impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including mobile and other devices, and our growth in certain regions, including in regions with a history of elevated fraudulent activity. We expect that technically knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. In addition, the payment card networks have rules around acceptable chargeback ratios. If we are unable to effectively identify fraudulent bookings on our platform, combat the use of fraudulent credit cards, or otherwise maintain or lower our current levels of chargebacks, we may be subject to fines and higher transaction fees or processors holding significant reserves against us, be required to post collateral or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, any of which would materially adversely impact our business, results of operations, and financial condition.

Measures that we are taking to improve the trust and safety of our platform may cause us to incur significant expenditures and may not be successful.

Some of the measures that we are taking to improve the trust and safety of our platform increase friction on our platform by increasing the number of steps required to list or book, which reduces homeowner and guest activity on our platform, and could materially adversely affect our business, results of operations, and financial condition. Implementing these trust and safety initiatives, which include, among other things, limited verification of homeowners and listings, restrictions on “party” houses, manual screening of high-risk reservations, restrictions on certain types of bookings, and providing rental home neighbors with the contact information for our local staff, or other initiatives, has caused and will continue to cause us to incur significant ongoing expenses and may result in fewer listings and bookings or reduced homeowner and guest retention, which could materially adversely affect our business, results of operations, and financial condition. There can be no assurances that our measures to improve the trust and safety of our platform will significantly reduce criminal or fraudulent activity on or off our platform, or be sufficient to protect our reputation in the event of such activity.

If we are unable to manage the risks presented by our international operations, our business, results of operations, and financial condition would be materially adversely affected.

Currently, we provide vacation rental management services in the United States, Belize, Canada, Costa Rica, and Mexico. We also have finance, design and technology activities in Chile and the Czech Republic, and, until July 2024, in New Zealand. As of December 31, 2024, we had approximately 377 employees outside the United States.

Managing an international organization is difficult, time-consuming, and expensive, and requires significant management attention. In addition, conducting international operations subjects us to risks, which include:

•operational and compliance challenges caused by distance, and language, regulatory and cultural differences;
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
•difficulties in managing and staffing international operations, including due to differences in legal and regulatory requirements, and collective bargaining processes;
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
•political, social, and economic instability abroad, terrorist attacks, and security concerns in general; and
•operating in countries that are more prone to crime, have lower safety standards, or have higher risk of corruption.

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

A significant portion of our historical growth has been due to acquisitions of strategic businesses. We may make strategic acquisitions in the future to enhance our market position and broaden our product offerings. Our ability to successfully effectuate acquisitions in the future subject to a variety of risks, including:

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

The process of acquiring and integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. There can be no assurance that pre-acquisition due diligence will have identified all material issues that might arise with respect to any acquired business. Furthermore, even if successfully integrated, the acquired business may not achieve the results we expected or produce expected benefits in the time frame planned. From time to time, we may also divest or wind down portions of our business, both acquired or otherwise, that are no longer strategically important, which could materially affect our cash flows and results of operations. Failure to continue with our acquisition strategy or the successful integration of acquired businesses could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could reduce our ability to compete and could adversely affect our business.

We have incurred significant operating losses and generated negative cash flows from operations as we have been investing to support our business, and expect to continue to do so in the future as we execute on our strategic initiatives to return to growth in our business. Our future capital requirements and needs for additional financing will depend on many factors, including, but not limited to, the success of the Reorganization plan, our ability to maintain and grow our revenue, our ability to attract and retain new homeowners and guests that utilize our services, the extent and profitability of any strategic transactions we enter into, the continuing market acceptance of our offerings, the timing and extent of spending to acquire or enhance our technology, the success of our sales and marketing activities, and our cash flows, cash position and liquidity requirements. Our need for additional financing may also be impacted by the seasonality of our business. Our cash and working capital tends to be highest in the second quarter and lowest in the fourth quarter of the year. On May 8, 2024, the Company drew $81.0 million under the Revolving Credit Facility, and on August 7, 2024, we issued $30.0 million of Convertible Notes, to supplement our cash position. We will continue to evaluate our liquidity needs in light of market conditions and expected cash flows. If our working capital reserves are inadequate, we may be required to seek additional financing, and our ability to obtain such financing will depend, among other things, on our development efforts, business plans, operating performance, the restrictions under, and amount of, our existing indebtedness, and the condition of the capital markets at the time. Additional financing may not be available to us on acceptable terms when required, or at all. If we raise additional funds through future issuances of equity or convertible debt securities, such as the Convertible Notes, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. In addition, our stockholders may experience additional dilution when stock appreciation rights holders and option holders exercise their rights to purchase our Class A Common Stock under our equity incentive plans, any restricted stock units or performance stock units we may grant from time to time vest and settle, we issue equity awards to our employees under our equity incentive plans, or we otherwise issue additional equity interests.

If we are unable to raise additional funds when we need them and on terms that are acceptable to us, our ability to continue to develop or enhance our platform, products or services, support and grow our business and operations, respond to business challenges and opportunities, operate our business and execute on our strategy would be significantly limited, and our business, results of operations, and financial condition would be materially adversely affected.

Our business depends on our ability to attract and retain capable management and employees, and we have lost certain key personnel and if we continue to lose any of our key personnel, or if we are unable to attract, retain and motivate a sufficient number of skilled personnel, our business, results of operations, and financial condition could be materially adversely affected, and we may be unable to execute our growth strategy.

Our future success depends in large part on our ability to attract and retain high-quality management and employees. Our CEO, CFO and other members of our senior management team, as well as other employees, may terminate their employment with us at any time. On March 10, 2025, Bruce Schuman notified the Company of his resignation from his role as the Chief Financial Officer and Chief Accounting Officer of the Company, effective March 14, 2025. Losing the services of members of our senior management team could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. In addition, we have not purchased life insurance on any members of our senior management team. Furthermore, given the importance of our key executives to our business, we are also vulnerable to the risk that they may take actions, either within or outside the scope of their duties, that intentionally or unintentionally tarnish our brand and reputation or otherwise adversely affect our business, results of operations, and financial condition. In addition, in 2023 and 2024, we implemented significant reductions in our employee base. Such reductions could negatively impact our ability to attract, retain, and motivate employees.

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

We have a substantial number of employees who are paid wage rates near, at or based on the applicable federal or state minimum wage, including workers who are paid on a piece-work basis, and any increases in the applicable minimum wage will increase our personnel costs. As federal, state or other applicable minimum wage and overtime rates increase, we may be required to increase not only the wage rates of minimum wage employees, but also the wages and salaries paid to our other employees to remain competitive and attract and retain such employees. It may not be possible to increase prices in order to pass future increased personnel costs on to homeowners and guests, in which case our margins would be negatively affected. Even if we are able to increase prices to cover increased personnel costs, the higher prices could result in lower revenue, which may also reduce margins. In addition, we face risks related to the costs associated with compliance, or failure to comply with, with varying minimum wage laws.

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

Additionally, these factors could affect our business infrastructure and the rental homes that we manage. To the extent climate change causes changes in weather patterns, our coastal destinations could experience increases in storm intensity and rising sea levels causing damage to our homeowners’ properties and result in a reduced number of listings in these areas. Short-term, extreme weather patterns, such as the recent severe hurricanes in North Carolina and Florida, may also make it unsafe or impractical for guests, or employees or contractors providing home care services, to travel to affected locations, which may, in turn, result in homeowners choosing not to rent their properties during certain times and reduce the overall number of nights available. Climate change and other environmental or social pressures may also affect our business by increasing the cost of, or making unavailable, property insurance on terms our homeowners find acceptable in areas most vulnerable to such events, increasing operating costs for our homeowners, including the cost of water or energy, impacting the desirability of areas where we have listings, and requiring our homeowners to expend funds as they seek to repair and protect their properties in connection with such events. As a result of the foregoing and other climate-related issues, our homeowners may decide to remove their listings from our platform. If we are unable to provide vacation rentals for booking in certain areas due to climate change, we may lose both homeowners and guests, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Certain states or regions account for a significant percentage of the units that we manage and of our net revenue. For example, units located in the state of Florida, which has experienced, and may continue to experience, extreme weather (such as the recent Hurricane Milton, and its effects), accounted for approximately 20% of our net revenue and our units under management in 2024. As a result, we may experience material adverse business and financial impacts arising from localized occurrences in those geographies, such as extreme weather, local real estate market trends or state-wide short-term rental regulations, to the extent they adversely impact the number of units available, the rates at which we are able to rent them, and our costs to service and maintain units in those regions.

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

Accommodation Protection Program

As an additional benefit to our homeowners and in order to comply with certain short-term rental regulatory requirements, we enroll homeowners in our accommodation protection program, underwritten by a third-party insurer, which provides protection for claims of guest-caused property damage or guest bodily injury arising from the reservation. The accommodation protection program is subject to certain terms, conditions and exclusions, and homeowners may opt out of the program, if the homeowner provides documentation of sufficient alternative coverage through their homeowners insurance. Our homeowners may also benefit from protection provided through our distribution partners when bookings of Vacasa rental homes are made through their platforms.

However, these programs may not provide protection for certain types of claims and may be insufficient to fully cover costs of investigation, costs of defense, and payments or judgments arising from covered claims. In addition, extensive or costly claims could lead to rate increases or difficulty securing coverage for the program, which may result in increased financial exposure and an inability to meet regulatory requirements. Increased claim frequency and severity and increased fraudulent claims could result in greater payouts, premium increases, and/or difficulty securing coverage. Further, disputes with homeowners as to whether a protection program applies to alleged losses or damages and the increased submission of fraudulent payment requests could require significant time and financial resources.

Corporate Insurance

We procure insurance policies to cover various operations-related risks, including general business liability, workers’ compensation, cyber liability and data breaches, crime, directors and officers liability, and property insurance. We do not have coverage for certain catastrophic events, including certain business interruption losses, such as those resulting from the COVID-19 pandemic. Additionally, certain policies may not be available to us, or may be prohibitively expensive, and the policies we have and obtain in the future may not be sufficient to cover all of our business exposure.

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

Potential indicators of impairment include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. If one or more of these impairment indicators occur or intensify, this could result in an impairment of long-lived assets or further impairment of goodwill. The Company performed a quantitative impairment assessment as of September 30, 2023, which resulted in long-lived asset and goodwill impairment charges of $46.0 million and $411.0 million, respectively. Additionally, the Company performed a quantitative impairment assessment as of March 31, 2024, which resulted in long-lived asset impairment charges of $84.0 million. No material impairment charges were taken as of December 31, 2024.

Future impairment of our long-lived assets or goodwill could be material and could adversely affect our results of operations and financial condition.

We may experience significant fluctuations in our results of operations from quarter to quarter and year to year as a result of seasonality and other factors, which make it difficult to forecast our future results.

Our results of operations may vary significantly from quarter to quarter and year to year and are not an indication of our future performance. Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate has unique seasonality, events, and weather that can increase or decrease demand for our offerings. Certain holidays can have an impact on our revenue by increasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, our second and third quarters have higher revenue due to increased Nights Sold. Our GBV typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our hourly staffing to handle increased activity on our platform in those periods. Our business is also subject to fluctuations in available working capital. Our cash and working capital tends to be highest in the second quarter and lowest in the fourth quarter of the year. Fluctuations or changes in these seasonal patterns may adversely affect our financial results and business condition, including our position. On May 8, 2024, we drew $81.0 million under the Revolving Credit Facility, and on August 7, 2024, we issued $30.0 million of Convertible Notes, to supplement our cash position. If our working capital reserves are inadequate, we may be required to seek additional sources of capital, which may not be available or may come with undesirable terms or cost. In such event, our ability to support our business and return our operations to growth, respond to business challenges and opportunities, and execute our growth strategy would be significantly limited, and our business, results of operations, and financial condition would be materially adversely affected.

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
•the impacts of the Reorganization;
•our ability to grow our business and effectively manage that growth;
•increased competition;
•our ability to expand our operations in new and existing regions;
•changes in governmental or other regulations affecting our business;
•changes to our internal policies or strategies;
•harm to our brand or reputation; and
•other risks described elsewhere in this Annual Report.

As a result, it is difficult to accurately forecast our results of operations and, if our forecasts are not accurate, we may fail to meet the expectations of investors and securities analysts, which could cause the trading price of our Class A Common Stock to fall substantially and potentially subject us to costly lawsuits, including securities class action suits. Moreover, we base our expense levels and investment plans on estimates for revenue that may turn out to be inaccurate. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our revenue is less than expected or if costs are higher than expected, resulting in losses that exceed our expectations. If our assumptions regarding the risks and uncertainties that we use to plan our business are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, results of operations, and financial condition could be materially adversely affected.

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

Our payment processing agreement with our principal third-party payment service provider, Paymentech, LLC, an affiliate of JP Morgan Chase Bank, N.A. ("Paymentech"), expired March 10, 2025. However, in connection with the planned Mergers, Paymentech agreed to extend provision of payment processing services to the Company until December 31, 2025. The Company is working to diversify its payment processing providers, and believes that alternatives are available on substantially comparable terms and cost to those provided by Paymentech, although no assurance can be given that the Company's efforts to diversify its payment processing providers will be successful.

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

In addition, we are subject to a variety of taxes and tax collection obligations in the United States (federal, state, and local) and numerous foreign jurisdictions. A number of jurisdictions have proposed or implemented new tax laws or interpreted existing laws to explicitly apply various taxes to businesses like ours, and are increasing their enforcement actions with respect to such laws. Laws and regulations relating to taxes vary greatly among jurisdictions, and it is difficult or impossible to predict how such laws and regulations will be applied. The application of indirect taxes to activities such as ours is a complex and evolving issue, and responding to tax audits and other tax-related inquiries can be time-consuming and expensive.

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

We expect to have material net operating loss carryforwards for U.S. federal and state income tax purposes. As of December 31, 2024, our federal net operating loss carryforwards were approximately $253.5 million. Realization of tax savings from these net operating loss carryforwards will depend on our future taxable income, and there is a risk that some of our existing carryforwards could expire unused and be unavailable to offset future taxable income, which could materially adversely affect our results of operations and financial condition. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, to offset its post-change taxable income or tax liabilities may be limited. Similar rules may apply under state tax laws. We expect that our net operating losses will be subject to limitations under these rules, and we may experience ownership changes in the future because of shifts in our stock ownership, many of which may be outside of our control. Our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset future U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us. In addition, tax benefits that we derive from certain tax attributes, including net operating losses, that are allocable to us as a result of the transactions undertaken in connection with the Business Combination (as defined below) are subject to the terms of, and may give rise to payments that we will be required to make under the Tax Receivable Agreement (as defined below) if the Merger Agreement is terminated prior to the Merger Closing. Any successful merger or acquisition transaction will limit our ability to utilize our net operating loss carryforwards.

We are a holding company and our principal asset is our indirect equity interests in OpCo and, accordingly, we are dependent upon distributions from OpCo to pay taxes and other expenses.

We are a holding company and our principal asset is our 57.7% indirect ownership of Vacasa Holdings LLC ("OpCo"). We have no independent means of generating material revenue. As the initial sole manager of OpCo, we generally intend to cause OpCo to make distributions to its equity holders in amounts sufficient to cover the taxes on their allocable share of the taxable income of OpCo, including for this purpose, any payments we are obligated to make under the Tax Receivable Agreement if the Merger Agreement is terminated prior to the Merger Closing, and other costs or expenses, but we may be limited in our ability to cause OpCo to make distributions to its equity holders (including for purposes of paying corporate and other overhead expenses and dividends) by our contractual arrangements, including the terms of our Revolving Credit Facility and any additional debt facilities that we may enter into in the future. In addition, certain laws and regulations may result in restrictions on OpCo’s ability to make distributions to Vacasa, Inc., or the ability of OpCo’s subsidiaries to make distributions to it.

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

If the Merger Agreement is terminated prior to the Merger Closing, Vacasa, Inc. will be required to pay the TRA Parties for certain tax benefits it may claim (or is deemed to realize) in the future, and the amounts it may pay could be significant.

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

Finally, the Tax Receivable Agreement provides that, in the case of a change in control (as defined in the Tax Receivable Agreement), the Tax Receivable Agreement will automatically terminate, and in the case of a material breach of Vacasa, Inc.’s obligations under the Tax Receivable Agreement and certain other events, Vacasa, Inc. may be required to make a payment to the TRA Parties in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50% and a benchmark floating interest rate plus 150 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the Tax Receivable Agreement, which payment would be based on certain assumptions, including those relating to Vacasa, Inc.’s future taxable income. In these situations, Vacasa, Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on its, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. These provisions of the Tax Receivable Agreement may result in situations where the TRA Parties have interests that differ from or are in addition to those of our other stockholders. In addition, Vacasa, Inc. could be required to make payments under the Tax Receivable Agreement that are due in advance of any actual realization of such further tax benefits, that are in excess of Vacasa, Inc.’s (or a potential acquirer’s) actual cash tax savings, and which could negatively impact our liquidity. In connection with the Merger Agreement, and contingent upon the Mergers occurring, a majority of the TRA Parties have agreed to waive any potential payments that would otherwise become due and payable pursuant to the Tax Receivable Agreement upon the Merger Closing.

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

Privacy and data protection laws, rules, and regulations are complex, and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, other processing, and certain other related business practices and may thereby increase compliance costs or have other material adverse effects on our business. We receive, store, handle, transmit, use and otherwise process confidential information, including business information and trade secrets, and personal data, including from and about actual and prospective customers, as well as our employees and service providers. As part of homeowner and guest registration and business processes, we may collect and use personal data, such as names, dates of birth, email addresses, phone numbers, and, in some cases, identity verification information (for example, government-issued identification or passport information), as well as payment card or other financial information that homeowners and guests provide to us for such purposes. The laws of many states and countries require businesses which maintain such personal data to implement reasonable security measures to keep such information secure and otherwise restrict the ways in which such information can be collected, processed, disclosed, transferred and used.

Numerous states have enacted or are in the process of enacting comprehensive state-level data privacy laws and regulations governing the collection, use, and processing of state residents’ personal data and providing rights to residents related to their personal information, placing limitations on data uses, creating new audit requirements for higher risk data, and establishing regulatory agencies dedicated to enforcement. The effects of these laws, and the enactment of any other state or federal privacy laws, are and will continue to be significant and may require us to modify our data collection and processing practices and policies and may thereby increase compliance costs (and our potential liability) or have other material adverse effects on our business.

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

If any jurisdiction in which we operate adopts new laws or changes its interpretation of its laws, rules, or regulations relating to data residency or localization such that we are unable to comply in a timely manner or at all, we could risk losing our rights to operate in such jurisdictions. Comprehensive data privacy laws and regulations around the world expose us to the possibility of material penalties, significant legal liability, changes in how we operate or offer our products, and interruptions or cessation of our ability to operate in key geographic regions, any of which could materially adversely affect our business, results of operations, and financial condition.

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

We or our third-party service providers experience cyberattacks, data security breaches, and other security incidents that could materially adversely affect our business, results of operations, and financial condition.

We rely on the proper functioning, availability, integrity, confidentiality and security of our own and third-party sophisticated software applications, systems, and computing infrastructure ("IT Systems"). While we own or manage many of these IT Systems, we also increasingly rely on third-party IT Systems that are critical to our operations. The security and confidentiality of data and availability of our technology when engaging in e-commerce are essential to maintaining consumer and travel service provider confidence in our platform and services. There are risks of security breaches to our IT Systems and those of services providers we rely on as we increase the types of technology we use to operate our platform, including mobile apps and third-party payment processing providers, and as we collaborate with third parties that may need to process our homeowner, guest, employee or contractor data or have access to our IT Systems. An increasing number of companies, including those with significant online operations, have recently disclosed cyberattacks and breaches of their security, some of which involved sophisticated tactics and techniques (for example, ransomware) allegedly attributable to criminal enterprises or nation-state actors, following a trend of cyberattacks increasing in frequency and magnitude on a global basis. These risks are likely to increase as we expand our offerings, integrate our products and services, utilize third-party products and services, and store and process more data, including personal information as well as proprietary business information.

We cannot ensure that the risk management and cybersecurity measures that we or the third parties and service providers we work with have implemented are sufficient security safeguards or that any implemented measures, including policies and procedures, or that such measures will always be followed, fully implemented and/or be effective against current or future security threats. In addition, we cannot ensure that any process for vetting the security of service providers will identify all risks to the confidentiality, availability, security or integrity of their IT Systems. We face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and data from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware.

We have in the past experienced cyberattacks and security incidents, none of which has, to date, had a material impact on our business, and we expect to continue experiencing such attacks and incidents in the future. Cyberattacks are becoming increasingly sophisticated, with attackers utilizing tools, including AI, designed to circumvent controls, avoid detection and obfuscate evidence, which means that we may be unable to identify, investigate or remediate cybersecurity incidents in a timely or effective manner. Further, the techniques used by threat actors to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are unknown until launched against a target. As such, we and our service providers may be unable to anticipate these tactics and techniques or to implement adequate preventative measures.

Certain of our third-party providers provide smart lock hardware and related control software that we use to secure physical access to many of the properties we manage. We rely on these third-party providers to ensure adequate security measures for these services. Any compromise or interruption in the services provided by these third parties could impair our ability to provide guests, owners, and housekeepers/maintenance staff with access to homes, which could result in breaches of contract, litigation, or loss of business. A security breach or material failure on the part of one of these providers could also result in providing a threat actor with access to one or more of our managed properties, thereby compromising the physical security of such properties. Any such delay or breach may harm our reputation or our ability to retain the confidence of existing homeowners, protect the safety of our guests, or attract new homeowners or guests.

Further, with a large geographically disparate employee base, we are not immune from the possibility of a malicious insider compromising our information systems and infrastructure. This risk has grown in light of the greater adoption of remote work and will continue for the foreseeable future. We also have a distributed customer support organization, including third-party providers that have access to personal data and proprietary business information. There can be no assurance that any measures implemented can fully safeguard against a sufficiently determined and skilled insider threat.

In addition, threat actors have targeted and will continue to target us and our homeowners, guests, partners, vendors and other third parties directly with attempts to breach the security of our and their IT Systems, including email accounts or management systems, such as through phishing attacks where a third party attempts to infiltrate our IT Systems or acquire information by posing as a legitimate inquiry or electronic communication, which are fraudulent identity theft schemes designed to appear as legitimate emails from us or from our homeowners or guests, partners, or vendors or other third parties that we do business with. We have experienced and have seen many instances of our homeowners, guests, and other parties we do business with falling prey to such schemes, which result in accounts being taken over by fraudsters intent on perpetrating fraud. Threat actors may employ other schemes aimed at defrauding us, our homeowners or guests in ways that we may not anticipate or be able to adequately guard against. Computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties have attempted, and may continue to attempt, to fraudulently induce employees, travel partners and other service providers or consumers to disclose usernames, passwords or other sensitive information, or to make payments to fraudulent accounts. As such, even if phishing and spamming attacks and other fraud schemes are not carried out through our IT Systems, victims may nevertheless seek recovery from us. In addition, we may not always be able to fully recover any payments made through such fraud. Because of our prominence, we believe that we are a particularly attractive target for such attacks. Though it is difficult to determine what, if any, harm may directly result from any specific scheme or attack, any failure to maintain performance, confidentiality, integrity, reliability, security, and availability of our offerings, services, and IT Systems may harm our reputation and our ability to retain existing homeowners and guests and attract new homeowners and guests. The ability of fraudsters to directly target our homeowners and guests with fraudulent communications, or cause an account takeover, exposes us to significant financial fraud risk, including costly litigation, which is difficult to fully mitigate. Such an incident may also require us to incur significant expense and expend material resources to investigate and correct the issue and to prevent recurrence, and expose us to legal liabilities, including regulatory enforcement and indemnity obligations, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our business model depends on driving consumer traffic to our platform. If our systems and network infrastructure cannot be expanded or are not scaled to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer satisfaction, and delays in the introduction of new offerings and tiers. It may be particularly difficult for us to manage these issues as a large portion of our employees continue to work remotely.

Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations, and those of many of our critical service providers, are located on the West Coast of the United States. Our systems and operations are vulnerable to damage or interruption from human error, computer viruses, earthquakes, floods, fires, power loss, and similar events. A catastrophic event that results in the destruction or disruption of our third-party cloud facilities or our critical business or information technology systems could severely affect our ability to conduct normal business operations and result in lengthy interruptions or delays of our platform and services.

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

In the event of certain system failures, we may not be able to switch to back-up systems immediately and the time to full recovery could be prolonged. We have experienced system failures from time to time, which have not only placed increased burdens on our engineering staff, but also these outages can create, and have created, a significant amount of consumer questions and complaints that need to be addressed by our customer support team. Any unscheduled interruption in our service could result in an immediate and significant loss of revenue, an increase in customer support costs, and harm to our reputation, and could result in some consumers switching to our competitors. If we experience frequent or persistent system failures, our brand and reputation could be permanently and significantly harmed, and our business, results of operations, and financial condition could be materially adversely affected. While we have taken and continue to take steps to increase the reliability and redundancy of our systems, these steps are expensive and may not be completely effective in reducing the frequency or duration of unscheduled downtime. We do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

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

Our business depends on the performance and reliability of the Internet, mobile, telecommunications network operators, and other infrastructures that are not under our control. As consumers increasingly use mobile devices, we also become dependent on consumers’ access to the Internet through mobile carriers and their systems. Disruptions in Internet access, whether generally, in a specific region or otherwise, could materially adversely affect our business, results of operations, and financial condition.

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

The industries in which we compete are characterized by rapidly changing technology (including the use of AI), evolving industry standards, consolidation, frequent new offering announcements, introductions, and enhancements, and changing consumer demands and preferences. Our future success will depend, in part, on our ability to adapt our platform and services to evolving industry standards and local preferences and to continually innovate and improve the performance, features, and reliability of our platform and services in response to competitive offerings and the evolving demands of homeowners and guests. We believe our future success will also depend on our ability to adapt to emerging technologies. As a result, we intend to continue to spend significant resources maintaining, developing, and enhancing our technologies and platform; however, these efforts may be more costly than expected and may not be successful. For example, we may not make the appropriate investments in new technologies, which could materially adversely affect our business, results of operations, and financial condition. Further, technological innovation often results in unintended consequences such as bugs, vulnerabilities, and other system failures. Any such bug, vulnerability, or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

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

We may be unable to prevent third parties from seeking to register, acquire, or otherwise obtain or maintain trademarks, service marks, domain names, or social media handles that are similar to, infringe upon, violate, or diminish the value of our trademarks, service marks, copyrights, and other proprietary rights. Third parties have also obtained or misappropriated certain of our data through website scraping, robots, aggregating our data for their internal use, or by featuring or providing our data through their respective websites, and/or launched businesses monetizing this data. While we routinely employ technological, operational, and legal measures in an attempt to divert, halt, or mitigate such operations, we may not always be able to detect or halt the underlying activities as technologies used to accomplish these operations continue to rapidly evolve.

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

We have received in the past, and may receive in the future, communications from third parties, including practicing and non-practicing entities, claiming that we have infringed, misused, or otherwise misappropriated their intellectual property rights, including alleged patent infringement. Additionally, we have been, and may in the future be, involved in claims, suits, regulatory proceedings, and other proceedings involving alleged infringement, misuse, or misappropriation of third-party intellectual property rights, or relating to our intellectual property holdings and rights. Like many other companies, we frequently enter into agreements that include indemnification provisions related to intellectual property, which can subject us to costs and damages in the event of a claim against an indemnified party.

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

We are subject to risks related to our use of AI in our business.

We believe that the use of AI and machine learning tools in our business, and the insights and functionality they can provide us, will become increasingly important to the efficiency of our business and to the value that our solutions deliver to our homeowners and guests. These emerging technologies are in the early stages of commercial use, and they present a number of risks inherent in their use, including public perception or reputational harm, inaccuracies, unintended biases and discriminatory outcomes, as well as potential legal concerns such as intellectual property protection and infringement, regulatory compliance and data security. While we are in the initial stages of using these technologies in our business, their use may result in liability and could cause us to incur additional costs to resolve such issues, which may harm our business and results of operations. Potential government regulation, including at the U.S. state level, related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow the adoption of AI in our offerings. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. In addition, we cannot predict future developments in AI and related impacts on our business and our industry. If we are unable to successfully adapt to new developments related to AI, our business, results of operations, and financial position could be negatively impacted.

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

We have historically taken a very limited role in advocacy, but we may in the future determine that it is necessary for us to increase our efforts to defend against the application of laws and regulations that limit our ability to do business and we cannot guarantee we would be successful in those efforts. Further, if we or our homeowners and guests were required to comply with laws and regulations, government requests, or agreements with government agencies that adversely impact our relations with homeowners and guests, our business, results of operations, and financial condition would be materially adversely affected. Moreover, if we enter an agreement with a government or governmental agency to resolve a dispute, the terms of such agreement will likely be publicly available and could create a precedent that may put us in a weaker bargaining position in future disputes with other governments.

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

Our measures, or any future measures we adopt, to comply and to help homeowners comply with changing laws and regulations could increase friction on our platform, reduce the number of listings available on our platform from homeowners and bookings by guests, and could reduce the activity of homeowners and guests on our platform. We may be subject to additional laws and regulations, which could require significant changes to our platform that discourage homeowners and guests from using our platform.

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

Any new or existing laws and regulations applicable to existing or future business areas, including amendments to or repeal of existing laws and regulations, or new interpretations, applications, or enforcement of existing laws and regulations, could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and materially adversely impact bookings on our platform, thereby materially adversely affecting our business, results of operations, and financial condition. Our current and future efforts to influence legislative and regulatory proposals have an uncertain chance of success, could be limited by laws regulating lobbying or advocacy activity in certain jurisdictions, and even if successful, could be expensive and time-consuming, and could divert the attention of management from our core business operations.

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

We have been, and expect to continue to be, subject to various government audits, inquiries, investigations, and proceedings related to legal and regulatory requirements such as compliance with laws related to short-term rentals, tax, consumer protection, pricing, advertising, discrimination, data protection, data sharing, payment processing, trust compliance, privacy, and competition. In many cases, these inquiries, investigations, and proceedings can be complex, time-consuming, costly to investigate, and require significant company and management attention. For certain matters, we are implementing recommended changes to our products, operations, and compliance practices and removal of noncompliant listings and homes from our service. We are unable to predict the outcomes and implications of such audits, inquiries, investigations, and proceedings on our business, and such audits, inquiries, investigations, and proceedings could result in large fines and penalties, require changes to our products and operations, restrict our ability to operate in certain regions and materially adversely affect our brand, reputation, business, results of operations, and financial condition. In some instances, applicable laws and regulations do not yet exist or are being adapted and implemented to address certain aspects of our business, and such adoption or change in their interpretation could further alter or impact our business and subject us to future government audits, inquiries, investigations, and proceedings.

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

In addition, we face claims and litigation relating to fatalities, shootings, other violent acts, illness (including COVID-19), cancellations and refunds, personal injuries, fatalities, property damage, carbon monoxide incidents, homeowner disputes, guest overstays, privacy violations and other allegations arising out of or in connection with the rental of properties that we manage. We also have faced putative class action litigation and government inquiries, and could face additional litigation and government inquiries and fines relating to our business practices, cancellations and other consequences due to natural disasters or other unforeseen events beyond our control such as wars, regional hostilities, health concerns, including epidemics and pandemics such as COVID-19, or law enforcement demands and other regulatory actions.

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
Adverse results in any regulatory audit, inquiry, litigation, legal proceedings, or claims may include awards of potentially significant monetary damages, including statutory damages for certain causes of action in certain jurisdictions, penalties, fines, injunctive relief, royalty or licensing agreements, or orders preventing us from offering certain services in a region or state. Moreover, many regulatory audits, inquiries, litigation, legal proceedings, or claims are resolved by settlements that can include both monetary and non-monetary components. Adverse results or settlements may result in changes in our business practices in significant ways, increased operating and compliance costs, and a loss of revenue. In addition, any litigation or pre-litigation claims against us, whether or not meritorious, are time-consuming, require substantial expense, and could result in the diversion of significant operational resources. We use various software platforms that, in some instances, have limited functionality, which may impede our ability to retrieve records in the context of a governmental audit, inquiry or litigation. In addition, our insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. We expect regulatory audits, inquiries, litigation, legal proceedings, and other claims will continue to consume significant company resources and adverse results in future matters could materially adversely affect our business, results of operations, and financial condition.

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

In the aggregate, as of December 31, 2024, the Silver Lake Stockholders, the Riverwood Stockholders, and the Level Equity Stockholders controlled approximately 46% of the combined voting power of our Common Stock as a result of their ownership of Class A Common Stock and Class B Common Stock. The Director Designation Agreements contain director nominations rights so long as each holder continues to hold prescribed amounts of our Common Stock. Based on a Form 13D/A filed by DK on August 9, 2024, DK beneficially owned shares of our Class A Common Stock, representing approximately 19.99% of our Class A Common Stock outstanding as of June 30, 2024 after giving effect to the Change of Control Rules as defined in that filing, which percentage includes shares of Class A Common Stock issuable upon the conversion of the Convertible Notes. As a result, these stockholders and their affiliates have significant influence over the management and affairs of our Company and, if they were to decide to act together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of one or more of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our Company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of other stockholders.

In addition, because the Silver Lake Stockholders, the Riverwood Stockholders, and the Level Equity Stockholders hold part of their economic interest in our business through OpCo, rather than through Vacasa, Inc., and may hold rights to receive payments under the Tax Receivable Agreement, their interests may further conflict with the interests of holders of Class A Common Stock if the Merger Agreement is terminated prior to the Merger Closing. For example, such holders may have different tax positions from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, and whether and when we should undergo certain changes of control within the meaning of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. These holders’ significant ownership in and influence over us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which holders of shares of our Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

The trading price of the shares of our Class A Common Stock may be volatile, and holders of our Class A Common Stock could incur substantial losses.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Vacasa has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical IT Systems and information, including personal data.

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

f.a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

g.a third-party risk management process for key service providers, suppliers, and vendors based on our assessment of their criticality to our operations and respective risk profile.

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

Cybersecurity Governance

The Board considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

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

Vacasa’s management team, including the Vice President of Information Technology and Information Security, has overall responsibility for assessing and managing our material risks from cybersecurity threats. The Information Security Team, led by our Chief Technology Officer and our Vice President of Information Technology and Information Security, is primarily responsible for Vacasa’s overall cybersecurity risk management program in collaboration with other key members of Vacasa’s organization. Our Chief Technology Officer ("CTO") and Vice President of Information Technology and Information Security ("VP InfoSec") collectively possess experience in leading information security organizations and technical environments at public companies and in highly regulated industries such as Financial, Healthcare, and the Federal Government. This includes, but is not limited to, responsibility for the following areas: Information Security Audit, Security Operations, Application Security, security awareness training and education. Our CTO has more than 30 years of experience leading technical engineering teams. He previously served as CTO of Accolade, and spent more than two decades with Microsoft in diverse roles spanning engineering, product development and technology management. Our VP InfoSec has 15 years of experience as an information security professional in the private sector and previously served as a security professional in the United States Navy. He has led security organizations for three public technology companies including nine years as Chief Information Security Officer or equivalent.

Item 2. Properties

We lease corporate offices in Portland, Oregon, which is the location of our corporate headquarters. In addition, we own and lease regional offices and other facilities in various locations in the United States and internationally as necessary or desirable for us to support our central operations and to facilitate our operations at the local levels. We believe our offices and facilities are adequate and suitable for our current needs.

Item 3. Legal Proceedings

The information set forth under Note 21, Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8. of this Annual Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” included in Part I, Item 1A.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Class A Common Stock

Our Class A Common Stock has been listed on the Nasdaq Global Select Market under the symbol “VCSA.”

On December 30, 2024, the Company and Vacasa Holdings entered into the Merger Agreement with Casago, Company Merger Sub and LLC Merger Sub.

At the Company Merger Effective Time, each share of our Class A Common Stock issued and outstanding immediately prior to the Company Merger Effective Time will be converted into the right to receive the Merger Consideration. If the Mergers are consummated, our Class A Common Stock will be delisted from Nasdaq and deregistered under the Exchange Act as promptly as practicable after the Company Merger Effective Time.

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

Holders of Record

As of March 10, 2025, there were approximately 130 holders of record of our Class A Common Stock, approximately 20 holders of record of our Class B Common Stock, and one holder of record of our Class G Common Stock. These numbers do not include "street name" or beneficial holders, whose shares are held of record by banks, brokers, financial institutions, and other nominees.

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

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains predictions, estimates and forward-looking statements that involve risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Exchange Act. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management's judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Part I, Item 1A of this Annual Report, and in other documents we file from time to time with the SEC. All of the forward-looking statements in this Annual Report are qualified in their entirety by reference to the factors listed above. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Overview

We are a leading vacation rental management platform in North America. Our integrated technology and operations platform is designed to optimize vacation rental income and home care for homeowners, offer guests a seamless, reliable and high-quality experience, and provide distribution partners with a variety of home listings.

As a vertically integrated vacation rental manager, we act as an agent on behalf of our homeowners, which allows us to avoid the capital requirements and limitations of owning the underlying real estate. We are equipped to manage all aspects of the vacation rental experience for homeowners, from listing creation and multi-channel distribution to pricing, marketing optimization and end-to-end property care. We collect nightly rent on behalf of homeowners and earn the majority of our revenue from homeowner commissions and service fees paid by guests and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website, app or distribution partners. We also earn revenue from home care solutions offered directly to our homeowners, such as home improvement and repair services for a separately agreed upon fee and from providing real estate brokerage services and residential management services to community and homeowner associations. We are typically the exclusive vacation rental manager for the homes on our platform, and we are able to capture nearly all of the booking for those properties through our direct channel or through our channel distribution partners.

Recent Developments

Agreement and Plan of Merger

On December 30, 2024, the Company and Vacasa Holdings entered into the Merger Agreement with Casago, Company Merger Sub and LLC Merger Sub. Upon the terms and subject to the conditions set forth in the Merger Agreement, (a) LLC Merger Sub will merge with and into Vacasa Holdings, with Vacasa Holdings surviving the LLC Merger as a wholly owned subsidiary of Casago, and (b) Company Merger Sub will merge with and into the Company, with the Company surviving the Company Merger as a wholly owned subsidiary of Casago.

The completion of the Mergers is subject to satisfaction or waiver of certain customary mutual closing conditions, and the Merger Agreement contains certain termination rights for each of the Company and Casago. In certain circumstances, a termination fee would be payable by the terminating party. In particular, the Merger Agreement provides that the Company must pay Casago a termination fee of approximately $4.1 million if, among other customary circumstances, the Company terminates the Merger Agreement with respect to a Superior Proposal (as such term is defined in the Merger Agreement).

If the Mergers are consummated, our Class A Common Stock will be delisted from Nasdaq and deregistered under the Exchange Act as promptly as practicable after the Company Merger Effective Time.

On February 3, 2025, the Company received an unsolicited, non-binding proposal from Davidson Kempner and certain of it affiliates to acquire all outstanding shares of the Company at a price of $5.25 per share, subject to potential downward adjustment in accordance with the terms of such proposal (the “Original Davidson Kempner Proposal”). On February 28, 2025, the Company received a revised unsolicited, non-binding acquisition proposal from Davidson Kempner and certain of its affiliates, which removed certain contingencies and conditions included in the Original Davidson Kempner Proposal and was otherwise on substantially the same terms as the Original Davidson Kempner Proposal (the “Second Revised Davidson Kempner Proposal”). On March 11, 2025, the Company received a revised unsolicited, non-binding acquisition proposal from Davidson Kempner and certain of its affiliates which is on substantially the same terms as the Second Revised Davidson Kempner proposal and (i) provides for a tender offer to potentially reduce time to close, (ii) makes changes to the potential downward adjustment to the merger consideration based on the Company’s liquidity and (iii) provides for the ability of the Company to seek up to $5,000,000 in additional funding from Davidson Kempner through additional convertible notes during the period between signing and closing. The Company has and is continuing to engage in discussions and negotiations with Davidson Kempner regarding the Third Revised Davidson Kempner Proposal in accordance with the terms and conditions of the Merger Agreement.

For additional discussion of the Mergers, please see “Part I. Item 1. Business — Recent Events – Agreement and Plan of Merger.”

Guest Demand

We continued to see significant variability and deviations from historical guest booking and demand patterns in 2024, including more fluctuations in demand than are typical, resulting in fewer Nights Sold per home in 2024, compared to 2023, and lower overall levels of bookings for future periods. As a result, our revenue and our cash position did not build as expected in the period. A significant portion of our field costs and expenses are fixed, and are not variable with the level of guest reservations. We expect continued softness and variability in guest bookings, which will likely have an adverse impact on our business, results of operations, and financial condition.

Note Purchase Agreement, Convertible Notes

On August 7, 2024, Vacasa, Inc. entered into a note purchase agreement (as subsequently amended on October 25, 2024, the “Note Purchase Agreement”) by and among Vacasa, Inc., its subsidiaries, Vacasa Holdings LLC, a Delaware limited liability company (“Holdings”), as guarantor, and V-Revolver Sub LLC (“Borrower”), a Delaware limited liability company, as borrower, DK and certain existing holders of the Company’s Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”), as purchaser, the other purchasers from time to time thereto, and Acquiom Agency Services LLC, as administrative agent and collateral agent, providing for the issuance and sale of up to $75.0 million aggregate principal amount of first lien senior secured convertible notes due 2029 (the “Convertible Notes”) to DK. The Convertible Notes are comprised of: (i) $30.0 million of notes (the "Initial Notes") issued on August 7, 2024 (the “Funding Date”); (ii) up to $20.0 million of notes to be issued pursuant to an option granted by the Borrower to DK, which is exercisable at DK’s option within six months after the Funding Date, on the same terms and conditions as the Initial Notes (the “Notes Option” and the notes in respect thereof the “DK Option Notes”); and (iii) up to $25.0 million of notes to be issued pursuant to the mutual agreement of the Borrower and DK any time after the Funding Date, but before the Convertible Notes Maturity Date (as defined below), on the same terms and conditions as the Initial Notes (the “Mutual Option Notes” and together with the DK Option Notes, the “Additional Notes”). In the event DK does not exercise its option to purchase the DK Option Notes, then the Borrower may issue the DK Option Notes to a third-party purchaser pursuant to the terms of the Note Purchase Agreement. Simultaneously with and pursuant to the Note Purchase Agreement, the Borrower and each guarantor thereunder also entered into a collateral agreement (the “Collateral Agreement”) establishing a first priority lien on substantially all of the assets of Holdings, the Borrower and the guarantors, and entered into a guarantee agreement (the “Guarantee Agreement”) guaranteeing the Convertible Notes. The liens established under the Collateral Agreement are pari passu in priority with the liens under the Borrower’s existing senior secured revolving credit facility.

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

The October 2024 amendment modified the Note Purchase Agreement to conform the terms of the Note Purchase Agreement to the Credit Agreement to the extent they apply to the Note Purchase Agreement.

Workforce Reductions

Reorganization

On May 7, 2024, the Board approved the Reorganization. The Reorganization changed the Company’s operations to further equip its field teams to locally manage, and be accountable for, their markets, while significantly reducing the Company’s central corporate footprint. The Reorganization included the elimination of approximately 800 positions across the Company, in both its local operations teams and central teams, representing approximately 13% of the workforce, or approximately 6% of its field teams and approximately 40% of its corporate and central operations teams.

In connection with the Reorganization, during the year ended December 31, 2024, the Company incurred severance and employee benefits costs of approximately $6.0 million, which are included in operating costs and expenses in the consolidated statements of operations. The Reorganization was substantially complete as of September 30, 2024.

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

In connection with the 2024 Plan, during the year ended December 31, 2024, the Company incurred severance and employee benefits costs of approximately $1.9 million and professional service costs of $1.4 million, which are included in operating costs and expenses in the consolidated statements of operations. The 2024 Plan was substantially complete as of September 30, 2024.

Seasonality

Our overall business is seasonal, reflecting typical travel behavior patterns over the course of the calendar year. In addition, each market where we operate may have unique seasonality, local events, and weather that can increase or decrease demand for our offerings. Certain public holidays, and the timing of these holidays, can have an impact on our revenue by increasing or decreasing Nights Sold on the holiday itself or during the preceding and subsequent weekends. Typically, the first and second quarters of the fiscal year are our strongest booking and cash generating quarters, while our second and third quarters, spanning the U.S. peak summer travel season, have higher revenue than the first and fourth quarters due to increased Nights Sold. Our GBV typically follows the seasonality patterns of Nights Sold. Our operations and support costs also increase in the second and third quarters as we increase our staffing to handle increased activity on our platform and service the homes we manage in those periods. See additional information about GBV and Nights Sold under the "Key Business Metrics and Non-GAAP Financial Measures" heading below.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for these periods. The period-to-period comparisons of our historical results are not necessarily indicative of our future results.

	Year Ended December 31,

	2024	2023	2022
	(in thousands)
Revenue	$910,485	$1,117,950	$1,187,950
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below(1)	427,085	519,651	564,373
Operations and support(1)	221,769	245,706	264,068
Technology and development(1)	51,229	60,800	68,344
Sales and marketing(1)	157,623	212,269	247,167
General and administrative(1)	86,441	81,612	107,624
Depreciation	14,943	21,357	21,706
Amortization of intangible assets	15,016	56,890	61,629
Impairment of long-lived assets	84,000	46,000	—
Impairment of goodwill	—	411,000	243,991
Total operating costs and expenses	1,058,106	1,655,285	1,578,902
Loss from operations	(147,621)	(537,335)	(390,952)
Interest income	4,582	7,021	1,991
Interest expense	(5,905)	(2,447)	(2,576)
Other (expense) income, net	(5,140)	6,115	60,410
Loss before income taxes	(154,084)	(526,646)	(331,127)
Income tax expense	(859)	(1,586)	(1,022)
Net loss	$(154,943)	$(528,232)	$(332,149)

(1) Includes equity-based compensation as follows:

	Year Ended December 31,

	2024	2023	2022
	(in thousands)
Cost of revenue	$46	$105	$1,025
Operations and support	513	1,458	5,931
Technology and development	1,901	2,203	5,733
Sales and marketing	587	2,435	5,554
General and administrative	6,907	9,341	15,927
Total equity-based compensation expense	$9,954	$15,542	$34,170

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our consolidated statements of operations and comprehensive loss data:

	Year Ended December 31,

	2024	2023	2022
Revenue	100%	100%	100%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	47%	46%	48%
Operations and support	24%	22%	22%
Technology and development	6%	5%	6%
Sales and marketing	17%	19%	21%
General and administrative	9%	7%	9%
Depreciation	2%	2%	2%
Amortization of intangible assets	2%	5%	5%
Impairment of long-lived assets	9%	4%	—%
Impairment of goodwill	—%	37%	21%
Total operating costs and expenses	116%	148%	133%
Loss from operations	(16)%	(48)%	(33)%
Interest income	1%	1%	—%
Interest expense	(1)%	—%	—%
Other (expense) income, net	(1)%	1%	5%
Loss before income taxes	(17)%	(47)%	(28)%
Income tax expense	—%	—%	—%
Net loss	(17)%	(47)%	(28)%

Comparison of the Years Ended December 31, 2024 and 2023

Revenue

	Year Ended December 31,			2023 to 2024

	2024	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$910,485	$1,117,950	$1,187,950	$(207,465)	(19)%

Our revenue is primarily generated from our vacation rental platform and through our channel distribution partners, where we generally act as the exclusive agent on the homeowners’ behalf to facilitate the reservation transactions between guests and homeowners. We and our channel distribution partners collect nightly rent from guests on behalf of homeowners, and we earn the majority of our revenue from commissions on rent and from additional reservation-related fees paid by guests when a vacation rental is booked directly through our website, app, or distribution partners. We also earn revenue from home care solutions provided directly to our homeowners, such as home maintenance and improvement services, linen and towel supply programs, supplemental housekeeping services, and other related services, for a separately agreed-upon fee.

In the event a booked reservation is cancelled, we may offer a refund up to the value of the booked reservation. In certain instances, we may also offer a refund related to a completed stay. We account for refunds as a reduction of revenue. Future stay credits are recognized as a liability on our consolidated balance sheets. Revenue from future stay credits is recognized when redeemed by guests, net of the portion of the booking attributable to funds payable to owners and hospitality and sales taxes payable. We estimate the portion of future stay credits that will not be redeemed by guests and recognize these amounts as breakage revenue in proportion to the expected pattern of redemption or upon expiration.

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

Booking Patterns

We continued to see significant variability in, and deviations from historical guest booking and demand patterns in 2024, including more fluctuations in demand than is typical, resulting in fewer Nights Sold per home in 2024, compared to 2023, and lower overall levels of bookings for future periods. This increases the difficulty of accurately forecasting bookings for our owners and, therefore, our results of operations. We have also seen, and continue to see, increased homeowner concerns around their levels of rental income, relative to prior years. We believe these factors are continuing to have a negative effect on homeowner retention, relative to our historical experience. The first quarter and part of the second quarter of the year is typically our highest reservation building period in the year and is therefore, one of our highest cash generating periods in the year. We experienced significantly weaker demand than is typical in the first two quarters of 2024, and that pattern continued through the second half of 2024. Fewer guest bookings in the year ended December 31, 2024 resulted in our revenue and our cash position not building as expected, relative to the comparative periods in the prior year.

Revenue decreased by $207.5 million, or 19%, in 2024 compared to 2023, primarily driven by a $200.3 million decrease in revenue from our vacation rental platform. The decrease in vacation rental platform revenue was mostly driven by a 19% decrease in Nights Sold, primarily due to lower guest demand, a decrease in the number of homes available on our platform in the period and, we believe, increased supply by competitors in the market.

Cost of revenue

	Year Ended December 31,			2023 to 2024

	2024	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue(1)	$427,085	$519,651	$564,373	$(92,566)	(18)%
Percentage of revenue	47%	46%	48%
(1) Exclusive of depreciation and amortization

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

Cost of revenue decreased by $92.6 million, or 18%, in 2024, compared to 2023, primarily due to a $46.4 million decrease in personnel-related expenses, a $25.6 million decrease in expenses related to our home care solutions and home supplies, and a $12.8 million decrease in payment processing costs as a result of lower revenue, all primarily due to a decrease in Nights Sold, and a decrease of $4.0 million as a result of the winding down of our real estate buy/sell brokerage services in 2023.

We expect that cost of revenue as a percentage of revenue may fluctuate from period to period, depending on the number of Nights Sold, Gross Booking Value per Night Sold, and our ability to realize operational efficiencies.

Operations and support

	Year Ended December 31,			2023 to 2024

	2024	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Operations and support	$221,769	$245,706	$264,068	$(23,937)	(10)%
Percentage of revenue	24%	22%	22%

Operations and support costs consist primarily of compensation costs, which include wages, benefits, payroll taxes, and equity-based compensation for employees that support our local operations. The costs also include the cost of call center customer support, rent expense for local operations, and the allocation of facilities and certain corporate overhead costs.

Operations and support costs decreased by $23.9 million, or 10%, in 2024, compared to 2023. The decrease was primarily due to an $18.5 million decrease in personnel-related expenses as a result of the Company's restructuring activities, a $2.7 million decrease in dues and subscriptions expenses, and a $2.3 million decrease in facility-related expenses.

We expect that operations and support costs as a percentage of revenue may fluctuate from period to period depending on the number of homes we manage and the number of destinations we operate in, the number of Nights Sold, and our ability to realize operational efficiencies.

Technology and development

	Year Ended December 31,			2023 to 2024

	2024	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Technology and development	$51,229	$60,800	$68,344	$(9,571)	(16)%
Percentage of revenue	6%	5%	6%

Technology and development expenses consist primarily of cloud computing, software licensing and maintenance expense, and costs to support infrastructure, applications and overall monitoring and security of our platform and networks. Technology and development expenses also include wages, benefits, payroll taxes, and equity-based compensation for salaried employees, as well as payments to contractors, net of capitalized expenses, engaged in the design, development, maintenance and testing of our platform, including our websites, mobile applications, and other products. Capitalized costs are recorded as a reduction of our technology and development expenses and are capitalized as internal-use software within property and equipment on the consolidated balance sheets. These assets are depreciated over their estimated useful lives and are reported in depreciation on our consolidated statements of operations.

Technology and development expenses decreased by $9.6 million, or 16%, in 2024, compared to 2023, primarily due to a $6.0 million decrease in personnel-related expenses as a result of our restructuring activities and a $4.3 million decrease in software license and maintenance costs. These cost reductions were largely driven by decreased headcount as a result of the Company's restructuring efforts.

We expect that, on an absolute dollar basis, changes in technology and development expenses will be primarily driven by headcount and software spend, which may fluctuate from period to period based on our business priorities and technology investment decisions.

Sales and marketing

	Year Ended December 31,			2023 to 2024

	2024	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$157,623	$212,269	$247,167	$(54,646)	(26)%
Percentage of revenue	17%	19%	21%

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

Sales and marketing expenses decreased by $54.6 million, or 26%, in 2024, compared to 2023. The decrease was primarily due to a $23.6 million decrease in personnel-related expenses as a result of the Company's restructuring activities, and a $17.5 million decrease in listing fees paid to our distribution partners, primarily as a result of fewer Nights Sold in the period. We also experienced a $12.0 million decrease in 2024, compared to 2023, in homeowner and brand advertising, largely as a result of changes in marketing strategy following the Reorganization.

We expect that, on an absolute dollar basis, changes in sales and marketing expenses will be primarily driven by headcount and advertising expense, which may fluctuate from period to period based on our business priorities, and payments to distribution partners for guest reservations, which will vary from period to period based on GBV generated through our distribution partners.

General and administrative

	Year Ended December 31,			2023 to 2024

	2024	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$86,441	$81,612	$107,624	$4,829	6%
Percentage of revenue	9%	7%	9%

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

General and administrative expenses increased by $4.8 million, or 6%, in 2024, compared to 2023. The increase was primarily due to a $12.8 million increase in third-party professional services expenses, driven by legal expenses related to our restructuring activities, the issuance of the Convertible Notes, and the Mergers and related matters, partially offset by an $8.0 million decrease in personnel-related expenses, largely driven the Company's restructuring activities.

We expect that, on an absolute dollar basis, changes in general and administrative expenses will be primarily driven by headcount and professional fees, which may fluctuate from period to period depending on our business needs and priorities.

Depreciation and Amortization of intangible assets

	Year Ended December 31,			2023 to 2024

	2024	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation	$14,943	$21,357	$21,706	$(6,414)	(30)%
Percentage of revenue	2%	2%	2%
Amortization of intangible assets	$15,016	$56,890	$61,629	$(41,874)	(74)%
Percentage of revenue	2%	5%	5%

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

Depreciation expense decreased by $6.4 million, or 30%, in 2024, compared to 2023, primarily due to to fixed assets becoming fully depreciated or disposed of and less fixed asset additions.

Amortization of intangible assets decreased by $41.9 million, or 74%, in 2024, compared to 2023, primarily due to the lower carrying value of the Company's homeowner contracts following the impairment charges recorded during the third quarter of 2023 and first quarter of 2024. Refer to Note 10, Intangible Assets, Net and Goodwill to the consolidated financial statements for more information.

Depreciation and amortization expenses will vary both on an absolute dollar basis and as a percentage of revenue depending on our level of investment in property and equipment and the rate at which we complete portfolio transactions and strategic acquisitions to support the growth of our business. We currently expect our depreciation and amortization expenses to continue to decline.

Impairment of long-lived assets and Goodwill

	Year Ended December 31,			2023 to 2024

	2024	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Impairment of long-lived assets	$84,000	$46,000	$—	$38,000	83%
Impairment of goodwill	$—	$411,000	$243,991	$(411,000)	(100)%

Impairment of long-lived assets represents a non-cash impairment charge of $84.0 million and $46.0 million recorded during the 2024 and 2023, respectively, as it was determined that the fair value of our homeowner contracts asset was below the carrying amount of the asset. Refer to Note 10, Intangible Assets, Net and Goodwill to the consolidated financial statements for more information.

Impairment of goodwill in 2023 and 2022 represents a non-cash impairment charge of $411.0 million and $244.0 million, respectively. The impairment charges were recorded because it was determined that the fair value of our single reporting unit was below the carrying amount of its net assets. Refer to Note 10, Intangible Assets, Net and Goodwill to the consolidated financial statements for more information.

Interest income, Interest expense and Other (expense) income, net

	Year Ended December 31,			2023 to 2024

	2024	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest income	$4,582	$7,021	$1,991	$(2,439)	(35)%
Interest expense	$(5,905)	$(2,447)	$(2,576)	$(3,458)	141%
Other (expense) income, net	$(5,140)	$6,115	$60,410	$(11,255)	(184)%

Interest income consists primarily of interest earned on our cash and cash equivalents. Interest income decreased by $2.4 million in 2024, compared to 2023, primarily due to lower cash and cash equivalent balances year-over-year.

Interest expense consists primarily of interest payable and the amortization of deferred financing costs related to our outstanding debt arrangements. Interest expense increased by $3.5 million in 2024, compared to 2023, primarily due to the Company drawing on the Revolving Credit Facility during the second quarter of 2024. Interest expense does not include any interest on the Convertible Notes paid in additional Convertible Notes (see Note 13, Debt to the consolidated financial statements for more information).

Other (expense) income, net, consists primarily of the change in fair value of the Convertible Notes and Notes Option liability, the change in fair value of the contingent earnout shares consideration represented by our Class G Common Stock, and foreign currency exchange gains and losses. Other (expense) income, net changed by $11.3 million, or 184%, to other expense, net in 2024, compared to other income, net in 2023. The change was primarily due to a $5.5 million increase in the fair value of Convertible Notes and Notes Option liability and a $4.7 million unfavorable change in foreign currency. The change in fair value of the contingent earnout shares consideration represented by our Class G Common stock was not material.

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

	Year Ended December 31,			2023 to 2024

	2024	2023	2022	$ Change	% Change
	(in thousands, except GBV per Night Sold and percentages)
GBV	$1,856,691	$2,310,696	$2,555,195	$(454,005)	(20)%
Nights Sold	5,080	6,260	6,195	(1,180)	(19)%
GBV per Night Sold	$365	$369	$412	$(4)	(1)%

Gross Booking Value

GBV represents the dollar value of bookings from our distribution partners, as well as those booked directly on our platform related to Nights Sold during the period and cancellation fees for bookings cancelled during the period (which may relate to bookings made during prior periods). GBV is inclusive of amounts charged to guests for rent, fees, and the estimated taxes paid by guests when we are responsible for collecting tax.

In 2024, GBV decreased by 20% to $1,856.7 million, compared to 2023, primarily driven by a decrease in the number of homes on our platform, lower guest demand, and, we believe, increased supply by competitors in the market.

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

In 2024, Nights Sold decreased by 19% to $5.1 million, compared to 2023, primarily due to a decrease in the number of homes on our platform, lower guest demand, and we believe, increased supply by competitors in the market.

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

In 2024, GBV per Night Sold decreased by 1% to $365, compared to 2023, primarily as a result of lower guest demand and the impact of our pricing decisions.

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

Net loss was $154.9 million in 2024, compared to $528.2 million in 2023. Net loss as a percentage of Revenue was 17% in 2024, compared to 47% in 2023. Adjusted EBITDA was a loss of $0.7 million in 2024, compared to a gain of $23.5 million in 2023. Adjusted EBITDA as a percentage of Revenue was —% in 2024, compared to 2% in 2023. The decrease in net loss and Adjusted EBITDA were primarily driven by a decrease in revenue, partially offset by decreases in our operating expenses.

The following table reconciles net loss to Adjusted EBITDA:

	Year Ended December 31,

	2024	2023	2022
	(in thousands, except percentages)
Net loss	$(154,943)	$(528,232)	$(332,149)

Add back:
Depreciation and amortization of intangible assets	29,959	78,247	83,335
Impairment of long-lived assets	84,000	46,000	—
Impairment of goodwill	—	411,000	243,991
Interest income	(4,582)	(7,021)	(1,991)
Interest expense	5,905	2,447	2,576
Other expense (income), net	5,140	(6,115)	(60,410)
Income tax expense	859	1,586	1,022
Equity-based compensation	9,954	15,542	34,170
Business combination costs(1)	240	239	601
Restructuring(2)	22,725	9,818	1,379
Adjusted EBITDA	$(743)	$23,511	$(27,476)
Adjusted EBITDA as a percentage of Revenue	—%	2%	(2)%

(1) Represents certain insurance costs from the strategic acquisition of TurnKey that are expected to be amortized through the first quarter of 2027.

(2) Represents costs associated with workforce reductions, consulting costs associated with our restructuring activities, and certain right-of-use asset impairment costs related to the Company's leased corporate office space in Portland, Oregon and Boise, Idaho.

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

	Year Ended December 31,

	2024	2023	2022
	(in thousands)
Cost of revenue	$427,085	$519,651	$564,373
Less: equity-based compensation	(46)	(105)	(1,025)
Less: restructuring(1)	(102)	(661)	(45)
Non-GAAP cost of revenue	$426,937	$518,885	$563,303

Operations and support	$221,769	$245,706	$264,068
Less: equity-based compensation	(513)	(1,458)	(5,931)
Less: restructuring(1)	(1,596)	(1,807)	(382)
Non-GAAP operations and support	$219,660	$242,441	$257,755

Technology and development	$51,229	$60,800	$68,344
Less: equity-based compensation	(1,901)	(2,203)	(5,733)
Less: restructuring(1)	(1,978)	(233)	(327)
Non-GAAP technology and development	$47,350	$58,364	$62,284

Sales and marketing	$157,623	$212,269	$247,167
Less: equity-based compensation	(587)	(2,435)	(5,554)
Less: restructuring(1)	(2,940)	(1,735)	(487)
Non-GAAP sales and marketing	$154,096	$208,099	$241,126

General and administrative	$86,441	$81,612	$107,624
Less: equity-based compensation	(6,907)	(9,341)	(15,927)
Less: business combination costs(2)	(240)	(239)	(601)
Less: restructuring(1)	(16,109)	(5,382)	(138)
Non-GAAP general and administrative	$63,185	$66,650	$90,958

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

As of December 31, 2024, we had cash and cash equivalents of $88.5 million. We experienced more variable and generally weaker demand in the year ended December 31, 2024 than in the preceding year. As a result, our cash position did not build as expected in the period. Our primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures and other general corporate purposes. On May 8, 2024, we drew $81.0 million under the Revolving Credit Facility (as defined below), and on August 7, 2024, a subsidiary of the Company issued $30.0 million of Convertible Notes (as defined below) to supplement our cash position. Refer to Note 13, Debt, for further details. Significant fluctuations in our cash position, continued decreases in the number of homes on our platform, lower guest demand and variable booking patterns, the impact of the Reorganization on our business and other adverse changes impacting the Company may result in us seeking additional financing opportunities as the Company continues to evaluate its liquidity needs. In the future, if the Merger Agreement is terminated prior to the Merger Closing, we expect to need cash to make payments under the Tax Receivable Agreement. However, until the Company achieves profitability, significant amounts are unlikely to become payable under the Tax Receivable Agreement. See Note 3, Significant Accounting Policies to our consolidated financial statements for further details about the Tax Receivable Agreement. We expect our operations will continue to be financed primarily by equity offerings, debt financing, and cash and cash equivalents. We believe our existing sources of liquidity will be sufficient to fund operations, working capital requirements, capital expenditures, and debt service obligations for at least the next 12 months.

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

Revolving Credit Facility

In October 2021, we entered into a credit agreement with JP Morgan, as the Administrative Agent, and the other lenders party thereto, which, as subsequently amended in December 2021, June 2023, October 2024 and December 2024 (as amended, the "Credit Agreement"), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million ("Revolving Credit Facility"). The Revolving Credit Facility includes a sub-facility for letters of credit in an aggregate face amount of $40.0 million, which reduces borrowing availability under the Revolving Credit Facility. As of December 31, 2024, there were $81.0 million in borrowings outstanding under the Revolving Credit Facility. As of December 31, 2024, $23.1 million of letters of credit were issued under the Revolving Credit Facility, and $0.9 million was available for borrowings.

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

See Note 13, Debt to our consolidated financial statements for additional information.

Amendment to Revolving Credit Facility

On October 25, 2024, Vacasa Holdings V-Revolver Sub LLC (“Borrower”), a Delaware limited liability company, certain other subsidiaries of the Company, each lender party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and issuing bank, entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement.

The Third Amendment, among other things, amended the minimum amount of consolidated revenue and the compliance thresholds that are measured on a trailing four-quarter basis, as of the last date of each fiscal quarter, that the borrower and its restricted subsidiaries are required to achieve if the aggregate principal amount of outstanding borrowings under the Revolving Credit Facility and letters of credit (excluding undrawn amounts under any letters of credit in an aggregate face amount of up to $20.0 million and letters of credit that have been cash collateralized) exceeds 35% of the then-outstanding revolving commitments. Subsequent to the Third Amendment, any borrowings under the Revolving Credit Facility are subject to amended interest rate, determined as follows:

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

The Third Amendment also amended certain other provisions of the Credit Agreement as more fully set forth therein.

Additionally, in conjunction with, and as a condition of, entering into the Merger Agreement, on December 30, 2024, Vacasa Holdings, the Borrower, each lender party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and issuing bank, entered into Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement. Upon the consummation of the transactions contemplated by the Merger Agreement, the amendments set forth in the Fourth Amendment shall automatically be deemed to have been made operative, and the Credit Agreement will be amended to, among other things, prevent the consummation of the transactions set forth in the Merger Agreement from triggering a change in control event of default under the Credit Agreement. The Fourth Amendment will become effective in conjunction with the Merger Closing and will amend certain other provisions of the Credit Agreement with effect from the closing thereof, as more fully set forth therein.

The foregoing descriptions of the Credit Agreement, Third Amendment and Fourth Amendment do not purport to be complete and are qualified in their entirety by reference to the Credit Agreement, Third Amendment, and Fourth Amendment, copies of which are included as an exhibit to this Annual Report.

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

The foregoing descriptions of the Note Purchase Agreement (as amended by the NPA Amendment), Convertible Notes, the Collateral Agreement and the Guarantee Agreement do not purport to be complete and are qualified in their entirety by reference to the Note Purchase Agreement (as amended), the Form of Note, the Collateral Agreement, the Guarantee Agreement and the NPA Amendment, copies of which included as an exhibit to this Annual Report.

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

The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the Voting Agreement, a copy of which is included as an exhibit to this Annual Report.

Amended and Restated Registration Rights Agreement

On August 7, 2024, the Company entered into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) with DK, certain related parties of DK (together with DK, the “DK Holders”), and certain existing investors of the Company (the “Existing Investors”). The A&R Registration Rights Agreement amends and restates the Registration Rights Agreement, dated as of December 6, 2021 (the “Original Registration Rights Agreement”), by and among the Company and the Existing Investors. The material terms of the A&R Registration Rights Agreement are substantially the same as those of the Original Registration Rights Agreement, which are described in the Company’s Definitive Proxy Statement on Schedule 14A, filed by the Company with the Securities and Exchange Commission (“SEC”) on April 8, 2024, under the heading “Certain Relationships and Related Person Transactions—Registration Rights Agreement.”

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

The foregoing description of the A&R Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the A&R Registration Rights Agreement, a copy of which is included as an exhibit to this Annual Report.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,

	2024	2023	2022
	(in thousands)
Net cash used in operating activities	$(110,025)	$(51,707)	$(51,907)
Net cash used in investing activities	(8,169)	(13,367)	(108,175)
Net cash provided by (used in) financing activities	94,857	(28,052)	(39,067)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(658)	(697)	(327)
Net decrease in cash, cash equivalents and restricted cash	$(23,995)	$(93,823)	$(199,476)

Operating Activities

Net cash used in operating activities was $110.0 million for the year ended December 31, 2024, primarily due to a net loss of $154.9 million, partially offset by $145.1 million of non-cash items, including depreciation, amortization of intangible assets, impairment of long-lived assets, equity-based compensation expense, reduction in the carrying amount of operating lease right-of-use assets, and changes in the fair value on financial instruments remeasured at fair value through earnings. Additional uses of cash flows resulted from changes in working capital, including a $57.5 million decrease in funds payable to owners, a $26.7 million decrease in deferred revenue and future stay credits, a $10.7 million decrease in hospitality and sales taxes payable, a $9.9 million decrease in operating lease obligations, partially offset by a $10.0 million increase in accrued expenses and other liabilities and a $3.6 million decrease in prepaid expenses and other current assets.

Net cash used in operating activities was $51.7 million for the year ended December 31, 2023, primarily due to a net loss of $528.2 million, offset by $564.5 million of non-cash items including depreciation, amortization of intangible assets, impairment of goodwill, impairment of long-lived assets, reduction in the carrying amount of operating lease right-of-use assets, and equity-based compensation expense. Additional uses of cash flows resulted from changes in working capital, including a $50.5 million decrease in funds payable to owners, a $21.0 million decrease in deferred revenue and future stay credits, a $10.7 million decrease in operating lease obligations, and a $7.1 million decrease in hospitality and sales taxes payable, partially offset by a$13.3 million decrease in prepaid expenses and other current assets.

Investing Activities

Our primary investing activities include cash paid for business combinations, capitalized internally developed software, and purchases of property and equipment.

Net cash used in investing activities was $8.2 million for the year ended December 31, 2024, due to $5.8 million of cash paid for capitalized internally developed software and $2.3 million of cash paid for purchases of property and equipment.

Net cash used in investing activities was $13.4 million for the year ended December 31, 2023, primarily due to $7.4 million of cash paid for capitalized internally developed software costs and $5.3 million of cash paid for purchases of property and equipment.

Financing Activities

Our primary financing activities include cash payments for contingent consideration and deferred payments to sellers in connection with business combinations to grow the number of homes under management in new and adjacent markets served as well as financed insurance premiums.

Net cash provided by financing activities was $94.9 million for the year ended December 31, 2024, primarily due to an $81.0 million draw under our Revolving Credit Facility and $30.0 million from the issuance of the Convertible Notes, partially offset by $11.4 million of cash payments made on contingent consideration earned and deferred payments made to sellers, based upon the contractual terms of the business combination agreements.

Net cash used in financing activities was $28.1 million for the year ended December 31, 2023, primarily attributable to $23.4 million of financing-related cash payments for business combinations and $5.5 million of repayments of financed insurance premiums.

Material Cash Requirements from Contractual and Other Obligations

As of December 31, 2024, our material cash requirements for our known contractual and other obligations were as follows:

•Operating Leases – We enter into various non-cancelable lease agreements primarily related to certain field and corporate office facilities. Future minimum lease payments to be made under non-cancelable operating leases with an initial or remaining term greater than one year were $26.1 million, with $10.1 million payable within 12 months. See Note 11, Leases to our consolidated financial statements for further detail of our obligations and the timing of expected future payments.

•Acquisition Liabilities – In connection with our portfolio transactions, accounted for as business combinations, we record acquisition-related liabilities, if applicable, for any contingent consideration or deferred payments to the seller. Our total acquisition liabilities were $4.7 million, all payable within 12 months.

•Information Technology Service Agreements – Information technology service agreements represent outsourced services and licensing costs pursuant to our information technology agreements. We had contractual payments for these agreements of $42.6 million, with $14.2 million payable within 12 months.

•Revolving Credit Facility – In October 2021, we entered into the Credit Agreement, which provides for borrowings in an aggregate principal amount of up to $105.0 million, which amount may be borrowed and repaid from time to time. As of December 31, 2024, there were $81.0 million in borrowings outstanding under the Revolving Credit Facility. As of December 31, 2024, $23.1 million of letters of credit were issued under the Revolving Credit Facility, and $0.9 million was available for borrowings. See "Liquidity and Capital Resources — Revolving Credit Facility" for additional information.

•Tax Receivable Agreement – The payments that we may be required to make under the Tax Receivable Agreement that we entered into may be significant, but we are currently unable to estimate the amounts and timing of the payments that may be due thereunder. See Note 3, Significant Accounting Policies to our consolidated financial statements for further details about the Tax Receivable Agreement.

Critical Accounting Estimates

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

Impairment of Long-lived Assets

Description

As discussed in Note 10, Intangible Assets, Net and Goodwill to our consolidated financial statements, we performed a long-lived impairment assessment as of March 31, 2024, which resulted in homeowner contract asset impairment charges of $84.0 million. The fair value estimate of our homeowner contracts was based on the income approach calculated using the present value of estimated future cash flows. We prepared cash flow projections based on management's estimates of future revenue and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. We based the discount rate on the weighted-average cost of capital considering company-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows.

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

Impairment of Goodwill

Description

As discussed in Note 10, Intangible Assets, Net and Goodwill to our consolidated financial statements, we performed a quantitative goodwill impairment assessment as of March 31, 2024. The goodwill impairment assessment did not result in goodwill impairment charges as of March 31, 2024 as the fair value estimate of the Company's single reporting unit exceeded its carrying amount. For our annual impairment test, we performed a quantitative analysis as of October 1, 2024. The goodwill impairment assessment did not result in goodwill impairment charges as of December 31, 2024. The fair value estimate of our single reporting unit was derived from a combination of an income approach and a market approach. Under the income approach, we estimated the fair value of the reporting unit based on the present value of estimated future cash flows. We prepared cash flow projections based on management's estimates of future revenue and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. We based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimated the fair value of the reporting unit based on revenue market multiples derived from comparable publicly traded companies with similar characteristics as the reporting unit, as well as an estimated control premium.

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

To determine the fair value of our equity units, we engaged a third-party valuation expert. We first determined our business enterprise value ("BEV") and then allocated that equity fair value to our redeemable convertible preferred units, common units and common unit equivalents. We estimated our BEV primarily using a market approach, which is a generally accepted valuation approach. The market approach measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets, and in our case, focused on comparing our business to a group of its peer companies. In applying this method, valuation multiples are derived from the historical and forecasted operating data of the peer company group. We then apply the multiples to our operating data (i.e., revenue and EBITDA) to arrive at a range of indicated values of our Company.

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

On December 6, 2021, the Company consummated the Reverse Recapitalization (see Note 2, Basis of Presentation and Use of Estimates to our consolidated financial statements), and the Company's Class A Common Stock began to trade publicly on December 7, 2021.

Convertible Notes

We have elected the fair value option to account for the Convertible Notes that were issued on August 7, 2024, and amended in October 2024, and recorded them at fair value with changes in fair value recorded within other income, net on the consolidated statements of operations. This election was made because of operational efficiencies in valuing and reporting for these debt instruments in their entirety at each reporting date.

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

As of August 7, 2024, September 30, 2024 and December 31, 2024, we have used a binomial lattice model that factors in potential outcomes being consummated. All of these scenarios take into consideration the terms and conditions of the underlying Convertible Notes plus potential changes in the underlying value of our Class A Common Stock. For the year ended December 31, 2024, we recognized a net unrealized loss of $5.5 million for the change in fair value of the Convertible Notes.

JOBS Act Accounting Election

We meet the definition of an emerging growth company under the JOBS Act, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As of January 1, 2022, we elected to irrevocably opt out of the extended transition period.

Recent Accounting Pronouncements

See Note 4, Recent Accounting Pronouncements to the consolidated financial statements included under Part II, Item 8 of this Annual Report for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

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

Cash and Cash Equivalents

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

Revolving Credit Facility

On May 8, 2024, we drew $81.0 million under the Revolving Credit Facility, which is susceptible to interest rate risk, with interest expense increasing or decreasing as the applicable rate of interest on outstanding borrowings increases or decreases. A hypothetical 100 basis point increase in interest rates on our indebtedness outstanding during the year ended December 31, 2024 would not have had a material impact on our interest expense for the year ended December 31, 2024.

Convertible Notes

On August 7, 2024, our subsidiary issued $30.0 million of Convertible Notes, which bear interest at a fixed rate of interest. If we engage in additional financing opportunities, such financing may also expose the Company to interest rate risk.

The Convertible Notes are not materially sensitive to interest rate risk as their settlement is reasonably expected to occur.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Vacasa, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vacasa, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, cash flows, and equity (deficit) for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Seattle, Washington
March 13, 2025

Vacasa, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$88,538	$88,049
Restricted cash	113,304	137,788
Accounts receivable, net	17,824	14,242
Prepaid expenses and other current assets	30,958	25,766
Total current assets	250,624	265,845
Property and equipment, net	54,263	62,317
Intangible assets, net	15,363	114,464
Goodwill	171,790	171,879
Other long-term assets	43,889	54,643
Total assets	$535,929	$669,148
Liabilities, Temporary Equity, and Equity
Current liabilities:
Accounts payable	$29,826	$30,353
Funds payable to owners	121,583	178,670
Hospitality and sales taxes payable	34,547	45,179
Deferred revenue	79,071	105,217
Future stay credits	168	584
Accrued expenses and other current liabilities	62,076	62,820
Total current liabilities	327,271	422,823
Long-term debt, net of current portion	115,766	—
Other long-term liabilities	25,745	33,079
Total liabilities	$468,782	$455,902
Commitments and contingencies (Note 21)
Redeemable noncontrolling interests	33,080	76,593
Equity:
Class A Common Stock, par value $0.00001, 1,000,000,000 shares authorized; 15,734,264 and 12,730,577 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	3	3
Class B Common Stock, par value $0.00001, 469,841,529 shares authorized; 6,750,262 and 9,340,553 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	2	2
Additional paid-in capital	1,366,854	1,372,618
Accumulated deficit	(1,330,443)	(1,235,250)
Accumulated other comprehensive loss	(2,349)	(720)
Total equity	34,067	136,653
Total liabilities, temporary equity, and equity	$535,929	$669,148

The accompanying notes are an integral part of these consolidated financial statements.

Vacasa, Inc.
Consolidated Statements of Operations
(in thousands except per share data)

	Year Ended December 31,

	2024	2023	2022
Revenue	$910,485	$1,117,950	$1,187,950
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	427,085	519,651	564,373
Operations and support	221,769	245,706	264,068
Technology and development	51,229	60,800	68,344
Sales and marketing	157,623	212,269	247,167
General and administrative	86,441	81,612	107,624
Depreciation	14,943	21,357	21,706
Amortization of intangible assets	15,016	56,890	61,629
Impairment of long-lived assets	84,000	46,000	—
Impairment of goodwill	—	411,000	243,991
Total operating costs and expenses	1,058,106	1,655,285	1,578,902
Loss from operations	(147,621)	(537,335)	(390,952)
Interest income	4,582	7,021	1,991
Interest expense	(5,905)	(2,447)	(2,576)
Other (expense) income, net	(5,140)	6,115	60,410
Loss before income taxes	(154,084)	(526,646)	(331,127)
Income tax expense	(859)	(1,586)	(1,022)
Net loss	$(154,943)	$(528,232)	$(332,149)
Less: Net loss attributable to redeemable noncontrolling interests	(59,750)	(229,529)	(154,251)
Net loss attributable to Class A Common Stockholders	$(95,193)	$(298,703)	$(177,898)
Net loss per share of Class A Common Stock(1):
Basic and diluted	$(6.37)	$(24.48)	$(15.92)
Weighted-average shares of Class A Common Stock used to compute net loss per share(1):
Basic and diluted	14,934	12,202	11,171

(1) Weighted-average shares outstanding used in the computation of basic and diluted loss per share reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 16, Equity for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Vacasa, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,

	2024	2023	2022
Net loss	$(154,943)	$(528,232)	$(332,149)
Foreign currency translation adjustments	(1,920)	(1,368)	5
Total comprehensive loss	$(156,863)	$(529,600)	$(332,144)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	(60,057)	(230,170)	(154,307)
Total comprehensive loss attributable to Class A Common Stockholders	$(96,806)	$(299,430)	$(177,837)

The accompanying notes are an integral part of these consolidated financial statements.

Vacasa, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2024	2023	2022
Cash from operating activities:
Net loss	$(154,943)	$(528,232)	$(332,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	4,712	4,979	5,409
Depreciation	14,943	21,357	21,706
Amortization of intangible assets	15,016	56,890	61,629
Impairment of long-lived assets	84,000	46,000	—
Impairment of goodwill	—	411,000	243,991
Impairment of right-of-use assets	—	4,240	—
Future stay credit breakage	(131)	(1,537)	(15,993)
Reduction in the carrying amount of right-of-use assets	9,359	10,382	12,589
Deferred income taxes	—	1,017	(2,082)
Other gains and losses	975	(984)	2,186
Fair value adjustment on derivative liabilities	(57)	(4,571)	(56,437)
Fair value adjustment on financial instruments remeasured at fair value through earnings	5,516	—	—
Convertible Notes and Notes Option issuance costs expensed as incurred	591	—	—
Non-cash interest expense	246	215	216
Equity-based compensation expense	9,954	15,542	34,170
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(8,250)	(2,082)	83,152
Prepaid expenses and other assets	3,584	13,310	(42,660)
Accounts payable	(609)	(4,963)	(6,639)
Funds payable to owners	(57,497)	(50,474)	(34,636)
Hospitality and sales taxes payable	(10,741)	(7,130)	(3,430)
Deferred revenue and future stay credits	(26,731)	(21,000)	(17,162)
Operating lease obligations	(9,947)	(10,706)	(10,722)
Accrued expenses and other liabilities	9,985	(4,960)	4,955
Net cash used in operating activities	(110,025)	(51,707)	(51,907)
Cash from investing activities:
Purchases of property and equipment	(2,332)	(5,269)	(8,810)
Cash paid for internally developed software	(5,837)	(7,434)	(9,821)
Cash paid for business combinations, net of cash and restricted cash acquired	—	(664)	(89,544)
Net cash used in investing activities	(8,169)	(13,367)	(108,175)
Cash from financing activities:
Payments of Reverse Recapitalization costs	—	—	(459)
Cash paid for business combinations	(11,393)	(23,409)	(37,993)
Cash paid for issuance costs from Convertible Notes and Notes Option	(591)	—	—
Payments of long-term debt	(125)	(250)	(250)
Proceeds from exercise of stock options	59	388	213
(Payments to) proceeds from Employee Stock Purchase Program, net of refunds	(42)	1,168	1,492
Proceeds from borrowings on revolving credit facility	81,000	2,000	6,000
Proceeds from borrowings on Convertible Notes and Notes Option	30,000	—	—
Repayment of borrowings on revolving credit facility	—	(2,000)	(6,000)
Repayment of financed insurance premiums	(3,990)	(5,490)	(307)
Other financing activities	(61)	(459)	(1,763)
Net cash provided by (used in) financing activities	94,857	(28,052)	(39,067)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(658)	(697)	(327)
Net decrease in cash, cash equivalents and restricted cash	(23,995)	(93,823)	(199,476)

Vacasa, Inc.
Consolidated Statements of Cash Flows
(in thousands)

Cash, cash equivalents and restricted cash, beginning of period	225,837	319,660	519,136
Cash, cash equivalents and restricted cash, end of period	$201,842	$225,837	$319,660

	Year Ended December 31,

	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$896	$4,662	$824
Cash paid for interest	5,660	2,352	2,435
Cash paid for operating lease liabilities	11,699	12,415	14,825

Supplemental disclosures of non-cash activities:
Financed insurance premiums	$7,212	$4,281	$4,804
Lease liabilities exchanged for right-of-use assets	7,483	5,133	5,572
Issuance of Class A Common Stock for Convertible Notes	750	—	—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$88,538	$88,049	$157,810
Restricted cash	113,304	137,788	161,850
Total cash, cash equivalents and restricted cash	$201,842	$225,837	$319,660

The accompanying notes are an integral part of these consolidated financial statements.

Vacasa, Inc.
Consolidated Statements of Equity (Deficit)
(in thousands, except unit data)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Shares(1)	Amount	Shares(1)	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2021	$1,770,096	10,739,689	$2	10,637,598	$2	$—	$(746,291)	$(59)	$(746,346)
Vesting of employee equity units	2,676			113,980		(2,676)			(2,676)
Vesting of restricted stock units and performance stock units	(1,962)	91,741				1,962			1,962
Exercise of equity-based awards	(1,338)	62,705				(121)			(121)
Purchase of shares under Employee Stock Purchase Plan	(978)	46,059				2,204			2,204
Redemption of OpCo units and retirement of Class B Common Stock	(40,182)	879,317		(879,317)		40,142		40	40,182
Equity-based compensation	5,836					28,334			28,334
Foreign currency translation adjustments	(16)							21	21
Net loss	(154,251)						(177,898)		(177,898)
Adjustment of redeemable noncontrolling interest to redemption amount	(1,272,938)					1,285,296	(12,358)		1,272,938
Balance as of December 31, 2022	$306,943	11,819,511	$2	9,872,261	$2	$1,355,141	$(936,547)	$2	$418,600

(1) Common stock shares outstanding have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 16 - Equity for additional information.

Vacasa, Inc.
Consolidated Statements of Equity (Deficit)
(in thousands, except unit data)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Shares(1)	Amount	Shares(1)	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2022	$306,943	11,819,511	$2	9,872,261	$2	$1,355,141	$(936,547)	$2	$418,600
Vesting of employee equity units	400			26,135		(400)			(400)
Vesting of restricted stock units	(1,808)	159,201				1,805		3	1,808
Exercise of equity-based awards	(531)	48,874				918		2	920
Purchase of shares under the ESPP	(1,169)	145,148				2,540			2,540
Redemption of OpCo units and retirement of Class B Common Stock	(16,405)	557,843	1	(557,843)		16,374		31	16,406
Equity-based compensation	2,114					13,428			13,428
Foreign currency translation adjustments	(610)							(758)	(758)
Net loss	(229,529)						(298,703)		(298,703)
Adjustment of redeemable noncontrolling interest to redemption amount	17,188					(17,188)			(17,188)
Balance as of December 31, 2023	$76,593	12,730,577	$3	9,340,553	$2	$1,372,618	$(1,235,250)	$(720)	$136,653

(1) Common stock shares outstanding have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 16 — Equity for additional information.

Vacasa, Inc.
Consolidated Statements of Equity (Deficit) - (Continued)
(in thousands, except unit data)

	Redeemable Non-controlling Interests	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)

	Amount	Shares(1)	Amount	Shares(1)	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2023	$76,593	12,730,577	$3	9,340,553	$2	$1,372,618	$(1,235,250)	$(720)	$136,653
Vesting of employee equity units	6			5,043		(6)			(6)
Vesting of restricted stock units	(64)	214,180				69		(10)	59
Issuance of Class A Common Stock for Convertible Note	80	174,825				676		(6)	670
Exercise of equity-based awards	(48)	19,348				113			113
Redemption of OpCo units and retirement of Class B Common Stock	(9,877)	2,595,334		(2,595,334)		10,156		(279)	9,877
Equity-based compensation	144					9,810			9,810
Foreign currency translation adjustments	(586)							(1,334)	(1,334)
Net loss	(59,750)						(95,193)		(95,193)
Adjustment of redeemable noncontrolling interest to redemption amount	26,582					(26,582)			(26,582)
Balance as of December 31, 2024	$33,080	15,734,264	$3	6,750,262	$2	$1,366,854	$(1,330,443)	$(2,349)	$34,067

(1) Common stock shares outstanding have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 16 — Equity for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
Note 1 — Description of Business and Recent Events

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

Recent Events

Agreement and Plan of Merger

On December 30, 2024, the Company and Vacasa Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Casago Holdings, LLC, a Delaware limited liability company (“Casago”), Vista Merger Sub II Inc., a Delaware corporation and a wholly owned subsidiary of Casago (“Company Merger Sub”), and Vista Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Casago (“LLC Merger Sub” and collectively with Company Merger Sub, the “Merger Subs”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, (a) LLC Merger Sub will merge with and into Vacasa Holdings (the “LLC Merger”), with Vacasa Holdings surviving the LLC Merger as a wholly owned subsidiary of Casago and (b) Company Merger Sub will merge with and into the Company (the “Company Merger” and together with the LLC Merger, the “Mergers”), with the Company surviving the Company Merger as a wholly owned subsidiary of Casago.

At the effective time of the Company Merger (the “Company Merger Effective Time”), (a) each share of the Company’s Class A Common Stock issued and outstanding immediately prior to the Company Merger Effective Time will be converted into the right to receive $5.02 in cash, without interest, subject to potential downward adjustment in accordance with the terms and conditions set forth in the Merger Agreement, as further detailed below (as adjusted, the “Merger Consideration”), and (b) each share of the Company’s Class B Common Stock issued and outstanding immediately prior to the Company Merger Effective Time will automatically be canceled and cease to exist, as further detailed below. Immediately prior to the closing of the Mergers (the “Merger Closing”), each share of the Company’s Class G Common Stock will automatically convert into shares of the Company’s Class A Common Stock at the Class G Strategic Transaction Ratio (as defined in the Company’s Certificate of Incorporation), and the former holders of the Company’s Class G Common Stock will be entitled to receive the Merger Consideration in accordance with the Merger Agreement.

The Merger Consideration is subject to potential downward adjustment based on the number of homes under management by the Company (the “Unit Count”) as of 12 business days prior to the anticipated closing date (such date, the “Adjustment Measurement Date”). The Merger Consideration will be reduced by $0.10 for every 500 units that the Unit Count falls below 32,000 units, which top-line number will be reduced by 600 units at the start of each month after March 31, 2025. Additionally, the Merger Consideration is subject to a downward adjustment if the Company’s Liquidity (as defined in the Credit Agreement) is below $15 million as of the last liquidity measurement of the Company prior to the Adjustment Measurement Date. The Company will issue a press release prior to the Merger Closing announcing the final Merger Consideration. As of December 23, 2024, the Unit Count was approximately 36,500.

A special committee (the “Special Committee”) of the board of directors of the Company (the “Board”), comprised solely of disinterested and independent members of the Board, unanimously (a) recommended that the Board approve and declare advisable the Merger Agreement and the transactions contemplated thereby, including the Mergers, and (b) recommended that, subject to Board approval, the Board submit the Merger Agreement to the stockholders of the Company for their adoption and recommend that the stockholders of the Company vote in favor of adoption of the Merger Agreement. The Board, acting on the recommendation of the Special Committee, (a) approved and declared advisable the Merger Agreement and the transactions contemplated thereby, including the Mergers, (b) authorized and approved the execution, delivery and performance by the Company and Vacasa Holdings of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Mergers, upon the terms and subject to the conditions contained therein, (c) directed that the adoption of the Merger Agreement be submitted to a vote of the stockholders of the Company at a meeting of the stockholders of the Company or, if the Company receives executed written consents from stockholders sufficient to obtain the required approvals from the Company’s stockholders on or prior to the 14th day following the date of the Merger Agreement,

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements
through written consent, and (d) recommended that the stockholders of the Company vote in favor of the adoption of the Merger Agreement. Both the Special Committee and the Board determined that the Merger Agreement and the transactions contemplated thereby, including the Mergers, are fair to, and in the best interests of, the Company and its Unaffiliated Stockholders (as defined in the Merger Agreement). The Company did not receive executed consents sufficient to obtain the required approvals from the Company’s stockholders on or prior to the 14th day following the date of the Merger Agreement.

Consummation of the Mergers is subject to the satisfaction or, if permitted by law, waiver by the Company, Casago, or both, of a number of conditions, including, among other customary closing conditions, (a) (i) the receipt of the required approvals from the Company’s stockholders, (b) the absence of any order or other action that is in effect (whether temporary, preliminary or permanent) by a governmental authority restraining, enjoining or otherwise prohibiting the consummation of the Mergers, (c) the absence of a material adverse effect of the Company since the date of the Merger Agreement, (d) the occurrence of the Company LLC Units Redemptions (as defined in the Merger Agreement), (e) the absence of termination or acceleration of the Credit Agreement by the lenders thereunder, and the becoming effective of the amendments set forth in Amendment No. 4 to the Credit Agreement at or substantially concurrently with the Merger Closing (including any amendments made in accordance with the Merger Agreement), (f) the Unit Count not being less than 24,000 as of Adjustment Measurement Date, and (g) the performance by the Company of its obligations, including payoff thereof in accordance with the Merger Agreement, relating to the payoff letters with respect to the indebtedness in respect of the convertible notes held by DK VSCA Lender LLC (“DK”), an affiliate of Davidson Kempner Capital Management LP ("Davidson Kempner"), in accordance with the terms of the Merger Agreement. Moreover, each party’s obligation to consummate the Mergers is subject to certain other conditions, including the accuracy of the other party’s representations and warranties (subject to certain materiality or other qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to certain materiality qualifiers).

The Merger Agreement contains certain termination rights for each of the Company and Casago, and in certain circumstances, a termination fee would be payable by the terminating party.

If the Mergers are consummated, the Company’s Class A Common Stock will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as promptly as practicable after the Company Merger Effective Time.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is included as an exhibit to this Annual Report.

Convertible Notes

On August 7, 2024, the Company, and certain of its majority-owned subsidiaries entered into a note purchase agreement (as subsequently amended on October 25, 2024, the “Note Purchase Agreement”) with the purchaser thereof, DK, and certain existing holders of the Company’s Class A Common Stock, as described further in, Note 13, Debt.

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

In connection with the Reorganization, during the year ended December 31, 2024, the Company incurred severance and employee benefits costs of approximately $6.0 million, which are included in operating costs and expenses in the consolidated statements of operations. The Reorganization was substantially complete as of September 30, 2024.

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

Index to Notes
Vacasa, Inc.
Notes to Consolidated Financial Statements

In connection with the 2024 Plan, during the year ended December 31, 2024, the Company incurred severance and employee benefits costs of approximately $1.9 million and professional service costs of $1.4 million, which are included in operating costs and expenses in the consolidated statements of operations.

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

In connection with the 2023 Plan, the Company incurred severance and employee benefits costs of approximately $5.1 million during the year ended December 31, 2023, which are included in operating costs and expenses in the consolidated statements of operations.

Reverse Stock Split

On October 2, 2023, the Company completed a 1-for-20 reverse stock split of the Company's Class A Common Stock, Class B Common Stock, and Class G Common Stock (the "Reverse Stock Split"). As appropriate, share and share-related information presented in these consolidated financial statements has been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split. See Note 16, Equity, for additional information.

Note 2 — Basis of Presentation and Use of Estimates

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany accounts and transactions have been eliminated in consolidation.

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

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

As of December 31, 2024, the Company held 15,734,264 units of Vacasa Holdings ("OpCo Units"), which represented an ownership interest of approximately 70%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through redeemable noncontrolling interests in the consolidated balance sheets and net loss attributable to redeemable noncontrolling interests in the consolidated statements of operations.

The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which permits the Company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As of January 1, 2022, the Company elected to irrevocably opt out of the extended transition period.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, the useful lives of property and equipment and intangible assets, allowance for credit losses, valuation of assets acquired and liabilities assumed in business acquisitions and related contingent consideration, valuation of redeemable convertible preferred units, valuation of equity-based compensation, valuation of goodwill, valuation of long-lived assets, and valuation of financial instruments remeasured at fair value through earnings. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and the actual results, the Company’s consolidated financial statements will be affected.

Revision of Prior Period Financial Statements

During the year ended December 31, 2024, the Company identified a prior period error that originated in periods prior to and including fiscal 2020 related to the recording of its internally developed software and related amortization which affected the balance sheet and statement of equity as of December 31, 2021.

In evaluating whether our previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded this error was not material to the prior reporting periods and therefore, amendments of previously filed reports were not required. Accordingly, the Company recorded a prior period adjustments to correct overstatement of accumulated deficit as of December 31, 2021. The revisions for these corrections to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information.

The tables below reflect the revisions to the consolidated statements of equity as of December 31, 2021, 2022 and 2023 and consolidated balance sheet as of December 31, 2023:

	As of December 31, 2021

	As previously reported	Adjustment	As revised
Accumulated deficit	$(751,891)	$5,600	$(746,291)

	As of December 31, 2022

	As previously reported	Adjustment	As revised
Accumulated deficit	$(942,147)	$5,600	$(936,547)

	As of December 31, 2023

	As previously reported	Adjustment	As revised
Property and equipment, net	$56,717	$5,600	$62,317
Accumulated deficit	$(1,240,850)	$5,600	$(1,235,250)

The table below reflects the Property and Equipment Note for the period ended December 31, 2023:

Property and Equipment Note

	As of December 31, 2023

	As previously reported	Adjustment	As revised
Land	$13,394	$—	$13,394
Buildings and building improvements	12,474	—	12,474
Leasehold improvements	6,526	—	6,526
Computer equipment	13,873	—	13,873
Furniture, fixtures, and other	26,340	—	26,340
Vehicles	8,276	—	8,276
Internal-use software	60,162	350	60,512
Total	141,045	350	141,395
Less: Accumulated depreciation	(84,328)	5,250	(79,078)
Property and equipment, net	$56,717	$5,600	$62,317

Note 3 — Significant Accounting Policies

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

As of December 31, 2024 and 2023, the Company’s allowance for credit losses related to accounts receivable was $14.0 million and $11.7 million, respectively. For the years ended December 31, 2024, 2023, and 2022, the Company recognized credit loss expense of $4.7 million, $5.0 million, and $5.4 million, respectively, which were recorded as a component of general and administrative expense in the consolidated statements of operations.

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

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is recorded as a component of general and administrative expense in the consolidated statements of operations. Gains and losses on disposal of assets were not material for the years ended December 31, 2024, 2023, and 2022.

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparing the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group, including upon its eventual disposal, when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved and based on assumptions representative of market participants. The Company recorded long-lived asset impairment charges of $84.0 million and $46.0 million during the year ended December 31, 2024 and 2023, respectively. Refer to Note 10, Intangible Assets, Net and Goodwill, for additional information.

Business Combinations

In accordance with applicable accounting standards, the Company estimates the fair value of assets acquired and liabilities assumed as of the acquisition date of each business combination. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Management makes certain estimates and assumptions when determining the fair values of assets acquired and liabilities assumed, including intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from homeowner contracts, databases, photos and property listings, and trade names, as well as discount rates. At the acquisition date, the Company will also record acquisition related liabilities, if applicable, for any contingent consideration or deferred payments to the seller. Contingent consideration is recorded at fair value on the acquisition date based on the Company’s expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the contingent consideration liabilities is remeasured each reporting period after the acquisition date and any changes in the estimated fair value are reflected as gains or losses in general and administrative expense in the consolidated statements of operations. The contingent consideration liabilities were immaterial and $8.0 million as of December 31, 2024 and 2023, respectively. The deferred payments to sellers are recognized on the acquisition date at fair value by calculating the risk adjusted present value of the deferred cash payments to be made to the seller. The deferred payments to seller balances were $4.7 million and $8.3 million as of December 31, 2024 and 2023, respectively. Contingent consideration liabilities and deferred payments to sellers are recorded as a component of accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets based on the expected timing of settlement.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company has one reporting unit that the Company tests for impairment on the first day of the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company reviews goodwill for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis.

If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. If the fair value of the reporting unit is less than its carrying amount, a goodwill impairment loss is measured as the excess of the carrying amount of the reporting unit over its fair value (not to exceed the reporting unit's total goodwill balance).

Refer to Note 10, Intangible Assets, Net and Goodwill, for additional information.

Loss Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses associated with legal claims when such losses are both probable and reasonably estimable. These accruals are adjusted as additional information becomes available or circumstances change.

Leases

The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), and all related amendments on January 1, 2022, on a modified retrospective basis. Under Topic 842, the Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option and when doing so is at the Company's sole discretion. The Company has elected the short-term lease exception for all classes of assets, and therefore has not applied the recognition requirements of Topic 842 to leases of 12 months or less. The Company has also elected the practical expedient not to separate lease and non-lease components for all classes of assets.

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

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease ROU assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the lease term and the economic environment of the lease at the lease commencement date, which is then utilized to determine the present value of future lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Subrental income is recognized on a straight-line basis over the lease term and is included as a contra-expense within operations and support and general and administrative in the consolidated statements of operations. Where the Company has entered into a sublease arrangement, the Company will evaluate the lease arrangement for impairment. To the extent an impairment of the right-of-use lease asset is recognized, the Company will recognize lease impairment and subsequently amortize the remaining lease asset on a straight-line basis over the remaining lease term within operations and support and general and administrative expenses in the consolidated statements of operations. Refer to Note 8, Fair Value Measurements, for additional information.

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

In addition to providing the integrated agency services under the homeowner contract, the Company may also provide home care solutions directly to the homeowner, such as home maintenance and improvement services, linen and towel supply programs, supplemental housekeeping services, and other related services, for a separately agreed upon fee. These services may be provided by Company personnel or third-party contractors acting on the Company’s behalf. The Company recognizes this revenue on a gross basis as the Company is primarily responsible for providing these goods and services to the customer. These services represent distinct performance obligations provided to the homeowner as the Company's customer. Fees for home care solutions are generally charged on a monthly basis in accordance with the homeowner contract and may be recognized at that point in time or over the duration of the service provided.

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

The Company completed the wind down of its separate real estate buy/sell brokerage services during 2023. Real estate commissions earned by the Company’s real estate brokerage business were recorded as revenue at a point in time that is upon the closing of a real estate transaction (i.e., purchase or sale of a home). The commissions the Company paid to real estate agents was recognized concurrently with associated revenues and presented as cost of revenue in the consolidated statements of operations. The Company will continue to retain real estate brokerage licenses, where required, in order to facilitate its vacation rental management services.

Convertible Notes

The Company determined the Convertible Notes (as defined in Note 13, Debt) were eligible for the fair value option and made such election to account for the Initial Notes (as defined in Note 13, Debt) entirely at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. Additional Notes (as defined in Note 13, Debt) may be issued in subsequent periods where the Company would be able to make a fair value option election upon issuance provided eligibility criteria are met. The Company records the portion of the Convertible Notes that are issued and outstanding for accounting purposes at fair value with changes in fair value recorded in other income (expense), net in the consolidated statements of operations, except for the portion of the total change in fair value that results from a change in the instrument-specific credit risk of the Convertible Notes, which is recorded in other comprehensive income (loss). The fair value option election was made to align the accounting for the Convertible Notes with the Company's financial reporting objectives and reduce operational effort to account for embedded features that otherwise would require bifurcation as a separate unit of account.

Pursuant to the fair value option election, direct and incremental debt issuance costs and consideration paid to the lender related to the Convertible Notes were expensed as incurred and recorded in other income (expense), net in the consolidated statements of operations. Measurement of the change in fair value of the Convertible Notes includes accrued interest, whether paid-in-kind or cash.

Notes Option Liability

The Notes Option granted in conjunction with the Convertible Notes described in Note 13, Debt, is an equity-linked financial instrument required to be recognized as a liability remeasured through earnings. The Company records the Notes Option liability at fair value with changes in fair value recorded in other income (expense), net in the consolidated statements of operations.

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

Sales and Marketing

Sales and marketing expenses consist primarily of compensation costs, which includes wages, sales commissions, benefits, payroll taxes, and equity-based compensation, the Company's sales force and marketing personnel, payments to distribution partners for guest reservations, digital and mail-based advertising costs for homeowners, advertising costs for search engine marketing and other digital guest advertising, and brand marketing. The Company expenses advertising and other promotional expenditures as incurred. Advertising expenses were $19.5 million, $31.9 million, and $34.5 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Certain of the Vacasa Holdings LLC operating subsidiaries are considered taxable Corporations for U.S. or foreign income tax purposes. The Company and its taxable subsidiaries account for income taxes using the asset and liability method, which requires the recognition of deferred tax amounts for the expected future tax consequences of events that have been included in the consolidated financial statements and tax carryforwards. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to the year in which the differences are expected to reverse. The deferred tax effect of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. The Company accounts for deferred taxes on investments in partnerships using an outside basis difference approach. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit for which the future realization is not more-likely-than-not based on an evaluation of all available positive and negative evidence.

The tax benefit of an uncertain tax position is recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. For those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense and in tax-related liabilities on the consolidated balance sheet.

Tax Receivable Agreement

In connection with the Reverse Recapitalization, as described in Note 2, Basis of Presentation and Use of Estimates, the Company entered into the Tax Receivable Agreement with certain legacy Vacasa Holdings OpCo unitholders ("Existing VH Holders" or "TRA Parties") that provides for the payment by the Company to such TRA Parties (or their transferees or assignees) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company realizes (determined by using certain assumptions) in periods after the Reverse Recapitalization as a result of (i) certain increases in tax basis that occur as a result of (A) any acquisition of OpCo Units from certain Existing VH Holders in the Reverse Recapitalization, (B) future exercises of the redemption rights under the OpCo LLC Agreement (the "Redemption Rights") by certain holders of OpCo Units to exchange their OpCo Units for shares of Class A Common Stock of the Company or cash at the Company’s election, and (C) payments made under the Tax Receivable Agreement; (ii) any net operating losses or certain other tax attributes that become available to the Company to offset income or gain realized after the Blocker Mergers; (iii) any existing tax basis associated with Reference Assets (e.g., tangible and intangible assets other than cash, cash equivalents, receivables, inventory, deferred revenue, and prepaid amounts) of OpCo or its subsidiaries, the benefit of which is allocable to the Company as a result of the exchanges of OpCo Units for Class A Common Stock of the Company or cash; and (iv) tax benefits related to imputed interest deemed to be paid by the Company as a result of any payments that the Company makes under the Tax Receivable Agreement.

As of December 31, 2024, the Company has concluded, based on applicable accounting standards, that it was not probable that a TRA liability would be incurred. Accordingly, the Company has not recorded a liability related to the tax savings it may realize from utilization of the tax attributes subject to the TRA. If utilization of such tax attributes becomes probable in the future, the Company will record a liability related to the TRA, which will be recognized as expense within the consolidated statements of operations.

Concurrently with the execution and delivery of the Merger Agreement, the Company and Vacasa Holdings entered into that certain Amendment No. 1. to the Tax Receivable Agreement (the “TRA Amendment”) with SLP Venice Holdings, L.P. and the Majority TRA Holders (as defined in the Tax Receivable Agreement) signatory thereto, pursuant to which the Majority TRA Holders agreed to amend the Tax Receivable Agreement to provide for the termination of the Tax Receivable Agreement and release the Company, Vacasa Holdings and the other parties thereto from any further rights or obligations under the Tax Receivable Agreement, including with respect to the payment of all or any portion of any Early Termination Payment (as defined in the Tax Receivable Agreement) or any other amounts owed pursuant to the Tax Receivable Agreement. If the Merger Agreement is terminated prior to the Merger Closing, the TRA Amendment will be void and of no force and effect, and the Tax Receivable Agreement will remain in full force and effect as if the TRA Amendment had not become effective.

The foregoing description of the TRA Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the TRA Amendment, a copy of which is included as an exhibit to this Annual Report.

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

As of December 31, 2024, the Company directly owned approximately 70.0% of the interest in Vacasa Holdings, and the redeemable noncontrolling interest was 30.0%. As a result of the Reverse Recapitalization, as described in Note 2, Basis of Presentation and Use of Estimates, the redeemable noncontrolling interest relates to the economic interests in Vacasa Holdings held by certain Existing VH Holders. These economic interests are held in the form of Vacasa Holdings OpCo Units and an equivalent number of shares of the Company's Class B Common Stock that can be redeemed at the Company's election for shares of Class A Common Stock or cash in an amount equal to the fair market value of Class A Common Stock. Due to the cash redemption and the Existing VH Holders controlling the Board of Directors of the Company, the Company has accounted for the redeemable noncontrolling interest as temporary equity.

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

Note 4 — Recent Accounting Pronouncements

Accounting Pronouncements Adopted in Fiscal Year 2024

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on both annual and interim bases and provide, in interim periods, all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU on December 31, 2024. As a result of the adoption of ASU 2023-07, the Company included additional disclosures about significant segment expenses in Note 19, Segment Reporting. The adoption of this ASU did not have an impact on the Company's financial position, results of operations and cash flows.

Accounting Pronouncements Not Yet Adopted

Income Taxes (Topic 740): Improvements to Income Tax Disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new guidance is effective for public business entities for annual periods beginning after December 15, 2024. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continue to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The Company is currently evaluating the impact of this ASU on its related disclosures but does not anticipate a material impact.

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income-Expense Disaggregation Disclosures, which improves the disclosures about a public business entity's costs and expenses by requiring the Company to disclose more detailed information about the types of expenses (including employee compensation, depreciation and amortization) included in each relevant income statement caption. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options, which is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted.
The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Note 5 — Liquidity and Capital Resources

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

As of December 31, 2024, the Company had cash and cash equivalents of $88.5 million. The Company experienced more variable and generally weaker demand than is typical in the year ended December 31, 2024 and, as a result, its cash position did not build as expected in the period.

On May 7, 2024, the Board of Directors of the Company approved the Reorganization. The Reorganization changed the Company's operations to further equip its field teams to locally manage, and be accountable for, their markets while significantly reducing the Company's central operations footprint. The Reorganization included a workforce reduction which is described further in Note 1, Description of Business and Recent Events. This Reorganization involved significant structural changes to the way the Company runs its business, including a significant reduction in its corporate personnel and functions. Although the Company believes the Reorganization and associated operational changes will improve the long-term efficacy of its business model by empowering the local markets, streamlining corporate functions, and better position it for profitability and to generate free cash flow over the long term, the implementation and execution of the Reorganization measures are subject to significant risks and uncertainties, including whether the Company has targeted the appropriate areas for its cost-saving efforts and at the appropriate scale. If the Reorganization plan is not successful, the Company may not realize all or any of the anticipated benefits, which could adversely affect the business, financial condition, and results of operations, including its liquidity position and ability to raise additional capital.

The Company’s primary requirements for liquidity and capital are to finance working capital requirements, capital expenditures, and other general corporate purposes. As a result of the significant fluctuations in the Company's cash position, continued decreases in the number of homes on its platform, lower guest demand, changes in booking patterns, and the potential impact of the Reorganization on the business, the Company sought opportunities for additional capital. On May 8, 2024, the Company drew $81.0 million under the Revolving Credit Facility (defined in Note 13, Debt), which is subject to financial covenants as described in Note 13, Debt. On August 7, 2024, a subsidiary of the Company issued $30.0 million of Convertible Notes (as defined in Note 13, Debt) to supplement its cash position.

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

Note 6 — Revenue

Revenue Disaggregation

A disaggregation of the Company’s revenues by nature of the Company’s performance obligations is as follows (in thousands):

	Year Ended December 31,

	2024	2023	2022
Vacation rental platform	$889,561	$1,089,817	$1,142,669
Other services	20,924	28,133	45,281
Total	$910,485	$1,117,950	$1,187,950

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

Future stay credits typically expire 15 months from the date of issue. As part of the Company’s response to the COVID-19 pandemic, certain future stay credits issued during the first three quarters of 2020 were extended from their original expiration, and the first of these future stay credits began to expire during the first quarter of 2022. Prior to the first quarter of 2022, the Company did not recognize breakage revenue associated with future stay credits. The Company determined that any estimate of breakage was fully constrained, primarily due to a lack of historical information to make the estimate since no future stay credits had yet reached their expiration date.

The table below presents the activity of the Company's future stay credit liability balance (in thousands):

	Year Ended December 31,

	2024	2023	2022
Future stay credit liability at beginning of year	$584	$3,369	$30,995
Issuances	634	1,907	9,404
Acquired in business combinations	—	—	378
Redemptions	(914)	(3,149)	(21,374)
Breakage recognized in revenue	(131)	(1,537)	(15,993)
Foreign currency fluctuations	(5)	(6)	(41)
Future stay credit liability at end of year	$168	$584	$3,369

Costs to Obtain a Contract

The Company capitalizes certain costs it incurs to obtain new homeowner contracts when those costs are expected to be recovered through revenue generated from that contract. Capitalized amounts are amortized on a straight-line basis over the estimated life of the customer through sales and marketing expenses in the consolidated statements of operations. Costs to obtain a contract, net of accumulated amortization, capitalized as of December 31, 2024 and 2023 were $29.6 million and $34.8 million, respectively, and were recorded as a component of prepaid expenses and other current assets and other long-term assets in the consolidated balance sheets. The amount of amortization recorded for the years ended December 31, 2024, 2023, and 2022 was $14.8 million, $8.7 million, and $5.5 million, respectively.

Note 7 — Acquisitions

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

Fiscal Year 2024

There were no acquisitions completed during the year ended December 31, 2024.

Fiscal Year 2023

During the year ended December 31, 2023, the Company completed one portfolio acquisition for total consideration of $0.3 million.

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

Fiscal Year 2022

During the year ended December 31, 2022, the Company completed 32 separate portfolio transactions, accounted for as business combinations. Total consideration for these portfolio transactions was $104.5 million, comprised of $87.4 million cash paid, net of cash and restricted cash acquired, $12.5 million of contingent consideration, and $4.6 million of deferred payments to sellers. The fair value of the contingent consideration was estimated utilizing an income approach and was based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets. The fair value of the deferred payments to sellers recognized on the transaction date was estimated by calculating the risk adjusted present value of the deferred cash payments. The fair values of the assets acquired and liabilities assumed were based on the Company's estimates and assumptions using various market, income, and cost valuation approaches. Of the total consideration for these portfolio transactions, $69.4 million was attributable to goodwill, $59.0 million was attributable to intangible assets, $55.3 million was attributable to receivables, $74.0 million was attributable to liabilities for advanced deposits received from guests (consisting of funds payable to owners, hospitality and sales taxes payable, deferred revenues, and future stay credits), $6.9 million was attributable to accounts payable, and the remaining amount was attributable to other acquired assets and assumed liabilities that were not material. The intangible assets primarily consist of homeowner contracts intangible assets amortized over the useful life of the asset. Pro forma and historical post-closing results of operations for these transactions were not material to the Company’s consolidated statements of operations. Transaction costs associated with business combinations completed during the year ended December 31, 2022 were not material and were expensed as incurred.

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

Note 8 — Fair Value Measurements

The following tables set forth the Company's financial liabilities that were measured at fair value on a recurring basis (in thousands):

	As of December 31, 2024

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$4	$4
Class G Common Stock(1)	—	—	$449	$449
Convertible Notes	—	—	$34,766	$34,766
Notes Option Liability	—	—	—	—

	As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$8,043	$8,043
Class G Common Stock(1)	—	—	$506	$506

(1) For more information, see Note 16, Equity.

The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable, and borrowings under our Revolving Credit Facility (defined in Note 13, Debt) approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Level 3 instruments consist of contingent consideration obligations related to acquired businesses, the liabilities for contingent earnout share consideration represented by the Company's Class G Common Stock, and the Convertible Notes and Notes Option Liability.

Contingent Consideration

The contingent consideration obligations are recorded in accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheets. The fair value of the contingent consideration is estimated utilizing an income approach and based on the Company's expectation of achieving the contractually defined homeowner contract conversion and retention targets at the acquisition date. The Company assesses the fair value of these obligations at each reporting date thereafter with any changes reflected as gains and losses in general and administrative expenses in the consolidated statements of operations. The charges for changes in fair value of the contingent consideration were not material for the years ended December 31, 2024, 2023, and 2022, respectively.

Class G Common Stock

The contingent earnout share consideration represented by the Company's Class G Common Stock is recorded in other long-term liabilities on the consolidated balance sheets. The fair value of the Class G Common Stock is estimated on a recurring basis using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the remaining term of the shares. Pursuant to the Amended and Restated Certificate of Incorporation, the Class G Common Stock is automatically converted to Class A shares at certain conversion ratios upon the occurrence of their respective triggering events. Inputs used to determine the estimated fair value of the Class G Common Stock include the remaining contractual term of the shares, the risk-free rate, the volatility of comparable companies over the remaining term, and the price of the Company's Class A Common Stock. The Company assesses the fair value of the Class G Common Stock at each reporting date with any changes reflected within other income, net in the consolidated statements of operations. See Note 16, Equity for further information.

The following table summarizes the changes in the Company's Class G Common Stock measured and recorded at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Year Ended December 31,

	2024	2023	2022
Balance, beginning of period	$506	$5,077	$61,514
Change in fair value of Class G Common Stock included in earnings	(57)	(4,571)	(56,437)
Balance, end of period	$449	$506	$5,077

Convertible Notes and Notes Option Liability

The Convertible Notes are valued using a binomial lattice model within a probability-weighted framework with respect to certain redemption features. The following assumptions were used in determining the fair value of the Convertible Notes as of the issuance date and December 31, 2024:

	As of August 7, 2024	As of December 31, 2024
Risk Free Rate	3.95%	4.27%
Discount Rate	41.58%	39.34%
Volatility	45.00%	45.00%
Share Price	$3.62	$4.90

The Notes Option liability is valued using a lattice model that incorporates optionality of the fixed interest rate and conversion price of the underlying convertible debt.

The following table presents a summary of the change in fair value of Convertible Notes and Notes Option liability:

	Convertible Notes(1)	Notes Option(2)
Fair value as of December 31, 2023	$—	$—
Fair value as of the date of issuance	27,549	1,701
Change in fair value measurement	7,217	(1,701)
Fair value as of December 31, 2024	$34,766	$—

(1) The Convertible Notes are recorded within long-term debt, net of current portion on the consolidated balance sheets and the change in fair value measurement associated with the Convertible Notes is recorded within other income, net on the consolidated statements of operations.
(2) The Notes Option is recorded within accrued expenses and other current liabilities on the consolidated balance sheets and the change in fair value measurement associated with the Notes Option is recorded within other income, net on the consolidated statements of operations.

Impairment of Long-lived Assets

During the year ended December 31, 2024 and 2023, the Company recorded long-lived asset impairment charges of $84.0 million and $46.0 million, respectively. The fair value estimate of the Company's homeowner contract assets was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using Company-specific information. For more information on the impairment of long-lived assets, refer to Note 10, Intangible Assets, Net and Goodwill.

Impairment of Goodwill

During the year ended December 31, 2023, the Company recorded goodwill impairment charges of $411.0 million. The fair value estimate of the Company's single reporting unit was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. For more information on the impairment of goodwill, refer to Note 10, Intangible Assets, Net and Goodwill.

Impairment of Right-of-Use Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the three months ended March 31, 2023, the Company took substantive action to negotiate certain sublease agreements for portions of the Company's leased corporate office space in Portland, Oregon and Boise, Idaho. Based on the sublease negotiations, the Company determined that the respective right-of-use assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company then estimated the fair value of the asset groups based on their discounted cash flows. The carrying values of the asset groups exceeded their fair values and, as a result, the Company recorded right-of-use asset impairment charges of $4.2 million. The impairment charges are recorded within general and administrative expenses in the consolidated statements of operations. No similar impairment charges were recorded for the year ended December 31, 2024.

Note 9 — Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		As of December 31,

	Useful Lives (Years)	2024	2023
Land	Indefinite	$13,394	$13,394
Buildings and building improvements	12 - 35	12,479	12,474
Leasehold improvements	Shorter of estimated useful life or lease term	6,517	6,526
Computer equipment	3	13,994	13,873
Furniture, fixtures, and other	2 - 10	27,953	26,340
Vehicles	2 - 8	8,120	8,276
Internal-use software	4	64,269	60,512
Total		146,726	141,395
Less: Accumulated depreciation		(92,463)	(79,078)
Property and equipment, net		$54,263	$62,317

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $14.9 million, $21.4 million and $21.7 million, respectively. The decrease in depreciation expense during the year ended December 31, 2024, compared to 2023, relates to fixed assets becoming fully depreciated or disposed of and less fixed asset additions.

Note 10 — Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	Weighted Average Useful Life Remaining (Years)	As of December 31, 2024

		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Homeowner contracts(1)	3	$313,837	$(168,500)	$(130,000)	$15,337
Databases, photos, and property listings	0	26,435	(26,435)	—	—
Trade names	0	9,561	(9,555)	—	6
Other(2)	4	2,901	(2,881)	—	20
Total intangible assets		$352,734	$(207,371)	$(130,000)	$15,363

	Weighted Average Useful Life Remaining (Years)	As of December 31, 2023

		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Homeowner contracts(1)	5	$314,221	$(153,819)	$(46,000)	$114,402
Databases, photos, and property listings	0	26,526	(26,519)	—	7
Trade names	1	9,597	(9,570)	—	27
Other(2)	5	2,903	(2,875)	—	28
Total intangible assets		$353,247	$(192,783)	$(46,000)	$114,464

(1) The homeowner contracts balance as of December 31, 2024 was net of accumulated impairment losses of $130.0 million that were recorded during the third quarter of fiscal year 2023 and the first quarter of fiscal year 2024. The homeowner contracts balance as of December 31, 2023 was net of accumulated impairment losses of $46.0 million that were recorded during the third quarter of fiscal year 2023.

(2) Other intangible assets consist primarily of non-compete agreements, websites, and domain names.

The Company's estimated future amortization of intangible assets as of December 31, 2024 is expected to be as follows (in thousands):

Year Ending December 31:	Amount
2025	$7,594
2026	4,552
2027	1,565
2028	947
2029	705
Total	$15,363

The following table summarizes the changes in the Company's goodwill balance (in thousands):

Amortization expense for the years ended December 31, 2024, 2023 and 2022, was $15.0 million, $56.9 million and $61.6 million, respectively. The decrease in amortization in 2024 compared to 2023, was attributed to the decrease in carrying value as a result of the homeowner contract impairment charges from 2023 to 2024.

	Year Ended December 31,

	2024	2023
Balance at beginning of period	$171,879	$585,205
Acquisitions	—	179
Measurement period adjustments	—	(2,539)
Impairment of goodwill	—	(411,000)
Foreign exchange translation and other	(89)	34
Balance at end of period(1)	$171,790	$171,879

(1) Goodwill is net of accumulated impairment losses of $655.1 million that were recorded to the Company's single reporting unit in prior periods.

Impairment

During the first quarter of 2024, the Company saw significant declines in Gross Booking Value ("GBV") and Nights Sold. The declines are attributable to volatile guest demand and guest bookings. Further, the Company continued to experience a sustained decline in stock price. Based on these factors, the Company concluded the events and changes in circumstances indicated an impairment may exist (the "triggering event") and conducted quantitative impairment assessments of long-lived assets and goodwill as of March 31, 2024. There were no other triggering events identified for the year ended December 31, 2024.

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

Impairment of Goodwill

The Company reviews goodwill for impairment annually, as of the first day of the fourth quarter, and more frequently if events or changes in circumstances indicate an impairment may exist. Based on the triggering event identified above, the Company conducted a quantitative goodwill impairment assessment as of March 31, 2024. The goodwill impairment assessment did not result in goodwill impairment charges as of March 31, 2024 as the fair value estimate of the Company's single reporting unit exceeded its carrying amount. For its annual impairment test, the Company performed a quantitative analysis as of October 1, 2024. The goodwill impairment assessment did not result in goodwill impairment charges as of October 1, 2024. The fair value estimate of the Company's single reporting unit was derived from a combination of an income approach and a market approach. Under the income approach, the Company estimated the fair value of the reporting unit based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of future revenue and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and changes in the reporting unit's projected cash flows. Under the market approach, the Company estimated the fair value of the reporting unit based on revenue market multiples derived from comparable publicly traded companies with similar characteristics as the reporting unit, as well as an estimated control premium.

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

Note 11 — Leases

The Company's material operating leases consist of certain corporate and field office facilities with remaining lease terms ranging from one to five years. Some of the Company's operating leases contain renewal options with varying terms and conditions. The lease term includes renewal options only when it is reasonably certain that the Company will exercise that option. As of December 31, 2024, finance lease contracts were not material.

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

The components of lease cost for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,

	2024	2023	2022
Operating lease cost	$12,563	$13,420	$15,394
Variable lease cost	2,980	2,602	1,264
Short-term lease cost	5,032	6,618	7,744
Total lease cost	$20,575	$22,640	$24,402

Of the total lease cost recorded for the year ended December 31, 2024, $1.8 million was recorded in cost of revenue, $14.1 million was recorded in operations and support, and $4.7 million was recorded in general and administrative expense in the consolidated statements of operations.

Of the total lease cost recorded for the year ended December 31, 2023, $3.4 million was recorded in cost of revenue, $14.3 million was recorded in operations and support, and $4.9 million was recorded in general and administrative expense in the consolidated statements of operations.

Of the total lease cost recorded in the year ended December 31, 2022, $4.6 million was recorded in cost of revenue, $13.7 million was recorded in operations and support, and $6.1 million was recorded in general and administrative expense in the consolidated statements of operations.

Amounts recognized in the consolidated balance sheets related to operating leases as of December 31, 2024 and 2023 were as follows (in thousands):

	As of December 31,

	2024	2023
Assets
Other long-term assets	$18,277	$20,086

Liabilities
Accrued expenses and other current liabilities	$8,756	$8,670
Other long-term liabilities	14,712	17,196
Total lease liabilities	$23,468	$25,866

Future lease payments under non-cancelable leases as of December 31, 2024 are detailed as follows (in thousands):

As of December 31,

2024
2025	$10,029
2026	6,764
2027	4,319
2028	3,435
2029	1,563
Thereafter	—
Total lease payments	26,110
Less: Interest	(2,642)
Total lease liabilities	$23,468

Amounts presented above do not include payments related to leases with terms of less than twelve months.

Other information related to operating leases as of December 31, 2024 and 2023 is detailed as follows:

	As of December 31,

	2024	2023
Weighted-average remaining lease term (in years)	3.3	3.9
Weighted-average discount rate	6.9%	6.7%

Note 12 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,

	2024	2023
Employee-related accruals	$20,721	$23,834
Homeowner reserves	8,161	9,198
Current portion of acquisition liabilities(1)	4,679	11,641
Current portion of operating lease liabilities	8,756	8,670
Legal contingencies(2)	11,158	4,870
Other(3)	8,601	4,607
Total accrued expenses and other current liabilities	$62,076	$62,820

(1) The current portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due within one year.
(2) Refer to Note 21, Commitments and Contingencies for additional information.
(3) Other is primarily comprised of insurance premiums that increased during the year ended December 31, 2024, compared to 2023.

Note 13 — Debt

The Company's debt obligations consisted of the following (in thousands):

	As of December 31,

	2024	2023
Insurance premium financing	$6,522	$3,300
Revolving credit facility	81,000	—
Convertible notes	34,766	—
Total debt	122,288	3,300
Less: current maturities(1)	(6,522)	(3,300)
Long-term portion	$115,766	$—

(1) Current maturities of debt are recorded within accrued expenses and other current liabilities on the consolidated balance sheets.

Insurance Premium Financing

The Company has entered into short-term agreements to finance certain insurance premiums (“Insurance Premium Financing”). The outstanding balance was $6.5 million as of December 31, 2024 and is repayable in monthly installments of principal and interest through September 2025, at a weighted-average annual percentage rate of 7.95%. The Company's insurance premium financing activity for the years ended December 31, 2024 and 2023 consisted of the following:

	As of December 31,

	2024	2023
Balance at beginning of period	$3,300	$4,623
Additions	7,212	4,167
Payments	(3,990)	(5,490)
Balance at end of period	$6,522	$3,300

Interest expense relating to Insurance Premium Financing was $0.3 million, $0.2 million, and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Revolving Credit Facility

In October 2021, Vacasa Holdings, LLC and its wholly owned subsidiary (the "Borrower") and certain of its subsidiaries (collectively, the "Guarantors") entered into a credit agreement with JPMorgan Chase Bank, N.A. and the other lenders party thereto from time to time.

The credit agreement, as subsequently amended in December 2021, June 2023, October 2024 and December 2024 (as amended, the "Credit Agreement"; capitalized terms used herein and not otherwise defined are used as defined in the Credit Agreement), provides for a senior secured revolving credit facility in an aggregate principal amount of $105.0 million ("Revolving Credit Facility"). The Revolving Credit Facility includes a sub-facility for letters of credit in aggregate face amount of $40.0 million, which reduces borrowing availability under the Revolving Credit Facility. Proceeds may be used for working capital and general corporate purposes.

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

The obligations of the Borrower and certain guarantor subsidiaries (the "Guarantors") are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors. As of December 31, 2024, there were $81.0 million in borrowings outstanding under the Revolving Credit Facility. As of December 31, 2024, there were $23.1 million of letters of credit issued under the Revolving Credit Facility, and $0.9 million was available for borrowings.

Upon the consummation of the transactions contemplated by the Merger Agreement, the amendments set forth in the December 2024 amendment shall automatically be deemed to have been made operative, and the Credit Agreement will be amended to, among other things, prevent the consummation of the transactions set forth in the Merger Agreement from triggering a change in control event of default under the Credit Agreement.

Interest expense relating to the Revolving Credit Facility was $5.2 million, $1.1 million, and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Convertible Notes

On August 7, 2024, the Company, and certain of its majority-owned subsidiaries entered into a note purchase agreement (as subsequently amended on October 25, 2024, the “Note Purchase Agreement”) with the purchaser thereof, DK, and certain existing holders of the Company’s Class A Common Stock. The Note Purchase Agreement provides for the issuance and sale of up to $75.0 million aggregate principal amount of first lien senior secured convertible notes due 2029 (the “Convertible Notes”) to DK. The Convertible Notes are comprised of: (i) $30.0 million of notes (the "Initial Notes") issued on August 7, 2024 (the “Convertible Notes Funding Date”); (ii) up to $20.0 million of notes to be issued pursuant to an option granted by the Company to DK, which is exercisable at DK’s option within six months after the Convertible Notes Funding Date, on the same terms and conditions as the Initial Notes (the “Notes Option” and the notes in respect thereof the "DK Option Notes"); and (iii) up to $25.0 million of notes to be issued pursuant to the mutual agreement of the Borrower and DK any time after the Convertible Notes Funding Date, but before the Convertible Notes Maturity Date (as defined below), on the same terms and conditions as the Initial Notes (the “Mutual Option Notes” and together with the DK Option Notes, the “Additional Notes”). In the event DK does not exercise the Notes Option, then the Company may issue the DK Option Notes to a third-party purchaser pursuant to the terms of the Note Purchase Agreement. Simultaneously with and pursuant to the Note Purchase Agreement, the Company and certain of its majority-owned subsidiaries, also entered into a collateral agreement (the “Collateral Agreement”) establishing a first priority lien on substantially all of the assets of Holdings, the borrower, and other guarantors, and entered into a guarantee agreement (the “Guarantee Agreement”) guaranteeing the Convertible Notes. The liens established under the Collateral Agreement are pari passu in priority with the liens under the Revolving Credit Facility. As of December 31, 2024, the principal balance outstanding of the Convertible Notes, including paid-in-kind interest settlements, was $31.4 million.

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

The Convertible Notes are convertible, in whole and not in part (subject to certain limitations described below), into shares of the Company’s Class A Common Stock at the option of DK; provided, however, that in the event that any conversion of the Convertible Notes would trigger the change of control rules (as defined in the Convertible Notes), then the Convertible Notes shall be converted in part, at the maximum amount permitted without triggering such change of control rules. The initial conversion price of the Convertible Notes is $4.16 (the “Conversion Price”), which is subject to customary anti-dilution adjustments.

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

On the Convertible Notes Funding Date, the Company also issued to DK an aggregate of 174,825 shares of Class A Common Stock (the “Fee Shares”), representing payment in full of certain amounts payable to DK in respect of the Initial Notes pursuant to the Note Purchase Agreement.

The October 2024 amendment modified the Note Purchase Agreement to conform the terms of the Note Purchase Agreement to the Credit Agreement, as amended, to the extent they apply to the Note Purchase Agreement.

Note 14 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of December 31,

	2024	2023
Class G Common Stock(1)	$449	$506
Long-term portion of acquisition liabilities(2)	—	4,682
Long-term portion of operating lease liabilities	14,712	17,196
Other	10,584	10,695
Total other long-term liabilities	$25,745	$33,079

(1) For more information, see Note 16, Equity.
(2) The long-term portion of acquisition liabilities includes contingent consideration and deferred payments to sellers due after one year.

Note 15 — Income Taxes

For financial reporting purposes, the domestic and foreign components of losses before income taxes were as follows (in thousands):

	Year Ended December 31,

	2024	2023	2022
United States	$(149,985)	$(509,088)	$(326,328)
Foreign	(4,099)	(17,558)	(4,799)
Total	$(154,084)	$(526,646)	$(331,127)

Income tax expense consists of the following (in thousands):

	Year Ended December 31,

	2024	2023	2022
Current:
Federal U.S.	$—	$—	$1,509
State and local	461	476	1,122
Foreign	398	93	473
Total current provision for income taxes	859	569	3,104
Deferred and other:
Federal U.S.	—	763	(763)
State and local	—	254	(254)
Foreign	—	—	(1,065)
Total deferred expense (benefit) for income taxes	—	1,017	(2,082)
Total income tax expense	$859	$1,586	$1,022

Effective Income Tax Rate

The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Year Ended December 31,

	2024	2023	2022
Income tax expense at federal statutory rate	21%	21%	21%
Decrease in tax rate resulting from:
Noncontrolling Interest	(6)%	(9)%	(9)%
Valuation Allowance	(13)%	(12)%	(12)%
Other	(3)%	—%	—%
Income tax expense	(1)%	—%	—%

Our effective tax rates for the years ended December 31, 2024, 2023, and 2022 differ from the U.S. federal statutory rate of 21%, primarily due to the effect of the taxable income or loss that is allocated to the non-controlling interest and the Company's valuation allowance.

Deferred Tax Assets and Liabilities

Deferred income tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,

	2024	2023
Deferred Tax Assets ("DTA"):
Net operating loss and tax credit carryforwards	$64,380	$55,923
Reserves and accruals not currently deductible for tax purposes	—	46
ASC 718 Adjustment	9,378	7,121
Property, plant, and equipment	52	90
Investment in Vacasa Holdings, LLC	91,412	83,453
Investment in Subsidiaries	96	95
Intangibles	6,644	6,729
Other - DTA	7,888	4,414
Gross deferred tax assets	179,850	157,871
Less: valuation allowance	(179,703)	(157,610)
Total deferred tax assets	$147	$261
Deferred Tax Liabilities ("DTL"):
Accrued Expenses	(11)	(67)
Other - DTL	(136)	(194)
Total deferred tax liabilities	$(147)	$(261)
Net deferred tax asset (liability)(1)	$—	$—

(1) Net deferred tax assets are recorded within other long-term assets on the consolidated balance sheets. Net deferred tax liabilities are recorded primarily within other long-term liabilities on the consolidated balance sheets.

For the year ended December 31, 2024, the change in valuation allowance was $22.1 million. For the year ended December 31, 2023, the change in valuation allowance was $71.2 million.

In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. In assessing the ultimate realizability of its deferred tax assets, the Company considers all available evidence, including cumulative historical and forecasted losses. The Company has had significant cumulative book and tax losses and is currently generating losses, and as such, does not believe it is more likely than not that its U.S. and foreign deferred tax assets will be realized. Accordingly, a full valuation allowance has been established in the U.S. and foreign jurisdictions, and no deferred tax assets and related tax benefit have been recognized in the financial statements..

As of December 31, 2024 and 2023, the Company did not have any unrecognized tax benefits. The Company did not recognize interest or penalties associated with unrecognized tax benefits during any of the periods presented.

Operating Loss and Tax Credit Carryforwards

The Company has federal tax net operating loss ("NOL") carryforwards related to its domestic operations of approximately $253.5 million as of December 31, 2024, of which $9.8 million will begin to expire in 2035, and the remaining of which have an indefinite carryforward.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2024, the Company was no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2021.

Note 16 — Equity

The Company has one class of preferred stock authorized and three classes of common stock: Class A Common Stock, Class B Common Stock and Class G Common Stock. Holders of the Class A Common Stock and Class B Common Stock will vote together as a single class on all matters submitted to stockholders for their vote or approval, except as required by applicable law. Each share of Class A and Class B Common Stock will be entitled to one vote on such matters. Holders of the Class G Common Stock will not be entitled to vote (except as required by applicable law).

Reverse Stock Split

On October 2, 2023, we completed a 1-for-20 Reverse Stock Split of the Company's outstanding Class A Common Stock, Class B Common Stock, and Class G Common Stock. The Reverse Stock Split had no effect on the number of authorized shares of any class of common stock. Par value remained $0.00001 per share. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. Share and share-related information presented in these consolidated financial statements has been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split where applicable.

Preferred Stock

The Company has been authorized to issue 30,000,000 shares of preferred stock with a par value of $0.00001 per share. Voting and other rights and preferences may be determined from time to time by the Company's Board of Directors. As of December 31, 2024, there were no shares of preferred stock issued and outstanding.

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.00001 per share. As of December 31, 2024, there were 15,734,264 shares of Class A Common Stock outstanding. The holders of the Company's Class A Common Stock are entitled to receive dividends when, as and if, declared by the Company's Board out of legally available funds.

Class B Common Stock

The Company is authorized to issue 469,841,529 shares of Class B Common Stock, par value $0.00001 per share, which shares were issued to Existing VH Holders that continued to hold their investment in OpCo Units of Vacasa Holdings. The holders of the Class B Common Stock hold an equal number of OpCo Units in Vacasa Holdings. From time to time, the Class B Common Stock and OpCo Units held by the Existing VH Holders may be exchanged for one share of Class A Common Stock of the Company or cash (based on the market price for a share of Class A Common Stock) at the election of the Company's Board. As of December 31, 2024, there were 6,750,262 shares of Class B Common Stock outstanding.

Class G Common Stock

The Company is authorized to issue 30,000,000 shares of Class G Common Stock, par value $0.00001 per share. The holders of the Company's Class G Common Stock will not be entitled to vote (except as required by applicable law). As of December 31, 2024, there were 316,666 shares of Class G Common Stock outstanding.

Pursuant to the Certificate of Incorporation, the shares of the Company's Class G Common Stock issued will be automatically converted into shares of the Company's Class A Common Stock to the extent certain triggering events occur prior to the 10th anniversary of the Reverse Recapitalization, including specified strategic transactions and other triggering events based on the shares of the Class A Common Stock closing trading price equaling or exceeding certain price thresholds for any 20 days within a 30-trading-day period. The first price threshold is $250.00 per share, the second price threshold is $300.00 per share, and the third price threshold is $350.00 per share (in each case, as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like). Upon the occurrence of the first price threshold, second price threshold, and third price threshold, the number of shares of the Company's Class A Common Stock that will be issued upon the conversion of the applicable shares of the Company's Class G Common Stock will equal 120,983, 136,105, and 154,253, respectively. Any shares of Class G Common Stock that remain outstanding on the tenth anniversary of the closing date of the Reverse Recapitalization will be automatically transferred to the Company for no consideration and will be retired and cancelled in accordance with the Certificate of Incorporation.

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

Redeemable Noncontrolling Interest

The redeemable noncontrolling interest relates to the economic interest of Vacasa Holdings OpCo Units not owned by the Company. As of December 31, 2024, the Company directly owned approximately 70% of the interest in Vacasa Holdings and the redeemable noncontrolling interest was 30%. The Existing VH Holders that hold the OpCo Units of Vacasa Holdings own an equal number of shares of Class B Common Stock. Due to the cash redemption and the Existing VH Holders controlling the Board of Directors of the Company, the Company has accounted for the redeemable noncontrolling interest as temporary equity.

Note 17 — Equity-Based Compensation

2021 Plan

Under the 2021 Incentive Award Plan (the "2021 Plan"), the Board of Directors may grant incentive stock options ("ISOs") to employees of the Company and certain subsidiaries and nonqualified stock options ("NSOs"), restricted stock, RSUs, SARs, performance units and performance bonus awards, and PSUs to employees, members of the Board of Directors and consultants of the Company and its subsidiaries.

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

As of December 31, 2024, there were 3,568,309 shares of the Company's Class A Common Stock reserved for future grants under the 2021 Plan. The number of shares reserved for issuance is subject to an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (a) 3% of the shares of our Class A Common Stock outstanding on the last day of the immediately preceding fiscal year, (b) an amount of additional shares such that the total number of shares available for issuance under the 2021 Plan on such first day of the year, after giving effect to the additional shares, equals 5% of the shares of our Class A Common Stock outstanding on the last day of the immediately preceding fiscal year and (c) such smaller number of shares of our Class A Common Stock as determined by our Board; provided, however, that no more than 25,000,000 shares of our Class A Common Stock may be issued upon the exercise of ISOs. Pursuant to the annual increase provision, an additional 734,619 shares of our Class A Common Stock became reserved for issuance effective January 1, 2025.

ESPP

The ESPP authorizes the issuance of shares of Class A Common Stock pursuant to purchase rights granted to employees.

As of December 31, 2024, there were 479,569 shares of our Class A Common Stock reserved for future sale to employees under the ESPP. The number of shares reserved for issuance is subject to an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (a) 1% of the shares of our Class A Common Stock outstanding on the last day of the immediately preceding fiscal year, (b) an amount of additional shares such that the total number of shares available for issuance under the ESPP on such first day of the year, after giving effect to the additional shares, equals 2% of the shares of our Class A Common Stock outstanding on the last day of the immediately preceding fiscal year, and (c) such number of shares of our Class A Common Stock as determined by our Board. The shares reserved for issuance under the ESPP may be authorized but unissued shares or reacquired shares. Pursuant to the annual increase provision, an additional 244,873 shares of our Class A Common Stock became reserved for issuance effective January 1, 2025.

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

The historical UARs were generally subject to both service-based and liquidity-based vesting conditions. The service-based vesting condition is satisfied based on continued service over a period of time that is set forth in the applicable award agreement. The liquidity-based vesting condition is satisfied upon (i) a change in control (as defined in the UAR Plan) or (ii) the occurrence of the date that is six months and one day following an initial public offering of the Company's securities. The Business Combination Agreement, as described in Note 2, Basis of Presentation and Use of Estimates, provides that the liquidity-based vesting condition will be deemed satisfied if the holder of a Vacasa SAR Award (into which UARs were converted) remains a service provider of the company through the 180th day following the closing of the Reverse Recapitalization. In connection with the Reverse Recapitalization, each UAR that was outstanding immediately prior to the Reverse Recapitalization was converted into a SAR of the Company on terms substantially identical to those in effect prior to the Reverse Recapitalization, except for adjustments to the underlying number of shares and the exercise price based on the determined exchange ratio. The exchange was treated as a modification of the awards that did not result in any incremental compensation expense at the closing of the Reverse Recapitalization. Through December 6, 2021, no equity-based compensation expense had been recognized for the historical UAR awards with the liquidity-event performance-based vesting condition based on the occurrence of a qualifying event, as such qualifying event was not probable. Upon the Reverse Recapitalization, the liquidity-event performance-based condition was met and $18.4 million of equity-based compensation expense was recognized related to these awards.

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

Equity-based Award Activities

Restricted Stock Units

A summary of the RSU activity during the periods indicated is as follows :

Activity Type	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	269	$99.20
Granted	825	$19.14
Vested	(161)	$75.30
Forfeited	(100)	$60.33
Outstanding as of December 31, 2023	833	$27.58
Granted	872	$4.53
Vested	(323)	$26.06
Forfeited	(304)	$23.24
Outstanding as of December 31, 2024	1,078	$10.67

As of December 31, 2024, there was unrecognized compensation expense of $9.8 million related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

Performance Stock Units

The Company has granted PSUs to certain members of its leadership team, which vest based upon the achievement of performance criteria and requisite service. Grants issued prior to 2024 utilized PSU performance criteria based on the achievement of certain share price appreciation targets. Attainment of each share price appreciation target is measured based on either the trailing 45 or 60 trading day average closing trading price of our Class A Common Stock or, in the event of a change in control, the amount per share of Class A Common Stock to be paid to a stockholder in connection with such change in control. The PSU performance criteria for awards granted in 2024 are based on the achievement of requisite service and performance criteria, which will be determined by the Company's cumulative free cash flow. The number of PSUs granted included in the table below is based on the maximum potential achievement for all awards.

A summary of the PSU activity during the periods indicated is as follows :

	Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	105	$58.00
Granted	150	$9.68
Forfeited	(5)	$75.82
Outstanding as of December 31, 2023	250	$29.40
Granted	533	$2.40
Forfeited	(74)	$9.54
Outstanding as of December 31, 2024	709	$11.29

As of December 31, 2024, there was unrecognized compensation expense of $2.5 million related to unvested PSUs, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Appreciation Rights

A summary of the SARs activity during the periods indicated is as follows:

	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2022	87	$61.20
Forfeited	(42)	$60.91
Outstanding as of December 31, 2023	45	$61.54
Forfeited	(23)	$59.88
Outstanding as of December 31, 2024	22	$63.27

As of December 31, 2024, unrecognized compensation expense was immaterial for the Company's SARs that will be recognized over a weighted-average remaining recognition period of less than one year. As of December 31, 2024, the Company's outstanding SARs had a weighted-average remaining contractual life of 3.8 years and no intrinsic value.

Stock Options

A summary of the stock options activity during the periods indicated is as follows:

Activity Type	Stock Options (in thousands)	Weighted Average Exercise Price
Outstanding as of December 31, 2022	234	$18.40
Exercised	(49)	$9.18
Forfeited	(29)	$33.49
Outstanding as of December 31, 2023	156	$20.76
Exercised	(19)	$3.03
Forfeited	(20)	$26.72
Outstanding as of December 31, 2024	117	$22.68

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2024 was immaterial. As of December 31, 2024, unrecognized compensation expense for the Company's stock options is immaterial and will be recognized over a weighted-average remaining recognition period of less than one year. As of December 31, 2024, the Company's outstanding stock options had a weighted-average remaining contractual life of 2.2 years and the intrinsic value is immaterial.

Employee Equity Units

A summary of the Vacasa Employee Holdings LLC employee equity units activity during the periods indicated is as follows:

	Employee Equity Units (in thousands)	Weighted-Average Grant Date Fair Value
Unvested outstanding as of December 31, 2022	101	$112.00
Vested	(26)	$98.31
Forfeited	(70)	$122.95
Unvested outstanding as of December 31, 2023	5	$29.63
Vested	(5)	$29.63
Unvested outstanding as of December 31, 2024	—	$—

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

Prior to the consummation of the Reverse Recapitalization (as described in Note 2, Basis of Presentation and Use of Estimates), Vacasa Holdings effectuated the Vacasa Holdings Recapitalization, pursuant to which all outstanding employee equity units were recapitalized in accordance with the OpCo LLC Agreement, which continue to be subject to the same vesting conditions as applied to such employee equity units before the recapitalization. Upon vesting of each employee equity unit, a corresponding OpCo unit vests and a Class B common share of the Company is issued. The modification did not result in any incremental compensation expense to be recognized. No grants of employee equity units are to be made following the Reverse Recapitalization.

Prior to the consummation of the Reverse Recapitalization, the determination of the fair value of awards on the date of grant utilized an option-pricing model that used the value of the Company's equity units on the date of grant, the expected term of the awards, volatility, risk-free interest rate, and discount for lack of marketability. The Company's computation of expected volatility was based on the historical volatility of selected comparable publicly traded companies over a period equal to the expected term of the award. The risk-free interest rate reflected the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant. The value of the Company's equity units was determined by first determining the BEV of Vacasa Holdings and then allocating that equity fair value to Vacasa Holdings' redeemable convertible preferred units, common units and common unit equivalents. The BEV was estimated primarily using a market approach, which measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets and comparing a business to a group of its peer companies.

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

During March 2024, the Company suspended further contributions to the ESPP and refunded all contributions remaining in the plan. Accordingly, there were no shares of Class A Common Stock purchased under the ESPP during the year ended December 31, 2024, and there were no ESPP options outstanding as of December 31, 2024.

Equity-Based Compensation Expense

The Company recorded equity-based compensation expense for the periods presented in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,

	2024	2023	2022
Cost of revenue	$46	$105	$1,025
Operations and support	513	1,458	5,931
Technology and development	1,901	2,203	5,733
Sales and marketing	587	2,435	5,554
General and administrative	6,907	9,341	15,927
Total equity-based compensation expense	$9,954	$15,542	$34,170

Note 18 — Net Loss Per Share

The Company calculates net loss per share of Class A Common Stock in accordance with ASC 260, Earnings Per Share ("ASC 260"), which requires the presentation of basic and diluted net loss per share. Basic net loss per share is calculated by dividing net loss attributable to Vacasa, Inc. by the weighted-average shares of Class A Common Stock outstanding without the consideration for potentially dilutive shares of common stock. Diluted net loss per share represents basic net loss per share adjusted to include the potentially dilutive effect of RSUs, PSUs, SARs, stock options, employee equity units, Convertible Notes, Notes Option, and Class G Common Stock. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of Class A Common Stock equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. During periods of net loss, diluted loss per share is equal to basic net loss per share because the antidilutive effect of potential shares of common stock is disregarded.

On August 7, 2024, the Company issued the Convertible Notes, which qualify as participating securities under ASC 260 because the holders have participation rights on an as-if-converted basis. Accordingly, basic EPS is determined using the two-class method and diluted EPS is determined using the more dilutive of the two-class method or diluted EPS determined using the treasury stock method and if-converted method, as applicable. Determination of the numerator adjustment under the two-class method considers the dilutive impact of income allocable to noncontrolling interest holders because of Vacasa Holdings’ contractual obligation to issue OpCo units to Vacasa, Inc. upon issuance of Class A Common Stock by Vacasa, Inc.

The following is a reconciliation of basic and diluted loss per share of Class A Common Stock for the periods presented (in thousands, except per share data):

	Year Ended December 31,

	2024	2023	2022
Net loss attributable to Class A Common Stockholders for basic and diluted net loss per share	$(95,193)	$(298,703)	$(177,898)
Weighted-average basic and diluted shares(1)(2)	14,934	12,202	11,171
Basic and Diluted loss per share of Class A Common Stock(1)(2)	$(6.37)	$(24.48)	$(15.92)

(1) Basic and diluted weighted-average shares outstanding include restricted stock units that have vested but have not yet settled into shares of Class A Common Stock.

(2) Weighted-average shares outstanding and equity awards used in the computation of basic and diluted loss per share for prior years have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 16 - Equity for additional information.

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

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share of Class A Common Stock either because their impact would have been antidilutive for the periods presented or because they were contingently issuable upon the satisfaction of certain market conditions (in thousands)(1):

	Year Ended December 31,

	2024	2023	2022
OpCo units(2)	6,750	9,341	9,872
Restricted stock units	1,177	833	269
Performance stock units(3)	709	250	105
Stock appreciation rights	22	45	87
Stock options	117	156	234
Employee equity units	—	5	101
Employee stock purchase plan	—	200	174
Convertible notes	7,539	—	—
Notes option	4,808	—	—
Class G Common Stock	411	411	411
Common shares excluded from calculation of diluted net loss per share	21,533	11,241	11,253

(1) The share amounts for prior years have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on October 2, 2023. Refer to Note 16 - Equity for additional information.

(2) These securities are neither dilutive nor anti-dilutive for the period presented as their assumed redemption for shares of Class A Common Stock would cause a proportionate increase to net loss attributable to Class A Common Stockholders, diluted.

(3) PSUs are contingently issuable upon the satisfaction of certain market conditions. As of December 31, 2024, none of the requisite market conditions have been met, and therefore all such contingently issuable shares have been excluded from the calculation of diluted net loss per share of Class A Common Stock.

Note 19 — Segment Reporting

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates a single operating and reportable segment.

A description of revenue from contracts with customers and disaggregation by nature of the Company’s performance obligations is included in Note 6, Revenue. The majority of the Company's revenue is earned in the United States. The Company's revenue earned outside of the United States did not exceed 10% of total revenues for the years ended December 31, 2024, 2023, or 2022. Long-lived assets by geographical location are based on the location of the legal entity that owns the asset. As of December 31, 2024, the majority of the Company's long-lived assets were located in the United States.

The Company’s CODM reviews the financial performance of the Company's one operating segment using net loss as the primary measure of segment profitability. Net loss reflects revenue generated and expenses incurred. The CODM uses this measure to evaluate the operational efficiency and profitability of the Company, to make strategic decisions about capital allocation, and to assess whether the Company is meeting its financial targets. The CODM does not evaluate the performance of its one operating segment using asset information.

The Company’s CODM reviews results on a monthly basis by comparing actual performance against forecasted targets and prior periods. This measure aligns closely with how resources are managed and allocated within the Company’s one operating segment business.

On a regular basis, the Company’s CODM reviews certain significant segment expenses. The following table reconciles the significant segment expenses regularly reviewed by the Company’s CODM for the years ended December 31, 2024, 2023, or 2022, to the primary measure of segment profitability, net loss (in thousands):

	Year Ended December 31,

	2024	2023	2022
Revenue	$910,485	$1,117,950	$1,187,950
Less significant segment expenses:
Housekeeping(1)	256,519	313,863	323,587
Cost of revenue, other(2)	170,566	205,788	240,786
Field operations(3)	149,663	170,196	189,945
Customer experience(3)	36,330	42,852	53,575
Sales and marketing	157,623	212,269	247,167
Technology and development	51,229	60,800	68,344
General and administrative	86,441	81,612	107,624
Other segment disclosures:
Depreciation	14,943	21,357	21,706
Amortization of intangible assets	15,016	56,890	61,629
Impairment of long-lived assets	84,000	46,000	—
Impairment of goodwill	—	411,000	243,991
Interest income	4,582	7,021	1,991
Interest expense	(5,905)	(2,447)	(2,576)
Income tax expense	(859)	(1,586)	(1,022)
Other segment expenses:
Operations and support, other(4)	35,776	32,658	20,548
Other (expense) income, net(5)	(5,140)	6,115	60,410
Net loss	$(154,943)	$(528,232)	$(332,149)

(1) Housekeeping is an amount included in cost of revenue in the consolidated statements of operations, exclusive of depreciation and amortization and is considered a significant segment expense. Housekeeping consists primarily of employee compensation costs, which include wages, benefits, and payroll taxes.
(2) Cost of revenue, other is an amount included in the cost of revenue in the consolidated statements of operations, exclusive of depreciation and amortization. Cost of revenue, other consists primarily of employee compensation costs, which include wages, benefits and payroll taxes, outside service costs for home maintenance, payment processing fees for merchant fees and chargebacks, and reservation related amenities, as well as fixed rent payments on certain owner contracts, costs associated with community and homeowner associations and real estate brokerage services (prior to 2024). Cost of revenue, other, for 2024 and 2023, also includes severance expense related to workforce reductions (see Note 1, Description of Business and Recent Events).
(3) Field operations and customer experience are amounts included in operations and support in the consolidated statements of operations and are considered significant segment expenses. Costs consist primarily of compensation costs, which include wages, benefits, payroll taxes, and equity-based compensation for employees that support the Company's local operations.
(4) Operations and support, other, is an amount included in operations and support in the consolidated statements of operations and is not considered a significant segment expense. Operations and support, other primarily consists of compensation costs for employees that support our local operations. Operations and support, other, for 2024 and 2023, also includes severance expense related to workforce reductions (see Note 1, Description of Business and Recent Events).
(5) Other (expense) income, net consists primarily of the change in fair value of the Convertible Notes and Notes Option liability, the change in fair value of the contingent earnout shares consideration represented by our Class G Common Stock, and foreign currency exchange gains and losses.

Note 20 — Employee Benefit Plan

The Company maintains the Vacasa 401(k) Plan ("401(k) Plan"), a defined contribution benefit plan, for its employees who satisfy certain eligibility requirements. The 401(k) Plan allows eligible employees to make voluntary contributions at the discretion of the employee, up to the maximum annual contribution subject to Internal Revenue Code limitations. The Company matches contributions made by 401(k) Plan participants equal to 100% of the elective deferrals up to 6% of a participant's annual eligible compensation. Both employee contributions and the Company’s matching contributions are fully vested upon contribution. For the years ended December 31, 2024, 2023, and 2022, the Company recognized matching contribution expense of $7.3 million, $9.2 million, and $10.5 million, respectively.

Note 21 — Commitments and Contingencies

Leases

See Note 11, Leases.

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

As of December 31, 2024 and December 31, 2023, the Company had an obligation to remit Hospitality and Sales Taxes collected from guests in these jurisdictions totaling $13.4 million and $14.7 million, respectively. These payables are recorded in hospitality and sales taxes payable on the consolidated balance sheets.

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

The Company has estimated liabilities in certain jurisdictions with respect to state, city, and local taxes related to lodging where management believes it is probable that the Company has additional liabilities, and the related amounts can be reasonably estimated. These contingent liabilities primarily arise from the Company's transactions with its homeowners, guests, and service contracts and relate to the applicability of transactional taxes (such as sales, value-added and similar taxes) to services provided. As of December 31, 2024 and December 31, 2023, accrued obligations related to these estimated taxes, including estimated penalties and interest, totaled $8.9 million and $10.7 million, respectively. Due to the inherent complexity and uncertainty of these matters and judicial processes in certain jurisdictions, the final outcomes of such matters may result in obligations that exceed the estimated liabilities recorded.

The Company has estimated other contingent non-income tax related liabilities related to domestic and foreign taxing authorities. The subject matter of these contingent liabilities arises from transactions with homeowners and the related information reporting requirements and potential back-up withholding on certain homeowner payments. As of December 31, 2024 and December 31, 2023, accrued obligations related to the information reporting requirements, including estimated penalties and interest, totaled $1.7 million and $1.9 million, respectively. With respect to potential back-up withholding on certain homeowner payments, any estimated liability is inherently subjective due to the complexity and uncertainty of this matter; therefore, any reasonably possible loss or range of loss cannot be estimated.

Refer to Note 15, Income Taxes, for further discussion on other income tax matters.

Litigation

The Company has been and is currently involved in litigation and legal proceedings and subject to legal claims in the ordinary course of business. These include legal claims asserting, among other things, commercial, competition, tax, employment, discrimination, wage-and-hour, consumer, personal injury, negligence, and property rights.

Harry Ramsey III, Administrator of the Estates of Katrina Ramsey, Zoey Ramsey, and Emma Ramsey v. Vacasa LLC, W-Acq. Vacation Rentals North America LLC, Hatteras Realty, LLC, and Vacasa North Carolina LLC, Case No. 23-CVS-26, Dare County Superior Court, North Carolina (filed Jan. 19, 2023)
In January 2023, the Company was served with a complaint filed against multiple subsidiaries of the Company alleging, among other things, wrongful death relating to a fire in 2020 at rental units managed by a subsidiary of the Company. The complaint was filed in Dare County Superior Court in the State of North Carolina and seeks damages related to the deaths of three individuals. The Company believes it has meritorious defenses to the allegations in the complaint and will vigorously contest the allegations. The Company has accrued an immaterial amount related to this claim and management does not believe this matter will have a material adverse effect on the Company’s consolidated financial statements.

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

A.F., by and through her guardian ad litem, et al. v. Vacasa Seasonals LLC et al., CGC-23-609513, Superior Court San Francisco County, California (filed Oct. 3, 2023)
In October 2023, a woman brought a premises liability claim on behalf of herself and her child, alleging that a "slip and fall" accident that occurred while at a vacation home managed by the Company caused premature labor. In June 2024, the parties reached an agreement in principle to settle the case and in February 2024 executed a Settlement Agreement and Release. As a result, the Company recorded a net impact of $1.0 million in its financial statements. The net charge represents the Company's gross liability of $6.3 million offset by an insurance receivable of $5.3 million. The gross liability amount is recorded within accrued expenses and other current liabilities on the consolidated balance sheet. The insurance receivable is recorded within accounts receivable on the consolidated balance sheet.

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

During the periods presented, other than as disclosed above, no material amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to loss contingencies associated with any regulatory matter or legal proceeding. These matters are subject to many uncertainties, and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the regulatory matters and legal proceedings described above will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

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

Note 22 — Subsequent Event

On February 3, 2025, the Company received an unsolicited, non-binding proposal from Davidson Kempner and certain of its affiliates to acquire all outstanding shares of the Company at a price of $5.25 per share , subject to potential downward adjustment in accordance with the terms of such proposal (the “Original Davidson Kempner Proposal”). On February 28, 2025, the Company received a revised unsolicited, non-binding acquisition proposal from Davidson Kempner and certain of its affiliates, which removed certain contingencies and conditions included in the Original Davidson Kempner Proposal and was otherwise on substantially the same terms as the Original Davidson Kempner Proposal (the “Second Revised Davidson Kempner Proposal”). On March 11, 2025, the Company received a revised unsolicited, non-binding acquisition proposal from Davidson Kempner and certain of its affiliates which is on substantially the same terms as the Second Revised Davidson Kempner proposal and (i) provides for a tender offer to potentially reduce time to close, (ii) makes changes to the potential downward adjustment to the merger consideration based on the Company’s liquidity and (iii) provides for the ability of the Company to seek up to $5,000,000 in additional funding from Davidson Kempner through additional convertible notes during the period between signing and closing. The Company has and is continuing to engage in discussions and negotiations with Davidson Kempner regarding the Third Revised Davidson Kempner Proposal in accordance with the terms and conditions of the Merger Agreement.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was effective at December 31, 2024.

This Annual Report does not include an attestation of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Chief Financial Officer Transition

On March 10, 2025, Bruce Schuman, the Company’s Chief Financial Officer and Chief Accounting Officer, informed the Company that he will step down from his position as Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer), effective March 14, 2025, to pursue another opportunity. Mr. Schuman's departure is not the result of any disagreement with the Company or with the Company's financial statements.

The Company has appointed William Atkins as the Company’s Interim Chief Financial Officer and principal financial officer and principal accounting officer, effective March 14, 2025. Mr. Atkins is a consultant to the Company, providing services pursuant to a consulting agreement between the Company and FLG Partners, LLC (“FLG”), a company that specializes in providing chief financial officer and board advisory services (the “Consulting Agreement”).

Mr. Atkins, 63, joined FLG as a partner in 2023, with over 30 years of experience as both chief financial officer of, and advisor to, public and private technology companies. Before joining FLG, he served as Chief Financial Officer for Mobileum, a software and services company, from September 2022 to June 2023, as Chief Financial Officer for One Concern, a climate resilience data analytics company, from November 2019 to December 2021 and was previously Chief Financial Officer at Clarify Health, a healthcare data analytics company, at Airobotics, a robotic drone company, at Calix, Inc., a communications systems and software company, and at Intelsat, a satellite services company. In addition to his Chief Financial Officer roles, Mr. Atkins was Senior Partner of Fairfax Partners, an investing and advisory firm, and was a Managing Director and senior member of Morgan Stanley’s Investment Banking Division.

The term of the Consulting Agreement continues until such time as either party gives written notice of termination. The Consulting Agreement may be terminated by either party with cause, upon 10 days' written notice and without cause, upon 30 days' written notice. The Consulting Agreement provides for compensation for services provided at a rate of $600 per hour and reimbursement of reasonable, documented expenses. Other than the Consulting Agreement, there are no arrangements or understandings between Mr. Atkins and any other person pursuant to which he is being appointed as the principal financial officer and principal accounting officer of the Company. Mr. Atkins has no family relationship with any of the executive officers or directors of the Company.

As described below, to ensure an orderly transition of his responsibilities, following his departure, Mr. Schuman will remain available for a period of time to provide transition consultation services with the Company.

Mr. Schuman Transition Agreement

The Company entered into a Transition Agreement with Mr. Schuman on March 12, 2025 (the “Transition Agreement”), pursuant to which, in exchange for Mr. Schuman executing a general release of claims in favor of the Company and in order to ensure an orderly transition of his responsibilities, Mr. Schuman will provide transition consulting services on an as-requested and as-needed basis during the period commencing on March 17, 2025 and ending on July 17, 2025, or such earlier date as set forth in the Transition Agreement (the “Consulting Period”). During the Consulting Period, the Company will provide Mr. Schuman with a monthly retainer of $37,500, which shall be prorated for any partial month of consulting services during the Consulting Period.

The foregoing descriptions of the Consulting Agreement and the Transition Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, copies of which are filed as Exhibits 10.51 and 10.52, respectively, hereto, and are incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement") to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

Board of Directors	Executive Officers	Corporate Headquarters
850 NW 13th Avenue
Joerg Adams,	Robert Greyber,	Portland, Oregon 97209
Managing Director, Silver Lake	Chief Executive Officer, Vacasa, Inc.	www.vacasa.com

Ryan Bone,	Bruce Schuman,	NASDAQ Listing
Director, Silver Lake	Chief Financial Officer	Class A Commons Stock Symbol - VCSA

Chad Cohen,	William Atkins,	Investor Relations
Former Chief Financial Officer and Chief Operating Officer, Capella Space	Incoming Interim Chief Financial Officer	ir@vacasa.com

Robert Greyber,		Independent Accountants
Chief Executive Officer, Vacasa, Inc.		KPMG LLP Seattle, Washington

Benjamin Levin,		Transfer Agent
Chief Executive Officer, Level Equity Management, LLC		Continental Stock Transfer & Trust Company
1 State Street, 30th Floor
Barbara Messing,		New York, New York 10004
Former Chief Marketing & Communications Officer, Roblox Corporation		212-509-4000

Jeffrey Parks,
Co-founder and Managing Partner, Riverwood Capital

Karl Peterson,
CapitalKP and Peterson Capital Partners, LP

Chris Terrill,
Former Co-Chairman, Z-Work Acquisition Corp.

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

Insider Trading Policies and Procedures

We have adopted an Insider Trading Compliance Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File Number	Date	Exhibit	Filed/Furnished Herewith
2.1	Business Combination Agreement, dated as of July 28, 2021, by and among TPG Pace Solutions Corp., TK Newco, Vacasa Holdings LLC, and certain other parties named therein.	S-4/A	333-258739	10/22/21	Annex A
2.2	Contribution Agreement, dated as of March 7, 2021, by and among TurnKey Vacation Rentals, Inc., Turnkey Vacations, Inc. and Vacasa Holdings LLC.	S-4/A	333-258739	10/22/21	2.2
2.3^^	Agreement and Plan of Merger, dated as of December 30, 2024, by and among Vacasa, Inc., Vacasa Holdings LLC, Casago Holdings, LLC, Vista Merger Sub II Inc. and Vista Merger Sub LLC	8-K	001-41130	12/31/24	2.1
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41130	12/09/21	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41130	12/09/21	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vacasa, Inc. dated May 23, 2023.	8-K	001-41130	05/25/23	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vacasa, Inc. dated October 2, 2023.	8-K	001-41130	10/02/23	3.03
4.1	Note Purchase Agreement, dated as of May 21, 2020, by and among Vacasa Holdings LLC, the purchasers party thereto and Wilmington Savings Fund Society, FSB, as the Administrative Agent and Collateral Agent, as amended.	S-4/A	333-258739	10/22/21	10.17

4.2	Note Purchase Agreement, dated as of August 7, 2024, among Vacasa, Inc., a Delaware corporation, Vacasa Holdings LLC, a Delaware limited liability company, V-Revolver Sub LLC, Vacasa, Inc., a Delaware corporation, the purchasers party thereto and Acquiom Agency Services LLC	8-K	001-41130	08/08/24	4.1
4.3	Amendment No. 1, dated as of October 25, 2024, to the Note Purchase Agreement, dated as of August 7, 2024, among Vacasa Holdings LLC, V-Revolver Sub LLC, each purchaser party thereto and Acquiom Agency Services LLC, as administrative agent and collateral agent.	8-K	001-41130	10/31/24	4.1
4.4	Form of Senior Secured Convertible Note	8-K	001-41130	08/08/24	4.2
4.5	Specimen Class A Common Stock Certificate of Vacasa, Inc.	S-4/A	333-258739	10/22/21	4.1
4.6	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended.	10-K	001-41130	03/01/24	4.2
10.1	Stockholders Agreement, dated as of December 6, 2021.	8-K	001-41130	12/09/21	10.1
10.2	Amendment No. 1 to Stockholders Agreement, dated as of August 16, 2022.	10-K	001-41130	03/14/23	10.2
10.3	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Silver Lake Stockholders.	8-K	001-41130	06/08/23	10.1
10.4	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Riverwood Stockholders.	8-K	001-41130	06/08/23	10.2
10.5	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Level Equity Stockholders.	8-K	001-41130	06/08/23	10.3
10.6	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the EB Stockholders.	8-K	001-41130	06/08/23	10.4
10.7	Registration Rights Agreement, dated as of December 6, 2021.	8-K	001-41130	12/09/21	10.2
10.8	Voting Agreement, dated as of August 7, 2024, among Vacasa, Inc., a Delaware corporation, and each of the Stockholders party thereto	8-K	001-41130	08/08/24	10.1
10.9	Amended and Restated Registration Rights Agreement, dated as of August 7, 2024, among Vacasa, Inc., a Delaware corporation, and each of the Holders party thereto	8-K	001-41130	08/08/24	10.2

10.10^^	Collateral Agreement, dated as of August 7, 2024, among Vacasa Holdings LLC, V-Revolver Sub, LLC, the other grantors party thereto and Acquiom Agency Services LLC, as collateral agent	8-K	001-41130	08/08/24	10.3
10.11^^	Guarantee Agreement, dated as of August 7, 2024, among Vacasa Holdings LLC, V-Revolver Sub, LLC, the subsidiary guarantors party thereto and Acquiom Agency Services LLC, as collateral agent	8-K	001-41130	08/08/24	10.4
10.12	Support Agreement, dated as of December 30, 2024, by and among Vacasa, Inc., Casago Holdings, LLC, SLP V Venice Feeder I, L.P. and SLP Venice Holdings L.P.	8-K	001-41130	12/31/24	10.1
10.13	Support Agreement, dated as of December 30, 2024, by and among Vacasa, Inc., Casago Holdings, LLC, RW Vacasa AIV L.P., RW Industrious Blocker L.P., RCP III Vacasa AIV L.P., Riverwood Capital Partners II (Parallel - B) L.P., Riverwood Capital Partners III (Parallel - B) L.P., RCP III (A) Vacasa AIV L.P., RCP III Blocker Feeder L.P. and RCP III (A) Blocker Feeder L.P.	8-K	001-41130	12/31/24	10.2
10.14	Support Agreement, dated as of December 30, 2024, by and among Vacasa, Inc., Casago Holdings, LLC, Level Equity Opportunities Fund 2015, L.P., Level Equity Opportunities Fund 2018, L.P., LEGP II AIV(B), L.P., LEGP I VCS, LLC, LEGP II VCS, LLC and Level Equity - VCS Investors, LLC.	8-K	001-41130	12/31/24	10.3
10.15	Tax Receivable Agreement, dated as of December 6, 2021, by and among Vacasa, Inc., Vacasa Holdings LLC and certain other parties named therein.	8-K	001-41130	12/09/21	10.3
10.16	Amendment No. 1 to Tax Receivable Agreement, dated as of December 30, 2024, by and among Vacasa, Inc., Vacasa Holdings LLC and the other parties thereto.	8-K	001-41130	12/31/24	10.4
10.17	Fourth Amended and Restated Limited Liability Company Agreement of Vacasa Holdings LLC, dated as of December 6, 2021.	8-K	001-41130	12/09/21	10.4
10.18	Form of Indemnification and Advancement Agreement.	S-4/A	333-258739	11/08/21	10.24

10.19	Revolving Credit Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank.	S-4/A	333-258739	10/22/21	10.19
10.20	Amendment No. 1, dated December 8, 2021, to the Credit Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank.	8-K	001-41130	12/09/21	10.6
10.21	Amendment No. 2 to the Credit Agreement, dated June 20, 2023, between Vacasa Holdings LLC, V-Revolver Sub LLC, and JPMorgan Chase Bank, N.A.	10-Q	001-41130	08/08/23	10.7
10.22	Amendment No. 3, dated as of October 25, 2024, to the Credit Agreement, dated as of October 7, 2021, among Vacasa Holdings LLC, V-Revolver Sub LLC, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and issuing bank.	8-K	001-41130	10/31/24	10.1
10.23	Amendment No. 4 to Revolving Credit Agreement, dated as of December 30, 2024, by and between Vacasa Holdings LLC, V-Revolver Sub LLC, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and issuing bank.	8-K	001-41130	12/31/24	10.5
10.24	Collateral Agreement, dated as of December 6, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the other grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent.	8-K	001-41130	12/09/21	10.7
10.25	Supplement No. 1, dated as of October 6, 2023, to the Collateral Agreement, dated as of December 6, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the other grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent.	10-Q	001-41130	11/08/23	10.1
10.26	Guarantee Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the subsidiary guarantors identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	S-4/A	333-258739	10/22/21	10.20

10.27	Supplement No. 1, dated as of October 6, 2023, to the Guarantee Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the subsidiary guarantors identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-41130	11/08/23	10.2
10.28#	Vacasa, Inc. Non-Employee Director Compensation Program.	8-K	001-41130	12/09/21	10.8
10.29#	Vacasa, Inc. Non-Employee Director Compensation Program, as amended and restated on May 22, 2023.	10-Q	001-41130	08/08/23	10.8
10.30#	Vacasa, Inc. Non-Employee Director Compensation Program, as amended and restated on March 7, 2024.	10-Q	001-41130	08/09/24	10.8
10.31#	Vacasa, Inc. 2021 Incentive Award Plan, as amended and restated on May 23, 2023.	8-K	001-41130	05/23/24	10.1
10.32#	Form of Stock Option Grant Notice under the Vacasa, Inc. 2021 Incentive Award Plan.	S-1	333-261922	12/28/21	10.9.1
10.33#	Form of Restricted Stock Unit Award Grant Notice under the Vacasa, Inc. 2021 Incentive Award Plan.	S-1	333-261922	12/28/21	10.9.2
10.34#	Form of Performance Stock Unit Award Grant Notice under the Vacasa, Inc. 2021 Incentive Award Plan.	10-Q	001-41130	11/10/22	10.4
10.35#	Vacasa, Inc. 2021 Nonqualified Employee Stock Purchase Plan, as amended and restated on May 23, 2023.	10-K	001-41130	03/01/24	10.24
10.36#	TurnKey Vacation Rentals, Inc. 2014 Equity Incentive Plan, as amended.	S-8	333-261693	12/16/21	99.1
10.37#	Vacasa, Inc. 2016 Equity Compensation Incentive Plan.	S-8	333-261693	12/16/21	99.2
10.38#	Offer Letter, dated August 22, 2022, between Vacasa LLC and Robert Greyber.	10-Q	001-41130	11/10/22	10.1
10.39#	Change in Control and Retention Agreement, dated September 6, 2022, between Vacasa LLC and Robert Greyber.	10-Q	001-41130	11/10/22	10.2
10.40#	Offer Letter, dated October 28, 2021, between Vacasa, Inc. and Barbara Messing.	S-4/A	333-258739	11/08/21	10.25
10.41#	Transition Agreement, dated May 3, 2023, between Vacasa LLC and Jamie Cohen.	8-K	001-41130	05/09/23	10.2
10.42#	Transition Agreement, dated February 24, 2024, between Vacasa LLC and John Banczak.	10-Q	001-41130	05/10/24	10.1
10.43#	Offer Letter, dated April 6, 2021, between Vacasa LLC and Craig Smith.	10-K	001-41130	03/21/22	10.20

10.44#^	Change in Control and Retention Agreement, dated April 12, 2021, between Vacasa LLC and Craig Smith.	10-K	001-41130	03/21/22	10.21
10.45#	Separation and Release Agreement, dated February 6, 2023, between Vacasa, LLC and Craig Smith.	10-Q	001-41130	08/08/23	10.4
10.46#	Offer Letter, dated May 3, 2023, between Vacasa, LLC and Bruce Schuman.	8-K	001-41130	08/08/23	10.1
10.47#	Change in Control and Retention Agreement, dated June 1, 2023, between Vacasa, LLC and Bruce Schuman.	10-Q	001-41130	08/08/23	10.2
10.48#	Amended and Restated Offer Letter, dated February 6, 2023, between Vacasa LLC and John Banczak.	10-Q	001-41130	05/09/23	10.1
10.49#	Vacasa Annual Incentive Plan for Executives.	8-K	001-41130	02/16/24	10.1
10.50	Guarantee and Collateral Agreement, dated as of May 21, 2020, by and among Vacasa Holdings LLC, the other Note Parties identified therein, and Wilmington Savings Fund Society, FSB, as Collateral Agent.	S-4/A	333-258739	10/22/21	10.18
10.51	Confidential Consulting Agreement, dated February 12, 2025, between Vacasa, LLC and FLG Partners, LLC.
10.52	Transition Agreement, dated March 12, 2025, between Vacasa LLC and Bruce Schuman.
19.1	Vacasa Insider Trading Compliance Policy					*
21.1	List of Subsidiaries of Vacasa, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97.1	Vacasa, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-41130	3/1/2024	97.1
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
^	Certain portions of this exhibit (indicated by “[***]”) have been omitted as we have determined the omitted information is (i) not material and (ii) the type of information that we both customarily and actually treat as private and confidential.
^^
Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. We will furnish supplementally a copy of such omitted documents to the SEC upon request

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vacasa, Inc.
By:	/s/ Robert Greyber
Robert Greyber
Chief Executive Officer
Date:	March 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2025, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert Greyber	Chief Executive Officer and Director	March 13, 2025
Robert Greyber	(Principal Executive Officer)

/s/ Bruce Schuman	Chief Financial Officer	March 13, 2025
Bruce Schuman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joerg Adams	Director	March 13, 2025
Joerg Adams

/s/ Ryan Bone	Director	March 13, 2025
Ryan Bone

/s/ Chad Cohen	Director	March 13, 2025
Chad Cohen

/s/ Benjamin Levin	Director	March 13, 2025
Benjamin Levin

/s/ Barbara Messing	Director	March 13, 2025
Barbara Messing

/s/ Jeffrey Parks	Chairman of the Board of Directors	March 13, 2025
Jeffrey Parks

/s/ Karl Peterson	Director	March 13, 2025
Karl Peterson

/s/ Chris Terrill	Director	March 13, 2025
Chris Terrill