Form 10-K/A
period 2024-12-31
Vacasa, Inc.
filed 2025-04-30
CIK 1874944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

As of April 15, 2025, 20,432,518 shares of the registrant's Class A Common Stock were outstanding, 2,119,723 shares of the registrant's Class B Common Stock were outstanding, and 316,666 shares of the registrant's Class G Common Stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 of Vacasa, Inc. (the “Company” or “Vacasa”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2025 (the “Original Report”). The sole purpose of this Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K, which was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K.

Also included in this Amendment are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) Item 15 of Part IV of Form 10-K, which has been restated in its entirety as set forth below to include the additional certifications. Because no financial statements are contained within this Amendment, this Amendment does not include certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as set forth in this Amendment, no other changes are made to the Original Report. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other SEC filings subsequent to the filing of the Original Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Set forth below is information concerning the current members of the Board of Directors (the “Board”) of the Company, including their ages as of April 15, 2025, present principal occupations, other business experiences during at least the last five years, membership on standing committees of the Board, public company directorships held during the last five years and certain other directorships. In the biographies below, references to Vacasa Holdings should be deemed to refer to its predecessor Vacasa LLC for periods prior to May 2020.

The biographies below also include references to individual director designation agreements (collectively, the “Director Designation Agreements” and each a “Director Designation Agreement”) dated as of June 7, 2023, that Vacasa entered into with each of (i) SLP Venice Holdings, L.P. and SLP V Venice Feeder I, L.P. (the “Silver Lake Stockholders”); (ii) RW Vacasa AIV LP, RW Industrious Blocker LP, Riverwood Capital Partners II (Parallel-B) L.P., RCP III Vacasa AIV, L.P., RCP III Blocker Feeder LP, Riverwood Capital Partners III (Parallel-B) L.P., RCP III (A) Blocker Feeder LP and RCP III (A) Vacasa AIV L.P. (together with their affiliates, the “Riverwood Stockholders”); and (iii) LEGP I VCS, LLC, LEGP II VCS, LLC, Level Equity Opportunities Fund 2015, L.P., Level Equity Opportunities Fund 2018, L.P., Level Equity - VCS Investors, LLC and LEGP II AIV(B), L.P. (together with their affiliates, the “Level Equity Stockholders”). For more information about the Director Designation Agreements, please see “Item 13. Certain Relationships and Related Transactions and Director Independence – Policies and Procedures for Related Person Transactions – Stockholders Agreement and Director Designation Agreements.”

Director	Age	Board Class	Audit Committee	Compensation Committee	NCG Committee
Robert Greyber	55	I (‘22-’25)
Barbara Messing	53	I (‘22-’25)		•
Karl Peterson	54	I (‘22-’25)	•		•
Joerg Adams	46	II (‘23-’26)			Chair
Jeffrey Parks	44	II (‘23-’26)			•
Chris Terrill	57	II (‘23-’26)	•
Ryan Bone	37	III (‘24-’27)		Chair
Chad Cohen	50	III (‘24-’27)	Chair
Benjamin Levin	53	III (‘24-’27)		•

Robert Greyber has served as our Chief Executive Officer and as a member of our Board since September 2022. Prior to his time at Vacasa, Mr. Greyber held various senior positions with Expedia Group and with Egencia, a leading digital corporate travel platform previously owned by Expedia Group, from March 2004 to April 2020, including most recently as Egencia's President from May 2009 to April 2020 where he was responsible for Egencia’s global strategy, brand, technology and operations and served on the Expedia Group senior executive leadership team. Mr. Greyber also briefly served as Chief Executive Officer and as a member of the board of directors for an unconsummated special purpose acquisition vehicle in 2021. Mr. Greyber received a B.A. in English Literature from the University of Maryland, College Park and an M.B.A. from the University of Chicago, Booth School of Business. We believe Mr. Greyber is well qualified to serve as a member of our Board because of his extensive organizational management and leadership experience and his experience and perspective as our Chief Executive Officer.

Barbara Messing has served as a member of our Board since December 2021. Ms. Messing served as Chief Marketing & People Experience Officer, and subsequently Chief Marketing & Communications Officer, of Roblox Corporation, an online gaming platform, from August 2020 to December 2023. From August 2018 to August 2019, Ms. Messing served as Senior Vice President, Chief Marketing Officer of Walmart US, a company engaged in retail and wholesale operations. Between February 2011 and April 2018, Ms. Messing served as Vice President and Chief Marketing Officer, and later Senior Vice President and Chief Marketing Officer, for TripAdvisor, Inc., an online travel company. Between April 2002 and February 2011, she served in a number of management positions at Hotwire.com, an Internet-based travel agency, including Vice President of Customer Experience and Vice President and General Manager, Travel Ticker. Ms. Messing has served on the board of directors of AppLovin Corporation, a publicly traded mobile technology company, since March 2024. Ms. Messing previously served on the board of directors of Overstock.com, Inc., a publicly traded internet retailer, and the board of directors of XO Group, Inc., which merged with WeddingWire in December 2018. Ms. Messing received her B.A. from Northwestern University and her J.D. from Stanford Law School. We believe Ms. Messing is well qualified to serve as a member of our Board because of her extensive experience in both management and director positions of public companies and in the travel and hospitality sector.

Karl Peterson has served as a member of our Board since December 2021. Mr. Peterson leads CapitalKP and Peterson Capital Partners, LP, family offices overseeing several public stock investments and numerous private investments. Prior to his retirement in late 2022, he was a Senior Partner of TPG and the Managing Partner of its affiliate, TPG Pace Group. After rejoining TPG in 2004, Mr. Peterson led investments for the firm in technology, media, financial services and travel sectors and oversaw TPG’s European operations from 2010 until 2017 and served on the Executive Committee of TPG. Prior to 2004, he was a co-founder and the President and Chief Executive Officer of Hotwire.com. He led the business from its launch through its sale to InterActiveCorp in 2003. Before Hotwire, Mr. Peterson was a principal at TPG in San Francisco, and from 1992 to 1995, he was a financial analyst at Goldman, Sachs & Co. Mr. Peterson currently serves on the board of directors of Sabre Corporation and Playa Hotels & Resorts and is the Chairman of Accel Entertainment. Mr. Peterson holds a B.B.A. from the University of Notre Dame. We believe Mr. Peterson is well qualified to serve as a member of our Board because of his significant leadership, investment and financial expertise.

Joerg Adams joined the Vacasa Holdings board of managers in October 2019 and has served as a member of our Board since December 2021. Mr. Adams currently serves as a Managing Director at Silver Lake, a global technology investment firm, which he joined in August 2006. Mr. Adams served on the board of directors of ServiceMax, Inc. from February 2019 to January 2023. Mr. Adams holds a B.S. in Finance from Indiana University and a degree in Business Administration from the European School of Business in Reutlingen, Germany. Mr. Adams serves on our Board as a designee in accordance with the Director Designation Agreement between the Company and the Silver Lake Stockholders (as defined and described above). We believe Mr. Adams is well qualified to serve as a member of our Board because of his extensive leadership and management experience working in private equity across portfolio companies and his experience advising technology companies.

Jeffrey Parks joined the Vacasa Holdings board of managers in October 2017, has served as a member of our Board since December 2021, and currently serves as our Chairperson. Mr. Parks is a Co-Founder and Managing Partner of Riverwood Capital, a private equity firm. Prior to co‐founding Riverwood Capital in 2008, Mr. Parks served as an investment executive with KKR & Co. LLP, a private equity firm, as an investment professional at Oaktree Capital Management, and as an investment banker at UBS. Mr. Parks has served on the board of directors of many public and privately held companies, including ForgeRock, Inc. from April 2020 to August 2023, and Nutanix, Inc. from 2013 to 2020. Mr. Parks holds dual B.A. degrees in Economics and Mathematics from Pomona College, where he currently serves on the Board of Trustees. Mr. Parks serves on our Board as a designee in accordance with the Director Designation Agreement between the Company and the Riverwood Stockholders (as defined and described above). We believe Mr. Parks is well qualified to serve as a member of our Board because of his extensive corporate governance and business leadership experience with technology companies, including as a director and private equity investor.

Chris Terrill joined the Vacasa Holdings board of managers in October 2020 and has served as a member of our Board since December 2021. Mr. Terrill served as Co-Chairman of Z-Work Acquisition Corp., a technology company, from February 2021 to December 2023. Prior to joining Z-Work, Mr. Terrill served as Chief Executive Officer of Angi Inc., an online services provider, from October 2017 to November 2018, and as Chief Executive Officer of HomeAdvisor from May 2011 to November 2018. Mr. Terrill currently serves on the board of directors of Anywhere Real Estate Inc. (formerly known as Realogy Holdings Corp.), a residential real estate company, since July 2016, and Yelp Inc., an online platform, since March 2022. He also served on the board of directors of Porch Group, Inc., a consumer data company, from January 2021 to March 2022, and Terminix Global Holdings Inc., a pest control company, from July 2021 to October 2022. Mr. Terrill holds a B.S. in Advertising from the University of Texas at Austin and an M.B.A. from the University of Houston. We believe Mr. Terrill is well qualified to serve as a member of our Board because of his extensive experience leading and advising technology-driven public companies.

Ryan Bone joined the Vacasa Holdings board of managers in May 2020 and has served as a member of our Board since December 2021. Mr. Bone is a Managing Director of Silver Lake, a global technology investment firm, which he joined in 2013. Prior to joining Silver Lake, Mr. Bone worked in the Technology, Media and Telecommunications Investment Banking Group at Goldman Sachs. Mr. Bone currently serves on the boards of directors of ProService, Vantage Data Centers North America, and Vantage Data Centers EMEA. Mr. Bone holds a B.A. in Economics from Amherst College. Mr. Bone serves on our Board as a designee in accordance with the Director Designation Agreement between the Company and the Silver Lake Stockholders (as defined and described above). We believe Mr. Bone is well qualified to serve as a member of our Board because of his extensive leadership and management experience working in private equity across portfolio companies and his experience advising technology companies.

Chad Cohen joined the Vacasa Holdings board of managers in October 2020 and has served as a member of our Board since December 2021. Mr. Cohen has served as a partner and co-founder of Scala Advisors since January 2024. Mr. Cohen previously served as Chief Financial Officer and Chief Operating Officer of Capella Space, a satellite-based earth observation company, from November 2022 to January 2024, the Chief Financial Officer of Adaptive Biotechnologies Corp., a publicly traded immune-driven medicine company, from August 2015 through February 2022 and as Chief Financial Officer of Zillow Group, a publicly traded real estate marketplace company, from March 2011 to August 2015. Mr. Cohen previously served on the board of directors of Trupanion, Inc., a publicly traded pet insurance company, from December 2015 to July 2019. Mr. Cohen holds a B.S.B.A. in Management with a concentration in Accounting from Boston University. We believe Mr. Cohen is well qualified to serve as a member of our Board because of his experience with public companies, both as an executive officer and as a director and because of his financial expertise.

Benjamin Levin joined the Vacasa Holdings board of managers in 2016 and has served as a member of our Board since December 2021. Mr. Levin founded and currently serves as Chief Executive Officer of Level Equity Management, LLC. Prior to founding Level Equity, Mr. Levin served as a Managing Director at Insight Venture Partners. Mr. Levin holds an A.B. in Government from Harvard University. Mr. Levin serves on our Board as a designee in accordance with the Director Designation Agreement between the Company and the Level Equity Stockholders (as defined and described above). We believe Mr. Levin is well qualified to serve as a member of our Board because of his extensive experience in the private equity and venture capital industry and his financial, business and leadership experience.

AUDIT COMMITTEE

Our Audit Committee of the Board (“Audit Committee”) oversees our corporate accounting and financial reporting process and assists our Board in its oversight of (i) the integrity of financial statements, (ii) accounting principles, policies and financial and accounting controls, (iii) compliance with legal and regulatory requirements, (iv) our risk management program, (v) the performance of our independent auditor and (vi) the design and implementation of our internal audit function and internal controls. The Audit Committee is responsible for, among other things:

•appointing, compensating, retaining and overseeing the work of our independent auditor and any other registered public accounting firm engaged for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services;

•discussing with our independent auditor any audit issues or difficulties in connection with the preparation of the financial statements and management’s response;

•pre-approving all audit and non-audit services provided by our independent auditor (other than those provided pursuant to appropriate preapproval policies established by the committee or exempt from such requirement under SEC rules);

•reviewing and discussing our annual and quarterly financial statements with management and our independent registered public accounting firm;

•discussing and overseeing our policies with respect to risk assessment and risk management, including cybersecurity, data protection, safety, and major financial risk exposures and the steps management has taken to monitor and control such exposures; and

•establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Our Audit Committee consists of Chad Cohen (Chair), Karl Peterson and Chris Terrill. Our Board has determined that each of the foregoing individuals qualifies as independent under the Nasdaq rules applicable to serving on an audit committee and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board has also determined that each member of the Audit Committee meets the financial literacy requirements of the Nasdaq rules and that each of Chad Cohen, Karl Peterson and Chris Terrill qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

COMPANY POLICIES AND PROCEDURES

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

Insider Trading Policies and Procedures

We have adopted an Insider Trading Compliance Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. A copy of our Insider Trading Compliance Policy was filed as Exhibit 19.1 to the Original Report.

EXECUTIVE OFFICERS

Our current executive officers, their ages as of April 15, 2025, and their business experience during at least the past five years are set forth below. Biographical information pertaining to Mr. Greyber, who is both an executive officer and a director of the Company, can be found in “ – Board of Directors” above.

Named Executive Officer	Title	Age
Robert Greyber	Chief Executive Officer	55
William Atkins	Interim Chief Financial Officer	63

William Atkins has served as our Interim Chief Financial Officer since March 2025. Mr. Atkins is a consultant to the Company, providing services pursuant to a consulting agreement between the Company and FLG Partners, LLC (“FLG”), a company that specializes in providing chief financial officer and board advisory services. Mr. Atkins joined FLG as a partner in 2023, with over 30 years of experience as both chief financial officer of, and advisor to, public and private technology companies. Before joining FLG, he served as Chief Financial Officer for Mobileum, a software and services company, from September 2022 to June 2023, and as Chief Financial Officer for One Concern, a climate resilience data analytics company, from November 2019 to December 2021. Prior to that, he served as Chief Financial Officer at Clarify Health, a healthcare data analytics company, at Airobotics, a robotic drone company, at Calix, Inc., a communications systems and software company, and at Intelsat, a satellite services company. Mobileum filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in July 2024 and emerged in September 2024. In addition to his Chief Financial Officer roles, Mr. Atkins was Senior Partner of Fairfax Partners, an investing and advisory firm, and was a Managing Director and senior member of Morgan Stanley’s Investment Banking Division.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our Common Stock to file with the SEC reports of their ownership and changes in their ownership of our Common Stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024, filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our Common Stock were filed on a timely basis during the year ended December 31, 2024, other than, due to administrative error, (i) one Form 4 filed by Robert Greyber, to reflect one transaction that was untimely filed, and (ii) one Form 4 filed by Bruce Schuman, to reflect one transaction that was untimely filed.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2024 Summary Compensation Table” below. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

In 2024, our “named executive officers” and their positions were as follows:

Named Executive Officer	Title	Age(1)
Robert Greyber	Chief Executive Officer	55
Bruce Schuman(2)	Former Chief Financial Officer	54
John Banczak(3)	Former Chief Operating Officer	56
(1) As of April 15, 2025.
(2) Mr. Schuman served as Chief Financial Officer from June 2023 until his employment with the Company ended, effective March 14, 2025.
(3) Mr. Banczak served as the Chief Operating Officer from October 2022 until his employment with the Company ended, effective March 31, 2024. He continued to serve as an advisor to the Company through September 30, 2024.

All share amounts and stock price targets in the following discussion take into account the 1-for-20 reverse stock split of the Company’s Class A common stock (“Class A Common Stock”) that occurred on October 2, 2023.

2024 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Robert Greyber	2024	600,000	255,450	1,238,758	523,800	15,731	2,633,739
Chief Executive Officer	2023	600,000	390,000	1,636,120	—	8,367	2,634,487
Bruce Schuman(4)	2024	425,000	90,472	275,278	185,512	—	976,262
Former Chief Financial Officer	2023	248,462	75,863	619,270	—	30	943,625
John Banczak(5)	2024	134,615	—	—	—	2,971	137,587
Former Chief Operating Officer	2023	500,000	162,500	728,634	—	5,252	1,396,386

(1) Reflects the portion of each executive’s 2024 annual performance bonus that was based on individual performance. The remainder of each executive’s 2024 annual performance bonus that was based on corporate goals is reported in the “Non-Equity Incentive Plan Compensation” column. For more details, see “Elements of our Executive Compensation Program–2024 Bonuses” below.
(2) For 2024 and 2023, the amounts represent the aggregate grant date fair value of the restricted stock units (“RSUs”) and performance stock units (“PSUs”) awarded to our named executive officers, calculated in accordance with ASC Topic 718. The ASC Topic 718 grant date fair value of the RSUs was determined based on the closing price of our Class A Common Stock on the grant date. The ASC Topic 718 grant date fair value of PSUs was determined as of the grant date using the Monte-Carlo simulation method, which utilizes multiple input variables to estimate the probability of meeting the performance objectives established for the award, including the expected volatility of our stock price and a risk-free interest rate derived from Treasury Constant Maturities yield rates for the period; accordingly, the maximum grant date fair values of PSUs were the same as their target grant date fair values shown in the table. Based on the Monte-Carlo simulation method, the grant date fair value of the PSUs granted in 2024 was $433,385 for Mr. Greyber, $96,307 for Mr. Schuman, and $0 for Mr. Banczak. Additional information on equity-based awards is included in Note 17 to our audited consolidated financial statements included in the Original Report.
(3) Amounts shown reflect company matching contributions under our 401(k) plan.
(4) Mr. Schuman served as the Company’s Chief Financial Officer from June 1, 2023 until March 14, 2025. He will continue to serve as an advisor to the Company through July 17, 2025.
(5) Mr. Banczak served as the Company’s Chief Operating Officer from October 14, 2022 until March 31, 2024. He continued to serve as an advisor to the Company through September 30, 2024.

Elements of Our Executive Compensation Program

2024 Base Salaries

The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. The base salaries of our named executive officers are reviewed from time to time and adjusted when our Compensation Committee of the Board (the “Compensation Committee”) determines an adjustment is appropriate.

In fiscal year 2024, Mr. Greyber’s annual base salary was $600,000, Mr. Schuman’s annual base salary was $425,000, and Mr. Banczak’s annual base salary was $500,000.

2024 Bonuses

We maintain an annual bonus plan that is designed to motivate and reward our executives, including our named executive officers, for achievements relative to our goals and expectations for each fiscal year. Each named executive officer has a target bonus opportunity, defined as a percentage of his or her annual base salary. Following the end of each year, our Compensation Committee determines the bonuses for our executives, including our named executive officers, based on company performance against pre-established objectives and individual performance, and retains discretion to allow for individual adjustments, based on such factors as it deems appropriate.

The bonus targets for our named executive officers for 2024, expressed as a percentage of their respective base salaries, were 100% for Mr. Greyber and 50% for Messrs. Schuman and Banczak.

Our corporate performance objectives for 2024 included achievement of certain adjusted EBITDA targets established by the Compensation Committee in February of 2024. In February 2025, the Compensation Committee determined that our corporate goals for the year were achieved at 116.4% based on the original goals set in February 2024. The Compensation Committee deemed the individual performance factors for each of Messrs. Greyber and Schuman to have been achieved at 170.3%, based on a review of the goals set during the course of the year and management's performance against those goals. In the first quarter of 2025, the Compensation Committee approved the payment of 2024 bonuses to our then-employed named executive officers based on overall achievement for the year against the foregoing goals, and bonuses were paid to our named executive officers in the amounts set forth above in the 2024 Summary Compensation Table in the columns entitled “Bonus” (for the portion of the bonus based on individual performance) and “Non-Equity Incentive Plan Compensation” (for the portion of the bonus based on corporate goals).

2024 Equity Grants

A key component of an executive officer’s compensation is long-term equity incentive awards, which are critical to focusing our executives on the Company’s long-term growth and creating stockholder value.

For 2024, our equity awards for our named executive officers took the form of time-based RSU awards, and PSU awards. The RSU awards vest as to 1/3rd of the total number of RSUs on each anniversary of February 20, 2024, subject to continued service through the applicable vesting date. The PSU awards vest based on the achievement of certain free cash flow metrics over the 2025 to 2026 performance period, subject to continued service through February 20, 2027. Each RSU and PSU represents the right to be issued one share of our Class A Common Stock upon vesting. Given the ongoing strategic alternatives review process at the time these awards were granted, the Compensation Committee determined, as a condition of the grant, that none of the awards granted to Vacasa’s executives in 2024 would be subject to acceleration of vesting thereof in the event of a change in control of the Company.

In July 2024, we granted Mr. Greyber an award of 180,577 RSUs and an award of 180,577 PSUs.

In July 2024, we granted Mr. Schuman an award of 40,128 RSUs and an award of 40,128 PSUs. Due to Mr. Schuman’s employment with the Company ending effective March 14, 2025, the unvested portion of these awards were forfeited.

During fiscal year 2024, Mr. Banczak did not receive any equity awards prior to his employment ending with the Company effective March 2024.

Equity Award Timing Policies and Practices

We do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. In 2024, we did not grant new awards of stock options, stock appreciation rights, or similar option-like instruments to our named executive officers.

Other Elements of Compensation

Retirement Savings, Employee Stock Purchase Plan and Health and Welfare Benefits

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. We currently match contributions made by 401(k) participants equal to 100% of the elective deferrals up to 6% of a participant’s annual eligible compensation. Participants are 100% vested at all times in the value of their contributions and any Company 401(k) matching contributions. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

All of our full-time employees, including our named executive officers, are generally eligible to participate in our employee stock purchase plan and health and welfare plans sponsored by us. These health and welfare plans generally include medical, dental and vision benefits; short-term and long-term disability insurance; and life and accidental death and dismemberment insurance, but may be modified by the Company at any time.

Perquisites and Other Personal Benefits

We determine perquisites on a case-by-case basis and will provide a perquisite to a named executive officer when we believe it is necessary to attract or retain the named executive officer. We did not provide any material perquisites or personal benefits to our named executive officers not otherwise made available to our other employees in 2024.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table summarizes the number of outstanding equity awards held by each named executive officer as of December 31, 2024.

			Option Awards					Stock Awards
Name	Award	Vesting Start Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)(1)
Robert Greyber	RSUs(2)	9/6/2022	—	—	—	—	—	42,065	206,119	—	—
	PSUs(3)	9/6/2022	—	—	—	—	—	—	—	96,153	471,150
	RSUs(4)	2/20/2023	—	—	—	—	—	13,950	68,355	—	—
	PSUs(5)	2/20/2023	—	—	—	—	—	—	—	55,802	273,430
	RSUs(6)	2/20/2024	—	—	—	—	—	180,577	884,827	—	—
	PSUs(7)	2/20/2024	—	—	—	—	—	—	—	180,577	884,827
Bruce Schuman	RSUs(2)	2/20/2023	—	—	—	—	—	20,360	99,764	—	—
	PSUs(8)	2/20/2023	—	—	—	—	—	—	—	32,576	159,622
	RSUs(6)	2/20/2024	—	—	—	—	—	40,128	196,627	—	—
	PSUs(7)	2/20/2024	—	—	—	—	—	—	—	40,128	196,627
John Banczak	Options(9)	11/1/2019	17,171		22.60		3/31/2026	—	—	—	—
	Options(10)	3/31/2020	651		21.40		3/31/2026	—	—	—	—

(1) Amounts are calculated by multiplying the number of shares or units shown in the table by $4.90, which was the closing price of our Class A Common Stock on December 31, 2024, the last trading day of our fiscal year.
(2) The award vests as to 25% of the total RSUs on the first anniversary of the vesting start date, and as to 1/16th of the total RSUs on each quarterly anniversary thereafter, subject to continued service through the applicable vesting date.
(3) The award vests upon the satisfaction of both service-based and performance-based conditions. The service-based condition will be satisfied as to 1/16th of the total PSUs on each quarterly anniversary of the vesting start date, subject to continued service through the applicable date. The performance-based condition will be satisfied in four tranches (as to 16%, 16%, 32%, and 36% of the total PSUs) upon the achievement of certain increasing stock price targets within the seven-year period beginning on the vesting start date. Except in limited circumstances, Mr. Greyber must continue in service on each date a stock price target is met for the corresponding tranche to satisfy the performance-based condition. Any portion of the award that has not been earned by September 6, 2029 will be forfeited.
(4) The award vests as to 1/12th of the total number of RSUs on each quarterly anniversary of the vesting start date, subject to continued service through the applicable vesting date.
(5) The award vests upon the satisfaction of both service-based and performance-based conditions. The service-based condition will be satisfied as to 1/12th of the total PSUs on each quarterly anniversary of the vesting start date, subject to continued service through the applicable date. The performance-based condition will be satisfied in three equal tranches upon the achievement of certain increasing stock price targets within the three-year period beginning on the vesting start date. Any portion of the award that has not been earned by February 20, 2026 will be forfeited.
(6) The award vests as to 1/3 of the total number of RSUs on each anniversary of the vesting start date, subject to continued service through the applicable vesting date.

(7) The award vests upon the satisfaction of both service-based and performance-based conditions. The service-based condition will be satisfied as to 100% of the total PSUs on the third anniversary of the vesting start date, subject to continued service through the applicable date. The performance-based condition will be satisfied at 0%, 50% or 100% of the total PSUs based on achievement of a pre-established free cash flow target for the 2025 to 2026 performance period.
(8) The award vests upon the satisfaction of both service-based and performance-based conditions. The service-based condition will be satisfied as to 25% of the total PSUs on the first anniversary of the vesting start date, and as to 1/16th of the total PSUs on each quarterly anniversary of such date thereafter, subject to continued service through the applicable date. The performance-based condition will be satisfied in four equal tranches upon the achievement of certain increasing stock price targets within the four-year period beginning on the vesting start date. Any portion of the award that has not been earned by June 1, 2027 will be forfeited.
(9) This award was fully vested in November 2023.
(10) This award was fully vested in March 2024.

Executive Compensation Arrangements

Greyber Employment Arrangements

We have entered into an offer letter with Mr. Greyber. The offer letter generally provides for at-will employment and sets forth Mr. Greyber’s base salary, target annual bonus opportunity, initial equity grant (if applicable), eligibility for refresh equity awards (if applicable), and eligibility to participate in our employee benefit plans.

We have also entered into a change in control and retention agreement with Mr. Greyber (a “CIC Agreement”). Under Mr. Greyber’s CIC Agreement, if Mr. Greyber’s employment with us is terminated by us without cause (as defined in the CIC Agreement) or if he resigns for good reason (as defined below), he will be eligible to receive the following: (i) a lump sum payment equal to the sum of (a) 12 months’ salary, (b) his target annual bonus for the year in which the termination occurs, (c) a prorated target annual bonus for the year in which the termination occurs, and (d) any earned but unpaid bonus for the year before the termination; (ii) reimbursement for the cost of up to 12 months of healthcare continuation coverage; and (iii) if such termination occurs within the period beginning three months before a change in control of the Company and ending on the date following the change in control on which all equity awards that were held by Mr. Greyber immediately before the change in control that vest solely based on continued service over time would become fully vested assuming service continues (such period, the “CIC Period”), 100% vesting acceleration for all equity awards that vest solely based on continued service over time (including, for this purpose, the portion of any equity award with performance-based vesting conditions for which the performance condition has already been met, such that the portion of the award remains eligible to vest solely based on continued service over time) (the “Vesting Acceleration”). Additionally, if Mr. Greyber’s employment with the Company terminates due to his death or disability during the CIC Period, he will be eligible for the Vesting Acceleration.

Under Mr. Greyber’s CIC Agreement, “good reason” generally means any of the following that occurs without his written consent: (a) a material reduction in his annual base salary or target bonus; (b) a material reduction in his title, authority, duties or responsibilities, provided that a reduction in title, authority, duties or responsibilities solely by virtue of the Company being acquired and made part of a larger entity will not constitute a material reduction; (c) a change by more than 60 miles in the geographic location of his principal place of work; or (d) any material breach of the CIC Agreement. A resignation will not be for good reason unless Mr. Greyber first provides the Company (or its successor or affiliate, as applicable) with written notice within 90 days following the initial existence of the acts or omissions constituting the grounds for good reason and a reasonable cure period of not less than 30 days following the date of such notice, during which such grounds have not been cured, and Mr. Greyber resigns his employment within 90 days following the end of the cure period.

The foregoing payments and benefits are subject to Mr. Greyber’s execution and non-revocation of a general release of claims in favor of the Company and its affiliates.

Schuman Transition Agreement

In connection with Mr. Schuman’s separation from employment with the Company on March 14, 2025, we entered into a transition agreement with him on March 12, 2024. The transition agreement provided that if Mr. Schuman remained employed with us until his planned separation date of March 14, 2025, then in exchange for Mr. Schuman executing a general release of claims in favor of the Company and in order to ensure an orderly transition of his responsibilities, Mr. Schuman was to provide transition consulting services on an as-requested and as-needed basis during the period commencing on March 17, 2025 and ending on July 17, 2025, or an earlier date in certain circumstances (the “Schuman Consulting Period”). During the Schuman Consulting Period, we provided Mr. Schuman with a monthly retainer of $37,500, prorated for any partial month of consulting services during the Schuman Consulting Period.

Banczak Transition Agreement

In connection with Mr. Banczak’s separation from employment with the Company on March 31, 2024, we entered into a transition agreement with him on February 23, 2024. The transition agreement provided that if Mr. Banczak remained employed with us until his planned separation date of March 31, 2024, then in exchange for Mr. Banczak executing a general release of claims in favor of the Company and in order to ensure an orderly transition of his responsibilities, Mr. Banczak was to provide transition consulting services on an as-requested and as-needed basis during the period commencing on April 1, 2024 and ending on September 30, 2024, or an earlier date in certain circumstances (the “Banczak Consulting Period”). During the Banczak Consulting Period, we provided Mr. Banczak with the following: (i) a monthly retainer of $41,666, prorated for any partial month of consulting services during the Banczak Consulting Period; and (ii) reimbursement for the cost of a portion of healthcare continuation coverage during the Banczak Consulting Period, with such portion limited to the amount the Company would have otherwise contributed toward Mr. Banczak’s group health insurance as an active employee. Mr. Banczak’s services provided under the transition agreement ended September 30, 2024.

Non-Employee Director Compensation Program

On an annual basis, the Compensation Committee reviews our non-employee director compensation, with input from Compensia, Inc. (“Compensia”), its independent compensation consultant, regarding market practice and the competitiveness of our non-employee director compensation. Our Board approves any changes to our non-employee director compensation, taking into consideration the recommendations of the Compensation Committee and based on its own review.
Our Non-Employee Director Compensation Program (the “Director Compensation Program”) provides our non-employee directors with fixed annual cash retainer fees as well as long-term equity compensation awards for their service on the Board. Additional fixed annual cash retainer fees are paid to non-employee directors for committee membership and chair service.
Under the Director Compensation Program, each non-employee director receives an annual cash retainer of $50,000, and the non-executive chairperson receives an additional annual cash retainer of $40,000. The members of the following committees receive additional annual cash retainers in the amounts set forth below, depending on whether the member serves as chair of the committee:

Committee	Member	Chair
Audit Committee	$12,500	$25,000
Compensation Committee	$10,000	$20,000
Nominating and Corporate Governance Committee	$5,000	$10,000

All annual cash retainers are paid quarterly in arrears following the end of the applicable quarter (and prorated for partial service during a quarter). No additional retainer is paid for service on the Strategy and Finance Committee.

The members of the Special Committee, Messrs. Peterson and Cohen and Ms. Messing, are each entitled to receive a one-time payment of $50,000 for their services on that committee.

Each non-employee director may elect to receive all or part of his or her annual cash retainer in the form of RSUs under the Vacasa, Inc. 2021 Incentive Award Plan (the “2021 Plan”). Elections to convert all or part of the annual cash retainer into RSUs must generally be made on or before December 31 of the year before the year in which the annual cash retainer is scheduled to be paid, or such earlier deadline as established by our Board or its Compensation Committee. Each individual who first becomes a non-employee director is permitted to elect to convert the annual cash retainer payments scheduled to be paid in the same calendar year into RSUs, provided that the election is made before the date the individual becomes a non-employee director. RSUs granted in lieu of all or a portion of the annual cash retainer are issued fully vested on the date of grant, and the number of RSUs is calculated by dividing (a) the amount of the annual retainer that would have otherwise been paid by (b) the average closing trading price of our Class A Common Stock over the 90 consecutive trading days ending with the trading day immediately preceding the grant date. In addition, to the extent permitted by the Board or its Compensation Committee, the Director Compensation Program provides that non-employee directors may elect to defer the settlement of RSUs granted to them.

Upon a non-employee director’s initial appointment or election to our Board, the director will automatically be granted an award of a number of RSUs calculated by dividing (a) $320,000 by (b) the average closing trading price of our Class A Common Stock over the 90 consecutive trading days ending with the trading day immediately preceding the grant date (the “Initial Grant”). The Initial Grant will vest as to one-third of the RSUs on each anniversary of the grant date, subject to continued service through each applicable vesting date.

Additionally, on the date of each annual stockholders meeting, each non-employee director who will continue to serve immediately following the meeting will be automatically granted an award of a number of RSUs calculated by dividing (a) $150,000 by (b) the average closing trading price of our Class A Common Stock over the 90 consecutive trading days ending with the trading day immediately preceding the grant date (the “Annual Grant”). However, if a non-employee director is otherwise eligible for an Annual Grant as of the date of an annual meeting but has been serving on the Board for less than four months as of the date of such annual meeting, then the number of RSUs subject to the Annual Grant will be prorated by multiplying the number of RSUs that would otherwise be subject to the Annual Grant by a fraction, the numerator of which is the number of days from the date of the non-employee director’s appointment or election through the date of such annual meeting, and the denominator of which is 365. Each Annual Grant will vest on the earlier of (i) the first anniversary of the grant date, or (ii) immediately before our next annual stockholders meeting following the grant date, subject to continued service through the applicable vesting date.

2024 Director Compensation Table

The following table sets forth all of the compensation earned by non-employee directors who served as a member of the Board during 2024.

Name	Fee Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Joerg Adams	60,000	150,000	—	210,000
Ryan Bone	70,000	150,000	—	220,000
Chad Cohen	75,000	150,000	—	225,000
Rachel Gonzalez(3)	25,405	—	—	25,405
Benjamin Levin	60,000	150,000	—	210,000
Alan Liu(4)	8,220	320,000	—	328,220
Barbara Messing	60,000	150,000	—	210,000
Jeffrey Parks	95,000	150,000	—	245,000
Karl Peterson	67,500	150,000	—	217,500
Luis Sosa(4)	8,967	320,000	—	328,967
Chris Terrill	46,875	150,000	—	196,875
Kimberly White(5)	21,429	—	—	21,429

(1) Amounts represent the aggregate grant date fair value of RSU awards, calculated in accordance with ASC Topic 718. The ASC Topic 718 grant date fair value of the RSUs was determined based on the closing price of our Class A Common Stock on the grant date.
(2) Other than with respect to Messrs. Liu and Sosa, amounts shown reflect the value of an Annual Grant of 20,134 RSUs made to each director pursuant to our Director Compensation Program. In connection with their appointment to the Board effective August 7, 2024, Messrs. Liu and Sosa received an Initial Grant of 62,028 RSUs, with each award vesting as to 1/3 of the total RSUs on each anniversary of August 7, 2024.
3) Ms. Gonzalez was elected to the Board on May 23, 2023, prior to which time she served as a Board observer from September 26, 2022 through her election. Ms. Gonzalez resigned from the Board on February 15, 2024, and their unvested equity awards were forfeited in accordance with their terms upon their resignation.
(4) Messrs. Liu and Sosa were appointed to the Board effective August 7, 2024 in accordance with the designation rights granted under that certain Note Purchase Agreement, between the Company, affiliates of Davidson Kempner Capital Management LP (“Davidson Kempner”), and certain other parties thereto. Messrs. Liu and Sosa resigned from the Board effective January 10, 2025, and their unvested equity awards were forfeited in accordance with their terms upon their resignation.
(5) Ms. White was elected to the Board on May 23, 2023, after being nominated to serve pursuant to that certain Director Designation Agreement, between the Company and Mossytree Inc. (together with its affiliates, the “EB Stockholders”). Ms. White resigned from the Board on March 5, 2024 in accordance with the termination of such Director Designation Agreement. In connection with Ms. White’s resignation, the Board agreed to accelerate the vesting of 13,675 unvested RSUs (granted May 2023), to be effective immediately as of the time prior to her resignation.

As of December 31, 2024, our non-employee directors held the following outstanding and unvested common units of Vacasa Employee Holdings LLC and RSUs under the 2021 Plan:

Name	Unvested RSUs Outstanding at Year-End
Joerg Adams	20,134
Ryan Bone	20,134
Chad Cohen	20,134
Rachel Gonzalez(1)	—
Benjamin Levin	20,134
Alan Liu(2)	62,028
Barbara Messing	20,134
Jeffrey Parks	20,134
Karl Peterson	20,134
Luis Sosa(2)	62,028
Chris Terrill	20,134
Kimberly White(3)	—

(1) Ms. Gonzalez resigned from the Board on February 15, 2024.
(2) Messrs. Liu and Sosa resigned from the Board effective January 10, 2025.
(3) Ms. White resigned from the Board on March 5, 2024.

Compensation Consultants

In connection with its determinations regarding executive compensation, our Compensation Committee generally receives information and recommendations from our Chief Executive Officer and Chief Financial Officer (other than with respect to themselves), as well as the compensation consultant engaged by our Compensation Committee. Our Compensation Committee may delegate authority to executive officers to administer compensation and benefits plans.

Our Compensation Committee has sole authority to retain and terminate any outside advisors, such as compensation consultants and legal counsel. The Compensation Committee utilizes Compensia as its compensation consultant to assist in determining appropriate executive compensation and reviewing and analyzing proposed compensation programs for executive officers. Compensia assists our Compensation Committee in developing appropriate incentive plans for our executives, provides our Compensation Committee with research, analyses, advice and ongoing recommendations regarding material executive compensation decisions, and reviews compensation proposals of management. Compensia reports directly to our Compensation Committee and does not provide any non-compensation-related services to us. After review and consultation with Compensia, the Compensation Committee determined that there is no disqualifying conflict of interest resulting from retaining Compensia pursuant to applicable rules.

Compensation Committee Interlocks and Insider Participation

During 2024, the members of our Compensation Committee were Ryan Bone, Benjamin Levin, and Barbara Messing, none of whom was, during fiscal year 2024, an officer or employee of the Company or was formerly an officer of the Company.

During 2024, none of our executive officers served as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving on our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2024, with respect to the shares of our Class A Common Stock that may be issued under our existing equity compensation plans. Our 2021 Plan and our 2021 Nonqualified Employee Stock Purchase Plan (the “ESPP” are our only equity plans available for the grant of new equity awards.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	1,883,730(2)	—	900,344(3)(4)(5)
Equity compensation plans not approved by security holders(6)	122,668(7)	—	—
Totals	2,006,398	—	900,344
(1) Consists of the 2021 Plan and the ESPP.
(2) Amount includes 1,175,103 outstanding RSUs and 708,627 outstanding PSUs under the 2021 Plan and excludes any rights to purchase shares under the ESPP.
(3) Amount includes 420,775 shares of Class A Common Stock available for future issuance under the 2021 Plan and 479,569 shares of Class A Common Stock available for future issuance under the ESPP.
(4) The number of shares of Class A Common Stock reserved for issuance pursuant to awards under the 2021 Plan increases on the first day of each fiscal year beginning in 2024 and ending in 2033, by an amount equal to the least of (A) 3% of the shares of Class A Common Stock outstanding on the last day of the immediately preceding fiscal year (determined on an as-converted basis taking into account all securities convertible into, exercisable, exchangeable or redeemable for shares of Class A Common Stock) and (B) such smaller number of shares as determined by our Board or the Compensation Committee. Pursuant to the foregoing provision, on January 1, 2025, the number of shares reserved for issuance increased by 734,619 shares.
(5) The number of shares of Class A Common Stock reserved for issuance pursuant to awards under the ESPP increases on the first day of each fiscal year beginning in 2024 and ending in 2033, by an amount equal to the least of (A) 1% of the shares of Class A Common Stock outstanding on the last day of the immediately preceding fiscal year (determined on an as-converted basis taking into account all securities convertible into, exercisable, exchangeable or redeemable for shares of Class A Common Stock) and (B) such smaller number of shares as determined by our board of directors or the compensation committee. Pursuant to the foregoing provision, on January 1, 2025, the number of shares reserved for issuance increased by 244,873 shares.
(6) Table does not include: (i) 139,471 shares of Class A Common Stock subject to outstanding options under the TurnKey Vacations, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) with a weighted average exercise price of $20.76, which we assumed in connection with the Business Combination; and (ii) 22,276 shares of Class A Common Stock subject to outstanding stock appreciation rights under the Vacasa, Inc. 2016 Equity Compensation Incentive Plan (the “2016 Plan”) with a weighted average exercise price of $61.54, which we assumed in connection with the Business Combination. The number of shares subject to the aforementioned stock appreciation rights (i.e., 0 shares) was determined based on the number of shares that would be issuable assuming a value of $4.90 per share of Class A Common Stock, which was the closing trading price of our Class A Common Stock as of December 31, 2024, the last trading day of our fiscal year. No new awards will be granted under the 2014 Plan or the 2016 Plan.
(7) Represents common units of Vacasa Employee Holdings LLC held pursuant to individual agreements that, after vesting, may be exchanged on a one-for-one basis for OpCo Units and a corresponding number of shares of Class B common stock (“Class B Common Stock”). Holders of OpCo Units may cause OpCo to acquire all or a portion of their vested OpCo Units, which may be settled for, at our election, shares of Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each OpCo Unit redeemed or an equivalent amount of cash and, in each case, the cancellation of an equal number of shares of such unitholder’s Class B Common Stock. The common units of Vacasa Employee Holdings LLC do not have an exercise price. Prior to the Business Combination, the common units of Vacasa Employee Holdings LLC were “employee equity units” of Vacasa Employee Holdings LLC that were intended to constitute “profits interests” within the meaning of Internal Revenue Service guidance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our voting shares as of April 15, 2025 by:

•each person who is known to be the beneficial owner of more than 5% of our voting shares;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if such person possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of stock appreciation rights or the settlement of RSUs, in each case, within 60 days of April 15, 2025. Shares subject to stock appreciation rights that are currently exercisable or exercisable within 60 days of April 15, 2025 and RSUs that are currently vested or that will vest within 60 days of April 15, 2025 are considered outstanding and beneficially owned by the person holding such stock appreciation rights or RSUs for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership of shares of Company Stock is based on 20,432,518 shares of Class A Common Stock and 2,119,723 shares of Class B Common Stock issued and outstanding as of April 15, 2025.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of Company Stock beneficially owned by them. To our knowledge, none of our shares of Company Stock beneficially owned by any executive officer or director have been pledged as security. Unless otherwise noted, the address for each beneficial owner listed below is c/o Vacasa, Inc., 850 NW 13th Avenue, Portland, Oregon 97209.

	Class A Common Stock Beneficially Owned		Class B Common Stock Beneficially Owned (on a fully exchanged basis)(1)		Combined Voting Power(2)
Name and Address of Beneficial Owner	Number	%	Number	%	%
Holders of more than 5 percent
Silver Lake(3)	5,060,681	24.8%	484,250	22.8%	24.6%
Davidson Kempner(4)	13,865,908	20.0%	—	—	18.3%
Riverwood(5)	2,448,949	12.0%	324,043	15.3%	12.3%
Level Equity Management(6)	1,668,689	8.2%	335,578	15.8%	8.9%
Oaktree(7)	1,375,448	6.7%	—	—	6.1%
Directors and Named Executive Officers
Joerg Adams	30,380	*	—	—	*
Ryan Bone	30,380	*	—	—	*
Chad Cohen	30,380	*	8,158	*	*
Benjamin Levin	1,699,069	8.3%	335,578	15.8%	9.0%
Barbara Messing	32,372	*	—	—	*
Jeffrey Parks	30,380	*	—	—	*
Karl Peterson	109,912	*	—	—	*
Chris Terrill	35,114	*	25,377	1.2%	*
Robert Greyber(14)	145,380	*	—	—	*
Bruce Schuman(15)	27,628	*	—	—	*
John Banczak(16)	237,260	1.2%	—	—	*
William Atkins	—	*	—	—	*
All directors and executive officers of Vacasa, Inc. as a group (10 individuals)(17)	2,143,367	10.5%	369,113	17.4%	10.2%
*    Less than 1 percent

(1)    Holders of common units of Vacasa Employee Holdings LLC (other than Vacasa) have the right, pursuant to the Fourth Amended and Restated Limited Liability Company Agreement of Vacasa Holdings LLC (the "OpCo LLC Agreement") to cause Vacasa Holdings LLC to acquire all or a portion of their common units of Vacasa Employee Holdings LLC, which may be settled for, at Vacasa’s election, shares of Class A Common Stock at a redemption ratio of one share of Class A Common Stock for each Common Unit redeemed (subject to conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions) or an equivalent amount of cash and, in each case, the cancellation of an equal number of such holder’s shares of Class B Common Stock. For purposes of the table above, beneficial ownership of common units of Vacasa Employee Holdings LLC has been reflected as beneficial ownership of the shares of Class A Common Stock for which such common units of Vacasa Employee Holdings LLC may be redeemed.
(2)    Represents the percentage of voting power of Class A Common Stock and Class B Common Stock voting as a single class. Each share of Class A Common Stock and each share of Class B Common Stock entitles the registered holder thereof to one vote per share on all matters presented to stockholders for a vote generally, including the election of directors. Holders of Class A Common Stock and Class B Common Stock will vote as a single class on all matters except as required by law or by the Amended and Restated Certificate of Incorporation of the Company.
(3)    Based on the Schedule 13D/A filed with the SEC on March 13, 2025. Class A Common Stock beneficially owned by Silver Lake Group, L.L.C. and its affiliated entities is comprised of (i) 3,101,156 shares of Class A Common Stock held by SLP V Venice Feeder I, L.P., (ii) 1,959,525 shares of Class A Common Stock held by SLP Venice Holdings, L.P. and (iii) 484,250 shares of Class A Common Stock issuable to SLP Venice Holdings, L.P. on a one-for-one basis upon redemption of common units of Vacasa Holdings LLC and an equal number of paired shares of Class B Common Stock. Class B Common Stock beneficially owned consists of shares of Class B Common Stock issued on a one-for-one basis in respect of the common units of Vacasa Holdings LLC referred to in the preceding sentence. Does not include 10,246 shares of Class A Common Stock received upon settlement of RSUs awarded to each of Joerg Adams and Ryan Bone, which are held for the benefit of Silver Lake Technology Management, L.L.C., certain of its affiliates and certain of the funds they manage. The general partner of SLP Venice Holdings, L.P. is SLP V Aggregator GP, L.L.C. Silver Lake Technology Associates V, L.P. is the managing member of SLP V Aggregator GP, L.L.C. and the general partner of SLP V Venice Feeder I, L.P. The general partner of Silver Lake Technology Associates V, L.P. is SLTA V (GP), L.L.C. The managing member of SLTA V (GP), L.L.C. is Silver Lake Group, L.L.C. The managing members of Silver Lake Group, L.L.C. are Egon Durban, Kenneth Hao, Christian Lucas, Gregory Mondre and Joseph Osnoss. The address for each of the entities referenced above is c/o Silver Lake, 2775 Sand Hill Road, Suite 100, Menlo Park, California 94025.
(4)    Based on the Schedule 13D/A filed with the SEC on April 15, 2025. Consists of (i) 555 shares of Class A Common Stock held by M.H. Davidson & Co., (“CO”), (ii) 71,559 shares of Class A Common Stock held by Davidson Kempner Opportunistic Credit LP (“DKOPPC”), (iii) 1,270,442 shares of Class A Common Stock held by DKOF VI Trading Subsidiary LP (“DKOF VI”), and (iv) 12,523,352 shares of Class A Common Stock held by DK VCSA Lender LLC (“DK VCSA Lender”) (consisting of (a) 174,825 shares of Class A Common Stock issued and outstanding, and (b) 12,348,527 shares of Class A Common Stock issuable upon conversion of our first lien senior secured convertible notes due 2029 (the “Notes”). The conversion of the Notes is subject to the Change of Control Rules (as defined in the Schedule 13D/A). As disclosed in the Schedule 13D/A, the number of shares reported therein as beneficially owned by DK VCSA Lender does not give effect to the Change of Control Rules and, therefore, the actual number of shares of Class A Common Stock beneficially owned by DK VCSA Lender is less than the number of shares of Class A Common Stock so reported. According to the Schedule 13/D, the beneficial ownership percentage of the Class A Common Stock without giving effect to the Change of Control Rules is 42.30%. Davidson Kempner Capital Management LP (“DKCM”) acts as investment manager to each of CO, DKOPPC, DKOF VI and DK VCSA Lender. The managing members of DKCM are Anthony A. Yoseloff, Conor Bastable, Shulamit Leviant, Morgan P. Blackwell, Patrick W. Dennis, Gabriel T. Schwartz, Zachary Z. Altschuler, Joshua D. Morris and Suzanne K. Gibbons. Anthony A. Yoseloff, through DKCM, is responsible for the voting and investment decisions relating to the securities held by CO, DKOPPC and DKOF VI. The address for each of the entities referenced above is c/o Davidson Kempner Capital Management, 520 Madison Avenue, 30th Floor, New York, New York 10022.
(5)    Based on the Schedule 13D/A filed with the SEC on March 13, 2025. Class A Common Stock beneficially owned consists of (i) 825,103 shares of Class A Common Stock held by RW Industrious Blocker L.P., (ii) 590,484 shares of Class A Common Stock held by RW Vacasa AIV L.P. and 145,925 shares of Class A Common Stock issuable on a one-for-one basis upon redemption of common units of Vacasa Holdings LLC and an equal number of paired shares of Class B Common Stock held by such entity, (iii) 327,626 shares of Class A Common Stock held by Riverwood Capital Partners II (Parallel-B) L.P. and 80,965 shares of Class A Common Stock issuable on a one-for-one basis upon redemption of common units of Vacasa Holdings LLC and an equal number of paired shares of Class B Common Stock held by such entity, (iv) 34,784 shares of Class A Common Stock held by RCP III (A) Blocker Feeder L.P., (v) 277,833 shares of Class A Common Stock held by RCP III Blocker Feeder L.P., (vi) 191,383 shares of Class A Common Stock held by RCP III Vacasa AIV L.P. and 47,297 shares of Class A Common Stock issuable on a one-for-one basis upon redemption of common units of Vacasa Holdings LLC and an equal number of paired shares of Class B Common Stock held by such entity, (vii) 58,219 shares of Class A Common Stock held by RCP III (A) Vacasa AIV L.P. and 14,388 shares of Class A Common Stock issuable on a one-for-one basis upon redemption of common units of Vacasa Holdings LLC and an equal number of paired shares of Class B Common Stock held by such entity, and (viii) 143,517 shares of Class A Common Stock held by Riverwood Capital Partners III (Parallel-B) L.P. and 35,468 shares of Class A Common Stock issuable on a one-for-one basis upon redemption of common units of Vacasa Holdings LLC and an equal number of paired shares of Class B Common Stock held by such entity. Class B Common Stock beneficially owned consists of shares of Class B Common Stock issued in respect of the common units of Vacasa Holdings LLC referred to in the preceding sentence. The general partner of RW Industrious Blocker L.P., RW Vacasa AIV L.P. and Riverwood Capital Partners II (Parallel-B) L.P. (collectively, the “Riverwood Capital II Funds”) is Riverwood Capital II L.P. The general partner of Riverwood Capital II L.P. is Riverwood Capital GP II Ltd. (“RW GP II”). Riverwood Capital II L.P. and RW GP II may be deemed to have voting and dispositive power over, and be deemed to be indirect beneficial owners of, shares directly held by the Riverwood Capital II Funds. All investment decisions with respect to the shares held by the Riverwood Capital II Funds are made by a majority vote of an investment committee, comprised of several members. All voting decisions over the shares held by the Riverwood Capital II Funds are made by a majority vote of RW GP II’s multiple shareholders. No single natural person controls investment or voting decisions with respect to the shares held by the Riverwood Capital II Funds. The general partner of RCP III (A) Blocker Feeder L.P., RCP III Blocker Feeder L.P., RCP III Vacasa AIV L.P., RCP III (A) Vacasa AIV L.P., and Riverwood Capital Partners III (Parallel-B) L.P. (collectively, the “Riverwood Capital III Funds”) is Riverwood Capital III L.P. The general partner of Riverwood Capital III L.P. is Riverwood Capital GP III Ltd. (“RW GP III”). Riverwood Capital III L.P. and RW GP III may be deemed to have voting and dispositive power over, and be deemed to be indirect beneficial owners of, shares directly held by the Riverwood Capital III Funds. All investment decisions with respect to the shares held by the Riverwood Capital III Funds are made by a majority vote of an investment committee, comprised of several members. All voting decisions over the shares held by the Riverwood Capital III Funds are made by a majority vote of RW GP III’s multiple shareholders. No single natural person controls investment or voting decisions with respect to the shares held by the Riverwood Capital III Funds. Mr. Jeffrey Parks is a member of the investment committees of Riverwood Capital

II L.P. and Riverwood Capital III L.P. and a shareholder of each of RW GP II and RW GP III. The shareholders of RW GP II and RW GP III and the investment committee members of Riverwood Capital II L.P. and Riverwood Capital III L.P., including in each case Mr. Parks, disclaim beneficial ownership of all shares held by the Riverwood Capital II Funds and the Riverwood Capital III Funds, respectively, for the purposes of Sections 13(d) and 13(g) of the Exchange Act. Does not include certain securities held by Mr. Jeffrey Parks for the benefit of the entities named in this footnote and/or certain of their affiliates (collectively, “Riverwood”) as described in footnote (11) below. The address for each of the entities referenced above is c/o Riverwood Capital, 70 Willow Road, Suite 100, Menlo Park, California 94025.
(6)    Based on the Schedule 13D/A filed with the SEC on March 13, 2025. Class A Common Stock beneficially owned consists of (i) 306,005 shares of Class A Common Stock held by Level Equity Opportunities Fund 2015, L.P. and up to 65,228 shares of Class A Common Stock that may be issued in exchange for common units of Vacasa Holdings LLC held by such entity, (ii) 260,656 shares of Class A Common Stock held by Level Equity Opportunities Fund 2018, L.P. and up to 54,304 shares of Class A Common Stock that may be issued in exchange for common units of Vacasa Holdings LLC held by such entity, (iii) 227,656 shares of Class A Common Stock held by LEGP II AIV(B), L.P., (iv) 189,917 shares of Class A Common Stock held by LEGP I VCS, LLC and up to 46,933 shares of Class A Common Stock that may be issued in exchange for common units of Vacasa Holdings LLC held by such entity, (v) 495,488 shares of Class A Common Stock held by LEGP II VCS, LLC and up to 122,448 shares of Class A Common Stock that may be issued in exchange for common units of Vacasa Holdings LLC held by such entity, and (vi) 188,967 shares of Class A Common Stock held by Level Equity - VCS Investors, LLC and up to 46,665 shares of Class A Common Stock that may be issued in exchange for common units of Vacasa Holdings LLC held by such entity. Class B Common Stock beneficially owned consists of shares of Class B Common Stock issued in respect of the common units of Vacasa Holdings LLC referred to in the preceding sentence. Does not include 10,246 shares of Class A Common Stock and 20,134 RSUs held by Mr. Levin. The sole member of LEGP I VCS, LLC is controlled by Level Equity Associates, LLC. The general partner of Level Equity Opportunities Fund 2015, L.P. and LEGP II AIV(B) L.P., and the sole member of LEGP II VCS, LLC are controlled by Level Equity Associates II, LLC. The general partner of Level Equity Opportunities Fund 2018, L.P. is controlled by Level Equity Associates IV, LLC. The sole member of LEGP I VCS, LLC is controlled by Level Equity Associates, LLC. The sole member of LEGP II VCS, LLC is controlled by Level Equity Associates II, LLC. The sole manager of Level Equity - VCS Investors, LLC is Level Equity Management, LLC. The managing member of each of Level Equity Associates, LLC, Level Equity Associates II, LLC, Level Equity Associates IV, LLC and Level Equity Management, LLC is Mr. Benjamin Levin. The address for each of the entities referenced above is c/o 140 East 45th Street, 42nd Floor, New York, New York 10017.
(7)    Based on the Schedule 13D/A filed with the SEC on March 25, 2025 by each of the following entities: (i) Oaktree Value Opportunities Fund Holdings, L.P.,(“VOF”), in its capacity as the direct owner of Class A Shares; Oaktree Capital Management, L.P. (“OCM”), in its capacity as an advisor on behalf of various clients and accounts and as the indirect manager of VOF; (iii) Oaktree Capital Holdings, LLC (“OCH”), in its capacity as the indirect manager of OCM; (iv) Oaktree Capital Group Holdings GP, LLC (“OCGH” and together with each of VOF, OCM and OCH, the “Oaktree Entities”) in its capacity as an indirect owner of OCH; (v) Brookfield Asset Management ULC (“Brookfield ULC”) in its capacity as an indirect owner of OCH; (vi) Brookfield Corporation (“Brookfield”), in its capacity as an owner of Brookfield ULC; (vii) Brookfield Asset Management Ltd. (“BAM”) in its capacity as an owner of Brookfield ULC; and BAM Partners Trust (together with each of Brookfield ULC, Brookfield and BAM, the “Brookfield Entities”), a trust formed under the laws of Ontario (“BAM Partnership”), in its capacity as the sole owner of the Class B Limited Voting Shares of Brookfield. Class A Common Stock beneficially owned by the Oaktree Entities and Brookfield Entities consists of (a) 1,197,755 Class A Shares directly held by VOF and (b) 1,375,448 Class A Shares managed by OCM on behalf of various clients and accounts. Each of the Oaktree Entities and Brookfield Entities may be deemed to have shared voting and dispositive power or the shared power to direct the vote and disposition of the Class A Common Stock as set forth above. The address for Oaktree is 333 S. Grand Avenue, 28th Floor, Los Angeles, California 90071.
(8)    Includes 20,134 RSUs that will vest within 60 days of April 15, 2025.
(9)    Class B Common Stock described in this footnote are directly held by Vacasa Employee Holdings LLC (“Vacasa Employee Holdings”). Mr. Cohen holds membership interests in Vacasa Employee Holdings which may be exchanged for common units of Vacasa Employee Holdings LLC and a corresponding number of shares of Class B Common Stock.
(10)    Class A Common Stock and Class B Common Stock beneficially owned consist of (i) securities directly held by Level Equity Rollover Stockholders, which Mr. Levin may be deemed to beneficially own (see footnote (5) above), (ii) 10,246 shares of Class A Common Stock held by Mr. Levin, and (iii) 20,134 RSUs held by Mr. Levin, and that will vest within 60 days of April 15, 2025.
(11)    Includes 20,134 RSUs that will vest within 60 days of April 15, 2025. All securities shown are held by Mr. Parks for the benefit of Riverwood. Mr. Parks is obligated to transfer the underlying shares upon vesting and settlement of any proceeds from the sale thereof as directed by Riverwood. Mr. Parks disclaims beneficial ownership of these securities and all of the shares held by the Riverwood Capital II Funds and Riverwood Capital III Funds as described in footnote (4) above for the purposes of Sections 13(d) and 13(g) of the Exchange Act. Mr. Parks’ address is 70 Willow Road, Suite 100, Menlo Park, California 94025.
(12)    Includes 20,134 RSUs that will vest within 60 days of April 15, 2025. A portion of these shares are held through a personal investment vehicle.

(13)    Includes 20,134 RSUs that will vest within 60 days of April 15, 2025. Other than (i) 17,219 shares of Class B Common Stock directly held by Mr. Terrill, the remaining common units of Vacasa Employee Holdings LLC and shares of Class B Common Stock described in this footnote are directly held by Vacasa Employee Holdings. Mr. Terrill holds membership interests in Vacasa Employee Holdings which may be exchanged for common units of Vacasa Holdings LLC and a corresponding number of shares of Class B Common Stock.
(14)     Includes 8,800 RSUs that will vest within 60 days of April 15, 2025.
(15)    Mr. Schuman is the former Chief Financial Officer and Chief Accounting Officer of the Company, as his employment with the Company ended effective March 14, 2025. Because Mr. Schuman is no longer an executive officer of Vacasa, his security ownership is not included in the total noted in the table above for current directors and executive officers as a group.
(16)    Includes 17,822 shares underlying options that are currently exercisable. Mr. Banczak is the former Chief Operating Officer of Vacasa and left Vacasa on March 31, 2024. Because Mr. Banczak is no longer employed by Vacasa, his security ownership is not included in the total noted in the table above for current directors and executive officers as a group.
(17)    Includes 169,872 RSUs that will vest within 60 days of April 15, 2025. For a list of the current directors and executive officers of the Company, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

POLICIES AND PROCEDURES FOR RELATED PERSON TRANSACTIONS

Our Board has adopted a written related person transaction policy that sets forth policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404(a) of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is in the ordinary course, on terms comparable to those that could be obtained on terms no less favorable than in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction. It is our policy that no director participate in approval of a related person transaction as to which he or she is a related person or otherwise has an interest.

Other Transactions

Over the last several years, Vacasa Holdings has entered into homeowner property management agreements with Eric Breon, a former member of our Board, and John Banczak, our former Chief Operating Officer, to manage certain of their respective vacation rental properties. The aggregate rental income earned by each individual pursuant to these agreements for the years ended December 31, 2024 and December 31, 2023 was, for Mr. Breon, approximately $1.1 million and $1.3 million, respectively, and for Mr. Banczak, approximately $160,000 and $124,000, respectively.

During 2020, the Company entered into an agreement with Silver Lake Management Company V, L.L.C. (“SLMC”), an affiliate of Silver Lake Group, L.L.C., a beneficial owner of the Company, under which the Company will reimburse SLMC for certain services performed on behalf of the Company (the "Services Agreement"). The amounts paid to SLMC and its affiliates under the Services Agreement did not exceed $120,000 in either 2023 or 2024.

Stockholders Agreement and Director Designation Agreements

On July 28, 2021, the Company entered into an agreement to become a publicly traded company through a business combination with TPG Pace Solutions Corp., a Cayman Islands exempted company (“TPG Pace”). On December 6, 2021 (the “Closing”), we consummated the business combination (the “Business Combination”) contemplated by that certain business combination agreement, dated as of July 28, 2021 (as amended, the “Business Combination Agreement”), by and among TPG Pace, Vacasa Holdings LLC (“Vacasa Holdings” or “OpCo”),

Turnkey Vacations, Inc. (“TK Newco”), certain other Vacasa Holdings equity holders (together with TK Newco, the “Blockers”), us, and certain other parties pursuant to which, among other things, TPG Pace merged with and into us, following which the separate corporate existence of TPG Pace ceased and we became the surviving corporation.

Upon consummation of the Business Combination, we entered into the Stockholders Agreement (as amended, the “Stockholders Agreement”) with (i)(a) the Silver Lake Stockholders, (b) the Riverwood Stockholders, and (c) the Level Equity Stockholders, (ii) TPG Pace Solutions Sponsor, Series LLC (the “TPG Stockholder”) and (iii) the EB Stockholders. The Stockholders Agreement automatically terminated on June 6, 2023, in accordance with its terms. Following the termination of the Stockholders Agreement, we also ceased to be a “controlled company” within the meaning of Nasdaq corporate governance listing requirements.

In accordance with the terms of the Stockholders Agreement, following its termination, we entered into Director Designation Agreements with each of the Silver Lake Stockholders, the Riverwood Stockholders, the Level Equity Stockholders, and the EB Stockholders to provide for the continuation of the board designation rights applicable to each stockholder set forth in the Stockholders Agreement and further summarized below. The TPG Stockholder’s designation right terminated at the Company’s 2022 annual meeting of stockholders.

The Silver Lake Stockholders will continue to have the right to designate two directors as long as it and its affiliates beneficially own at least 40% of the economic shares of Vacasa, Inc., and certain limited liability company interests in Vacasa Holdings (collectively, the “Shares”) owned by the Silver Lake Stockholders immediately following the Closing, calculated in accordance with the terms of their Director Designation Agreement (the “Initial Silver Lake Ownership”). The Silver Lake Stockholders’ designation rights will be reduced to one director when the Silver Lake Stockholders and its affiliates beneficially own between 20% and 40% of the Initial Silver Lake Ownership.

The Riverwood Stockholders and the Level Equity Stockholders will each continue to have the right to designate one director as long as each stockholder and its respective affiliates beneficially owns at least 20% of the Shares owned by the Riverwood Stockholders or the Level Equity Stockholders, as applicable, immediately following the Closing, calculated in accordance with the terms of the applicable Director Designation Agreement.

The Director Designation Agreement with the EB Stockholder terminated on February 15, 2024 in accordance with its terms, as the EB Stockholders ceased to beneficially own the requisite amount of Shares (as defined therein). As a result, the EB Stockholders’ designation right terminated.

Amended and Restated Registration Rights Agreement

Upon consummation of the Business Combination, on December 6, 2021, we entered into the Registration Rights Agreement (the “Original Registration Rights Agreement”) with TPG Sponsor, TPG Pace and certain existing equity holders of Vacasa Holdings (the “Vacasa Holders” and, together with Vacasa, Inc., TPG Sponsor, and TPG Pace, the “RRA Parties”). Under the Original Registration Rights Agreement, we agreed to use commercially reasonable efforts to file with the SEC a registration statement permitting the offer and resale of our Class A Common Stock held by each RRA Party immediately following the Closing and that they may acquire thereafter, including upon the exercise, conversion, exchange or redemption of any other security therefor, which security is held by such RRA Party immediately following the Closing (the “Registrable Securities”) and use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC upon, or as soon as reasonably practicable following the filing thereof. The registration statement for the Registrable Securities has been filed with the SEC and is currently effective. Shares of our Class G common stock that are convertible into shares of our Class A Common Stock upon certain triggering events will not constitute Registrable Securities unless and until such shares have converted into shares of our Class A Common Stock. Vacasa, Inc. will also provide certain RRA Parties with certain customary demand registration rights, subject to the lock-up restrictions set forth in the Original Registration Rights Agreement. Under the Original Registration Rights Agreement, the RRA Parties will also have “piggyback” registration rights that allow them to include their Registrable Securities in certain registrations initiated by us. Subject to customary exceptions, RRA Parties will also have the right to request one or more underwritten offerings of Registrable Securities if the total offering price of the shares to be sold in such offering

(before deduction of underwriting discounts) is reasonably expected to exceed, in the aggregate, $75 million. If the sale of registered securities under a registration statement would require disclosure of certain material information not otherwise required to be disclosed, we may postpone the effectiveness of the applicable registration statement or require the suspension of sales thereunder.

On August 7, 2024, the Company entered into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) with DK VCSA Lender (“DK”), certain related parties of DK (together with DK, the “DK Holders”), and the Vacasa Holders. The A&R Registration Rights Agreement amends and restates the Original Registration Rights Agreement. The material terms of the A&R Registration Rights Agreement are substantially the same as those of the Original Registration Rights Agreement.

Convertible Notes

On August 7, 2024, the Company, V-Revolver Sub LLC (“Borrower”) and certain of its majority-owned subsidiaries entered into a note purchase agreement (as subsequently amended on October 25, 2024, the “Note Purchase Agreement”) with the purchaser thereof, DK, and certain existing holders of the Company’s Class A Common Stock, providing for the issuance and sale of up to $75.0 million aggregate principal amount of first lien senior secured convertible notes due 2029 (the “Convertible Notes”) to DK. The Convertible Notes are comprised of: (i) $30.0 million of notes (the "Initial Notes") issued on August 7, 2024 (the “Funding Date”); (ii) up to $20.0 million of notes to be issued pursuant to an option granted by the Borrower to DK, which is exercisable at DK’s option within six months after the Funding Date, on the same terms and conditions as the Initial Notes (the “Notes Option” and the notes in respect thereof the “DK Option Notes”); and (iii) up to $25.0 million of notes to be issued pursuant to the mutual agreement of the Borrower and DK any time after the Funding Date, but before the Convertible Notes Maturity Date (as defined in the Note Purchase Agreement), on the same terms and conditions as the Initial Notes (the “Mutual Option Notes” and together with the DK Option Notes, the “Additional Notes”).

In connection with the Note Purchase Agreement, the Company granted certain rights to DK to designate certain individuals (each such individual, a “Nominee”) to the Board and the committees. Pursuant to the terms of the Note Purchase Agreement, following August 7, 2024, (a) for so long as DK continues to beneficially own at least 50% of the number of shares of Class A Common Stock (on an as-converted basis) that it held on the Funding Date, then DK will have the right to designate two Nominees, and (b) for so long as DK continues to beneficially own less than 50% but at least 25% of the number of shares of Class A Common Stock (on an as-converted basis) that it held on the Funding Date, then DK will have the right to designate one Nominee to the Board. In the event the full $45.0 million aggregate principal amount of Additional Notes is issued to DK, then upon the purchase by DK of such Additional Notes, for so long as DK continues to beneficially own at least 67% of the number of Conversion Shares underlying the Notes on an as-converted basis as of the Funding Date (including the purchase of such Additional Notes as if it occurred on the Funding Date), then DK will have the right to designate three Nominees. If, following the issuance of such Additional Notes, DK at any time owns less than 67% of the number of Conversion Shares (as defined in the Note Purchase Agreement) underlying the Notes on such as-converted basis, then DK will have the right to designate the applicable number of Nominees as described above. In addition, in the event the Borrower and its subsidiaries fail to comply with the requirements of the Home Churn Covenant (as defined in the in the Note Purchase Agreement) as of the last day of any applicable Test Period (as defined in the Note Purchase Agreement) of the Borrower, commencing with the Test Period ending on December 31, 2025, DK will have the right to designate up to two additional Nominees (provided that in no event will DK have the right to designate more than four Nominees at any given time). As of April 15, 2025, DK does not have any designated Nominees serving as members of the Board.

On the Funding Date, the Company also issued to DK an aggregate of 174,825 shares of Class A Common Stock (the “Fee Shares”), representing payment in full of certain amounts payable to DK in respect of the Initial Notes pursuant to the Note Purchase Agreement.

On April 14, 2025, the Company delivered a Major Transaction Notice (as defined in the Note Purchase Agreement) to the Purchaser for the full redemption of the Convertible Notes upon the closing of the Mergers. The Major

Transaction Notice calls for the redemption of all of the outstanding Convertible Notes on April 30, 2025 for cash consideration of $38.25 million.

The rights described in this paragraph are subject to certain exceptions and limitations set forth in the Note Purchase Agreement. Additional information about the Note Purchase Agreement is included in Note 13 to our audited consolidated financial statements included in the Original Report.

Tax Receivable Agreement

Concurrently with the consummation of the Business Combination, we entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the holders of Vacasa Holdings equity (including, for this purpose, the owners of the Blockers with respect to their indirect interest in Vacasa Holdings equity), which we refer to collectively as the “TRA Parties.” The Tax Receivable Agreement generally provides for the payment by us to the TRA Parties of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are considered to have realized applying certain assumptions set forth in the Tax Receivable Agreement) in periods after the Business Combination as a result of: (i) certain existing tax basis of the assets of Vacasa Holdings; (ii) certain increases in tax basis that occur as a result of (A) the Business Combination or (B) exercises of the Redemption Rights as set forth in the OpCo LLC Agreement; (iii) additional basis arising from any payments under the Tax Receivable Agreement; (iv) certain tax attributes of the Blockers acquired in the Business Combination; and (v) tax benefits related to imputed interest deemed to be paid by us as a result of payments under the Tax Receivable Agreement. The rights of the TRA Parties under the Tax Receivable Agreement are generally transferable by the TRA Parties as long as the transferee of such rights has executed and delivered, or, in connection with such transfer, executes and delivers, a joinder to the Tax Receivable Agreement.

On December 30, 2024, the Company and Vacasa Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Casago Holdings, LLC, Vista Merger Sub II Inc., and Vista Merger Sub LLC. Concurrently with the execution and delivery of the Merger Agreement, the Company and Vacasa Holders entered into that certain Amendment No 1. to the Tax Receivable Agreement (as defined below) (the “TRA Amendment”) with SLP Venice Holdings, L.P. and the Majority TRA Holders signatory thereto, pursuant to which the Majority TRA Holders agreed to amend the Tax Receivable Agreement to provide for the termination of the Tax Receivable Agreement and release the Company, Vacasa Holdings and the other parties thereto from any further rights or obligations under the Tax Receivable Agreement, including with respect to the payment of all or any portion of any Early Termination Payment or any other amounts owed pursuant to the Tax Receivable Agreement. If the Merger Agreement is terminated prior to the closing of the transactions contemplated by the Merger Agreement, the TRA Amendment will be void and of no force and effect and the Tax Receivable Agreement will remain in full force and effect as if the TRA Amendment had not become effective.

DIRECTOR INDEPENDENCE

Our Board annually reviews the independence of our directors and considers whether any such individual has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Our Board has determined that each of Joerg Adams, Ryan Bone, Chad Cohen, Benjamin Levin, Barbara Messing, Jeffrey Parks, Karl Peterson and Chris Terrill, representing eight of our nine directors, qualifies as “independent” under the Nasdaq rules. Our Board also determined that each of Rachel Gonzalez, Alan Liu, Luis Sosa and Kimberly White, who are former Board members, was independent during the time such person served on the Board. In making these determinations, our Board reviewed and discussed information provided by the directors regarding each person's business and personal activities and relationships as they may relate to us and our management, and transactions and relationships between the Company and an entity where a director or nominee serves as a director, executive officer, managing director and/or is the beneficial owner, directly or indirectly, of such entity, including that Joerg Adams, Ryan Bone, Benjamin Levin and Jeffrey Parks are each affiliated with one of our significant stockholders, and that affiliates of Silver Lake received expense reimbursement, on an arms-length basis, from the Company during the fiscal year ended December 31, 2024. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services

FEES TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table summarizes the fees billed to us by KPMG LLP for each of the last two fiscal years for audit and other services (in thousands):

	Year Ended December 31,
Fee Category	2024	2023
Audit Fees(1)	$1,951	$1,737
Audit-Related Fees	—	—
Tax Fees	2	—
All Other Fees	—	—
Total Fees	$1,953	$1,737

(1) Consists of fees incurred for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements, issuances of consents, and similar matters. This category also includes fees for services incurred in connection with auditing various impairment charges and other nonrecurring transactions.

Our Audit Committee charter requires that the Audit Committee pre-approves all audit services to be provided to us, whether provided by our principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by our independent registered public accounting firm, other than de minimis non-audit services approved in accordance with applicable SEC rules.

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

On an annual basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by our independent registered accounting firm without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. All fees described above were approved by the Audit Committee before services were rendered.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)    Consolidated Financial Statements:

Our Consolidated Financial Statements and Supplementary Data were included in the Original Report beginning on page F-1 of the Original Report.

(2)    Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in Part II, Item 8 of the Original Report.

(3)    Exhibits:

The exhibits listed in the accompanying Exhibit Index attached hereto are filed or incorporated by reference into this Amendment.

Exhibit Index

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File Number	Date	Exhibit	Filed/Furnished Herewith
2.1	Business Combination Agreement, dated as of July 28, 2021, by and among TPG Pace Solutions Corp., TK Newco, Vacasa Holdings LLC, and certain other parties named therein.	S-4/A	333-258739	10/22/21	Annex A
2.2	Contribution Agreement, dated as of March 7, 2021, by and among TurnKey Vacation Rentals, Inc., Turnkey Vacations, Inc. and Vacasa Holdings LLC.	S-4/A	333-258739	10/22/21	2.2
2.3^^	Agreement and Plan of Merger, dated as of December 30, 2024, by and among Vacasa, Inc., Vacasa Holdings LLC, Casago Holdings, LLC, Vista Merger Sub II Inc. and Vista Merger Sub LLC	8-K	001-41130	12/31/24	2.1
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41130	12/09/21	3.1
3.2	Amended and Restated Bylaws of the Company.	8-K	001-41130	12/09/21	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vacasa, Inc. dated May 23, 2023.	8-K	001-41130	05/25/23	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vacasa, Inc. dated October 2, 2023.	8-K	001-41130	10/02/23	3.03
4.1	Note Purchase Agreement, dated as of May 21, 2020, by and among Vacasa Holdings LLC, the purchasers party thereto and Wilmington Savings Fund Society, FSB, as the Administrative Agent and Collateral Agent, as amended.	S-4/A	333-258739	10/22/21	10.17
4.2	Note Purchase Agreement, dated as of August 7, 2024, among Vacasa, Inc., a Delaware corporation, Vacasa Holdings LLC, a Delaware limited liability company, V-Revolver Sub LLC, Vacasa, Inc., a Delaware corporation, the purchasers party thereto and Acquiom Agency Services LLC	8-K	001-41130	08/08/24	4.1
4.3	Amendment No. 1, dated as of October 25, 2024, to the Note Purchase Agreement, dated as of August 7, 2024, among Vacasa Holdings LLC, V-Revolver Sub LLC, each purchaser party thereto and Acquiom Agency Services LLC, as administrative agent and collateral agent.	8-K	001-41130	10/31/24	4.1
4.4	Form of Senior Secured Convertible Note	8-K	001-41130	08/08/24	4.2
4.5	Specimen Class A Common Stock Certificate of Vacasa, Inc.	S-4/A	333-258739	10/22/21	4.1
4.6	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended.	10-K	001-41130	03/01/24	4.2
10.1	Stockholders Agreement, dated as of December 6, 2021.	8-K	001-41130	12/09/21	10.1
10.2	Amendment No. 1 to Stockholders Agreement, dated as of August 16, 2022.	10-K	001-41130	03/14/23	10.2
10.3	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Silver Lake Stockholders.	8-K	001-41130	06/08/23	10.1
10.4	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Riverwood Stockholders.	8-K	001-41130	06/08/23	10.2
10.5	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the Level Equity Stockholders.	8-K	001-41130	06/08/23	10.3
10.6	Director Designation Agreement, dated June 7, 2023, between Vacasa, Inc. and the EB Stockholders.	8-K	001-41130	06/08/23	10.4
10.7	Registration Rights Agreement, dated as of December 6, 2021.	8-K	001-41130	12/09/21	10.2

10.8	Voting Agreement, dated as of August 7, 2024, among Vacasa, Inc., a Delaware corporation, and each of the Stockholders party thereto	8-K	001-41130	08/08/24	10.1
10.9	Amended and Restated Registration Rights Agreement, dated as of August 7, 2024, among Vacasa, Inc., a Delaware corporation, and each of the Holders party thereto	8-K	001-41130	08/08/24	10.2
10.10^^	Collateral Agreement, dated as of August 7, 2024, among Vacasa Holdings LLC, V-Revolver Sub, LLC, the other grantors party thereto and Acquiom Agency Services LLC, as collateral agent	8-K	001-41130	08/08/24	10.3
10.11^^	Guarantee Agreement, dated as of August 7, 2024, among Vacasa Holdings LLC, V-Revolver Sub, LLC, the subsidiary guarantors party thereto and Acquiom Agency Services LLC, as collateral agent	8-K	001-41130	08/08/24	10.4
10.12	Support Agreement, dated as of December 30, 2024, by and among Vacasa, Inc., Casago Holdings, LLC, SLP V Venice Feeder I, L.P. and SLP Venice Holdings L.P.	8-K	001-41130	12/31/24	10.1
10.13	Support Agreement, dated as of December 30, 2024, by and among Vacasa, Inc., Casago Holdings, LLC, RW Vacasa AIV L.P., RW Industrious Blocker L.P., RCP III Vacasa AIV L.P., Riverwood Capital Partners II (Parallel - B) L.P., Riverwood Capital Partners III (Parallel - B) L.P., RCP III (A) Vacasa AIV L.P., RCP III Blocker Feeder L.P. and RCP III (A) Blocker Feeder L.P.	8-K	001-41130	12/31/24	10.2
10.14	Support Agreement, dated as of December 30, 2024, by and among Vacasa, Inc., Casago Holdings, LLC, Level Equity Opportunities Fund 2015, L.P., Level Equity Opportunities Fund 2018, L.P., LEGP II AIV(B), L.P., LEGP I VCS, LLC, LEGP II VCS, LLC and Level Equity - VCS Investors, LLC.	8-K	001-41130	12/31/24	10.3
10.15	Tax Receivable Agreement, dated as of December 6, 2021, by and among Vacasa, Inc., Vacasa Holdings LLC and certain other parties named therein.	8-K	001-41130	12/09/21	10.3
10.16	Amendment No. 1 to Tax Receivable Agreement, dated as of December 30, 2024, by and among Vacasa, Inc., Vacasa Holdings LLC and the other parties thereto.	8-K	001-41130	12/31/24	10.4

10.17	Fourth Amended and Restated Limited Liability Company Agreement of Vacasa Holdings LLC, dated as of December 6, 2021.	8-K	001-41130	12/09/21	10.4
10.18	Form of Indemnification and Advancement Agreement.	S-4/A	333-258739	11/08/21	10.24
10.19	Revolving Credit Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank.	S-4/A	333-258739	10/22/21	10.19
10.20	Amendment No. 1, dated December 8, 2021, to the Credit Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Issuing Bank.	8-K	001-41130	12/09/21	10.6
10.21	Amendment No. 2 to the Credit Agreement, dated June 20, 2023, between Vacasa Holdings LLC, V-Revolver Sub LLC, and JPMorgan Chase Bank, N.A.	10-Q	001-41130	08/08/23	10.7
10.22	Amendment No. 3, dated as of October 25, 2024, to the Credit Agreement, dated as of October 7, 2021, among Vacasa Holdings LLC, V-Revolver Sub LLC, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and issuing bank.	8-K	001-41130	10/31/24	10.1
10.23	Amendment No. 4 to Revolving Credit Agreement, dated as of December 30, 2024, by and between Vacasa Holdings LLC, V-Revolver Sub LLC, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and issuing bank.	8-K	001-41130	12/31/24	10.5
10.24	Collateral Agreement, dated as of December 6, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the other grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent.	8-K	001-41130	12/09/21	10.7
10.25	Supplement No. 1, dated as of October 6, 2023, to the Collateral Agreement, dated as of December 6, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the other grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent.	10-Q	001-41130	11/08/23	10.1

10.26	Guarantee Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the subsidiary guarantors identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	S-4/A	333-258739	10/22/21	10.20
10.27	Supplement No. 1, dated as of October 6, 2023, to the Guarantee Agreement, dated as of October 7, 2021, by and among Vacasa Holdings LLC, V-Revolver Sub LLC, the subsidiary guarantors identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-41130	11/08/23	10.2
10.28#	Vacasa, Inc. Non-Employee Director Compensation Program.	8-K	001-41130	12/09/21	10.8
10.29#	Vacasa, Inc. Non-Employee Director Compensation Program, as amended and restated on May 22, 2023.	10-Q	001-41130	08/08/23	10.8
10.30#	Vacasa, Inc. Non-Employee Director Compensation Program, as amended and restated on March 7, 2024.	10-Q	001-41130	08/09/24	10.8
10.31#	Vacasa, Inc. 2021 Incentive Award Plan, as amended and restated on May 23, 2023.	8-K	001-41130	05/23/24	10.1
10.32#	Form of Stock Option Grant Notice under the Vacasa, Inc. 2021 Incentive Award Plan.	S-1	333-261922	12/28/21	10.9.1
10.33#	Form of Restricted Stock Unit Award Grant Notice under the Vacasa, Inc. 2021 Incentive Award Plan.	S-1	333-261922	12/28/21	10.9.2
10.34#	Form of Performance Stock Unit Award Grant Notice under the Vacasa, Inc. 2021 Incentive Award Plan.	10-Q	001-41130	11/10/22	10.4
10.35#	Vacasa, Inc. 2021 Nonqualified Employee Stock Purchase Plan, as amended and restated on May 23, 2023.	10-K	001-41130	03/01/24	10.24
10.36#	TurnKey Vacation Rentals, Inc. 2014 Equity Incentive Plan, as amended.	S-8	333-261693	12/16/21	99.1
10.37#	Vacasa, Inc. 2016 Equity Compensation Incentive Plan.	S-8	333-261693	12/16/21	99.2
10.38#	Offer Letter, dated August 22, 2022, between Vacasa LLC and Robert Greyber.	10-Q	001-41130	11/10/22	10.1
10.39#	Change in Control and Retention Agreement, dated September 6, 2022, between Vacasa LLC and Robert Greyber.	10-Q	001-41130	11/10/22	10.2
10.40#	Offer Letter, dated October 28, 2021, between Vacasa, Inc. and Barbara Messing.	S-4/A	333-258739	11/08/21	10.25

10.41#	Transition Agreement, dated May 3, 2023, between Vacasa LLC and Jamie Cohen.	8-K	001-41130	05/09/23	10.2
10.42#	Transition Agreement, dated February 24, 2024, between Vacasa LLC and John Banczak.	10-Q	001-41130	05/10/24	10.1
10.43#	Offer Letter, dated April 6, 2021, between Vacasa LLC and Craig Smith.	10-K	001-41130	03/21/22	10.20
10.44#^	Change in Control and Retention Agreement, dated April 12, 2021, between Vacasa LLC and Craig Smith.	10-K	001-41130	03/21/22	10.21
10.45#	Separation and Release Agreement, dated February 6, 2023, between Vacasa, LLC and Craig Smith.	10-Q	001-41130	08/08/23	10.4
10.46#	Offer Letter, dated May 3, 2023, between Vacasa, LLC and Bruce Schuman.	8-K	001-41130	08/08/23	10.1
10.47#	Change in Control and Retention Agreement, dated June 1, 2023, between Vacasa, LLC and Bruce Schuman.	10-Q	001-41130	08/08/23	10.2
10.48#	Amended and Restated Offer Letter, dated February 6, 2023, between Vacasa LLC and John Banczak.	10-Q	001-41130	05/09/23	10.1
10.49#	Vacasa Annual Incentive Plan for Executives.	8-K	001-41130	02/16/24	10.1
10.50	Guarantee and Collateral Agreement, dated as of May 21, 2020, by and among Vacasa Holdings LLC, the other Note Parties identified therein, and Wilmington Savings Fund Society, FSB, as Collateral Agent.	S-4/A	333-258739	10/22/21	10.18
10.51	Confidential Consulting Agreement, dated February 12, 2025, between Vacasa, LLC and FLG Partners, LLC.	10-K	001-41130	03/13/2025	10.51
10.52	Transition Agreement, dated March 12, 2025, between Vacasa LLC and Bruce Schuman.	10-K	001-41130	03/13/2025	10.52
19.1	Vacasa Insider Trading Compliance Policy	10-K	001-41130	03/13/2025	19.1
21.1	List of Subsidiaries of Vacasa, Inc.	10-K	001-41130	03/13/2025	21.1
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-41130	03/13/2025	23.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-41130	03/13/2025	31.1

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-41130	03/13/2025	31.2
31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-41130	03/13/2025	32.1
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-41130	03/13/2025	32.2
97.1	Vacasa, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-41130	3/1/2024	97.1
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

*	Filed herewith.
#	Indicates management contract or compensatory plan.

^	Certain portions of this exhibit (indicated by “[***]”) have been omitted as we have determined the omitted information is (i) not material and (ii) the type of information that we both customarily and actually treat as private and confidential.
^^	Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. We will furnish supplementally a copy of such omitted documents to the SEC upon request

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vacasa, Inc.
By:	/s/ Robert Greyber
Robert Greyber
Chief Executive Officer
Date:	4/30/2025